Form 10QSB
period 2000-03-31
TELCO TECHNOLOGY INC
filed 2000-05-11
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                    FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended MARCH 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to


          Commission file number 0-28887


              TELCO-TECHNOLOGY, INC.
(Exact name of Small Business Issuer as Specified in its Charter)


Delaware                                         22-3328734
(State or Other Jurisdiction               (I.R.S. Employer
of Incorporation or                          Identification
Organization)                                       Number)

                  60 Bowers Lane
             Closter, New Jersey 07624
     (Address of Principal Executive Offices)

                  (201) 768-2310
 (Issuer's Telephone Number, Including Area Code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X              No


State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

   Common, $.001 par value per share: 8,869,944
           outstanding as of May 1, 2000

          PART I - FINANCIAL INFORMATION

              TELCO-TECHNOLOGY, INC.


          Index to Financial Information
            Period Ended March 31, 2000



Item
                                                 Page Herein

Item 1 -  Financial Statements:

Condensed Balance Sheets                          3

Condensed Statements of Operations                4

Condensed Statements of Cash Flows                5

Notes to Condensed Financial Statements           6

Item 2 -  Management's Discussion and
          Analysis or Plan of Operation           7

TELCO-TECHNOLOGY, INC.

CONDENSED BALANCE SHEETS


                                 March 31,         December 31,
                                   2000                1999
                                (unaudited)
ASSETS

Current Assets
    Cash and cash equivalents  $   24,146         $    26,965
  Total Current Assets             24,146              26,965

Other Assets
    Loan receivable from officer  198,006             218,006
  Total Other Assets              198,006             218,006

  TOTAL ASSETS                $   222,152         $   244,971


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable
    and accrued expenses      $       -           $    18,000
    Due to related party
    (Note 4)                       38,042         $     8,042
 Total Current Liabilities         38,042              26,042

Stockholders' Equity
 Preferred stock
 (2,000,000 shs
 authorized .001 par value,
 none issued and/or outstanding)      -                   -
 Common stock
 (13,000,000 shs
 authorized .001 par value
 8,869,944 shares
 issued and outstanding             8,870               8,870
Capital in excess
 of par value                   2,979,869           2,975,369
Deficit                        (2,804,629)         (2,765,310)
Total Stockholders' Equity        184,110             218,929

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY       $  222,152       $     244,971



See Notes to Financial Statements.

TELCO TECHNOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

                                      For the Three Months
                                         Ended March 31,
                                     2000            1999

Sales revenues                     $    0        $     0

Cost of sales                           0              0

Gross profit                            0              0

General and administrative
 expenses                          39,319        123,643

Loss from operations              (39,319)      (123,643)

Other income and expenses
    Interest income                     -          1,855
Income (loss) from
continuing operations
before taxes                      (39,319)      (121,788)

Provision for income taxes              -              -

Net income (loss) from
continuing operations             (39,319)      (121,788)

Income (loss) from
discontinued operations
(net of income taxes)                   0        (63,498)

Net loss                        $ (39,319)   $  (185,286)

Basic and diluted
earnings (loss)
per common share:

Continuing operations               (0.00)         (0.01)
Discontinued operations              0.00          (0.01)

Total                               (0.00)         (0.02)

Basic and diluted
average shares outstanding      8,869,944       8,137,611

See Notes to Financial Statements.

TELCO-TECHNOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                    For the Three Months
                                      Ended March 31,
                                   2000           1999

Operating Activities
Net income or (loss)
 from continuing operations     $(9,319)   $    (121,788)
Adjustments to reconcile
 net income or (loss)
 to net cash used
 by operating activities:
Rent adjustment                   4,500            4,500
Changes in operating
 assets of continuing
 operations:
Accounts payable                (18,000)          18,000
Net cash used
by continuing operations        (22,819)         (99,288)

Net cash provided (used)
 by discontinued operations           0            8,427

Investing Activities
Repayment of officers' loans     20,000            6,040
Net cash provided(used)
 by investing activities         20,000            6,040

Increase (decrease) in cash      (2,819)         (84,821)
Cash at beginning of period      26,965          226,719
Cash at end of period       $    24,146     $    141,898

Supplemental Disclosures of Cash Flow Information:

Cash paid during year for:

    Interest                $         -      $         -
    Income taxes            $         -      $         -



See Notes to Financial Statements.

TELCO-TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 1-     THE COMPANY AND BASIS OF PRESENTATION

Telco-Technology, Inc, ("Telco" or the "Company") was incorporated in the state of Nevada on November 23, 1993 and was reorganized as a Delaware corporation in 1998.

On June 15, 1999 the Company sold its business operations and became a shell corporation, whose principal business is to locate and consumate a merger or acquisition with an ongoing business.

The accompanying unaudited financial statements have been prepared by Telco in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at March 31, 2000, its operating results for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999.
The balance sheet at December 31, 1999 has been derived from the Company's audited consolidated financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-SB/A filed with the Securities and Exchange Commission on March 15, 2000.

The results of operations for the three months ended March 31,
2000 are not     necessarily indicative of the results that may be
expected for future quarters or the year ending December 31, 2000.


Note 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of receivables from an officer and director of the Company.

Receivables from an officer of the Company are unsecured and represent a concentration of credit risk due to the common employment and financial dependency of this individual on the Company.

TELCO-TECHNOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

Note 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Income (Loss) Per Share

In accordance with SFAS No. 128, basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, except that pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, if applicable, common shares issued in each of the periods presented for nominal consideration have been included in the calculation as if they were outstanding for all periods presented.

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. The Company had no dilutive common stock equivalent shares outstanding during the periods presented.

Note 3-     RELATED PARTY TRANSACTIONS

In January 1999, the Company entered into a new three year consulting agreement with Donalson Capital Corporation, a company owned by the Chairman of the Board of Directors of Telco-Technology, Inc. expiring in December 2001, providing for a $10,000 monthly fee during the term of the agreement. At March 31, 2000 and December 31, 1999 balances of $38,042 and $8,042 respectively, were owed under the agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

  The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

Overview

  Telco-Technology, Inc. (the "Company") was organized under the laws of the State of Nevada on November 23, 1993 under the name Haycock Morrison Inc. ("Haycock"). In 1994, Haycock completed the sale of certain shares of its Common Stock pursuant to an exemption provided by Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended. On January 27, 1995, Haycock entered into an acquisition agreement with Telco Technology, Inc., a Delaware corporation ("Telco").
Pursuant to the terms of the acquisition, Haycock issued 5,000 shares of its Common Stock which represented 60% of the then outstanding Common Stock of Haycock.

  After giving effect to the above transaction, the Company ceased all activities as Haycock and changed its name to Telco-Technology, Inc. The Company continued the business operations then conducted by Telco of providing long distance telephone services and computer networks for voice and data transmissions which operations were primarily conducted in the State of Massachusetts (the "Massachusetts Operations"). In 1998, the Company was reorganized as a Delaware corporation. The Company continued such operations until June 1999.

  In June 1999, the Company sold the Massachusetts Operations to a company affiliated with a former officer and director of the Company in exchange for the return of 950,000 shares of Common Stock to the Company, and the assumption of all liabilities of the Massachusetts Operations. As part of the agreement, the Company also agreed to forgive all officer loans due from such individual (which amounted to approximately $118,000). As a result of the foregoing, the Company has no current business operations. As such, the Company can now be defined as a "shell" corporation, whose principal business purpose at this time is to locate and consummate a merger or acquisition with a private entity.

Plan of Operation

  In 1999, management decided that it would be in the best interests of the Company and its stockholders to seek additional business opportunities and sell the Massachusetts Operations, its then sole business operations. As a result of the sale of the Massachusetts Operations which occurred in June 1999, the Company has no current business operations.

  Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

  The Company has determined to initially limit its search for a potential business or business opportunity to firms involved or intending to be involved in the telecommunications and/or internet industries. In this regard, the Company will not restrict its search to any specific geographical location, and the Company may participate in a business venture of virtually any kind or nature.
 In addition, the Company may determine at a future date to seek a potential business or business opportunity in another industry in the event the Company does not consummate a transaction with a business or business opportunity in the telecommunications and/or internet industries.

Liquidity and Capital Resources

  On March 31, 2000, the Company had a working capital deficit of approximately $(14,000), an equity to debt ratio of approximately 4.8 to 1, and stockholders' equity of approximately $184,000. At March 31, 2000, the Company had approximately $24,000 in cash, total assets of approximately $222,000 and total liabilities of approximately $38,000. On December 31, 1999, the Company had working capital of approximately $1,000, an equity to debt ratio of approximately 8.4 to 1, and stockholders' equity of approximately $219,000. At December 31, 1999, the Company had approximately $27,000 in cash, total assets of approximately $245,000 and total liabilities of approximately $26,000.

  As a result of the sale of the Massachusetts Operations, the
Company  has no current business operations.   As such, the
Company can now be defined as a "shell" corporation, whose principal business purpose at this time is to locate and consummate a merger or acquisition with a private entity. Management expects that the sale of the Massachusetts Operations will allow the Company to focus on other business opportunities in its attempt to locate and consummate such a merger or acquisition. In view of the Company's current limited cash position, the Company intends to complete such a transaction in the next twelve months. It should be noted that the Company likely has insufficient capital with which to make any acquisitions. Accordingly, in any of the transactions to merge with or acquire a private entity, it is likely that the consideration utilized to make any acquisitions will consist of equity securities. However, in order to meet certain working capital needs and operating expenses in the next twelve months in the Company's attempt to locate and effect a business combination, and insofar that no cash was received in connection with sale of the Massachusetts Operations, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements to raise any capital. In the event the Company does attempt to raise capital most likely the only method available to the Company would be a private sale of its securities. Because of the current status of the Company as a "shell" corporation, it is unlikely that it would be able to obtain additional funding from either a bank or other commercial lender. There can be no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. In addition, there can be no assurance that the Company will be able to acquire any business or business opportunity within such period of time or at any time at all, or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

Year 2000 Issue

  The year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Software programs and hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities. As a result, many companies have been required to undertake major projects to address the year 2000 issue.

  Year 2000 issues are not currently material to the Company's business, operations or financial condition in view of the Company's current lack of business operations. However, year 2000 issues may become material to the Company in the event the Company acquires or participates in another business opportunity. Management intends to address this potential problem with any prospective merger, acquisition candidate or other participant and adopt a plan and a budget for addressing such issues, if necessary.

Forward-Looking Statements

  This report contains certain forward-looking statements that are based upon the beliefs and assumptions of, and information available to, the management of the Company at the time such statements are made. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions are intended to identify such forward-looking statements. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

            PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

Item 2.     Changes in Securities.

            None.

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security-Holders.

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)  Exhibits.

            There are no exhibits applicable to this Form 10-QSB.

            (b)  Reports on Form 8-K.

            Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 2000.

            None.

                        SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TELCO-TECHNOLOGY, INC.
                                     (Registrant)


Dated: May 10, 2000                   By: /s/Donald R. McKelvey,
                                      Donald R. McKelvey,
                                      Chairman of the Board and
                                      President


Dated: May 10, 2000                   By: /s/Donald R. McKelvey,
                                      Donald R. McKelvey,
                                      Principal Financial Officer