Form 10QSB/A
period 2000-03-31
TELCO TECHNOLOGY INC
filed 2000-05-11
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                    FORM 10-QSB/A

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

See Notes to Financial Statements.

TELCO-TECHNOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                    For the Three Months
                                      Ended March 31,
                                   2000           1999

Operating Activities
Net income or (loss)
 from continuing operations    $(39,319)   $    (121,788)
Adjustments to reconcile
 net income or (loss)
 to net cash used
 by operating activities:
Rent adjustment                   4,500            4,500
Changes in operating
 assets of continuing
 operations:
Accounts payable                (18,000)          18,000
Due to related party             30,000               -
Net cash used
by continuing operations        (22,819)         (99,288)

Net cash provided (used)
 by discontinued operations           -            8,427

Investing Activities
Repayment of officers' loans     20,000            6,040
Net cash provided(used)
 by investing activities         20,000            6,040

Increase (decrease) in cash      (2,819)         (84,821)
Cash at beginning of period      26,965          226,719
Cash at end of period       $    24,146     $    141,898

Supplemental Disclosures of Cash Flow Information:

Cash paid during year for:

    Interest                $         -      $         -
    Income taxes            $         -      $         -



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