Form 10QSB
period 2000-09-30
TELCO TECHNOLOGY INC
filed 2000-11-03
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC 20549

                       FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

    Common, $.001 par value per share: 8,869,944
          outstanding as of November 1, 2000

          PART I - FINANCIAL INFORMATION

               TELCO-TECHNOLOGY, INC.


           Index to Financial Information
             Period Ended September 30, 2000



Item                                        Page Herein

Item 1 -  Financial Statements:

Condensed Balance Sheets                            3

Condensed Statements of Operations                  4

Condensed Statements of Cash Flows                  5

Notes to Condensed Financial Statements             6



Item 2 -  Management's Discussion and
         Analysis or Plan of Operation              8

TELCO-TECHNOLOGY, INC.

CONDENSED BALANCE SHEETS


                            September 30,  December 31,
                            2000           1999
                            (unaudited)
ASSETS

Current Assets
Cash and cash equivalents     $6,613    $    26,965
Total Current Assets           6,613         26,965

Other Assets
Loan receivable
from officer                 198,006        218,006
Total Other Assets           198,006        218,006

TOTAL ASSETS             $   204,619    $   244,971


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable
and accrued expenses      $   5,000     $    18,000
Due to related party
(Note 3)                      88,042    $     8,042
Total Current Liabilities     93,042         26,042

Stockholders' Equity
Preferred stock (2,000,000
shares authorized .001 par value,
none issued and/or outstanding)    -              -
Common stock (13,000,000 shares
authorized .001 par value
8,869,944 shares issued
and outstanding                 8,870         8,870
Capital in excess of
par value                   2,988,869     2,975,369
Deficit                    (2,886,162)   (2,765,310)
Total Stockholders' Equity    111,577       218,929

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY   $  204,619    $  244,971



See Notes to Financial Statements.

TELCO TECHNOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS


                         For the three months        For the nine months
                         Ended September 30,          Ended September 30,
                           2000        1999         2000        1999
                             (unaudited)              (unaudited)

Sales revenues           $    -       $    -       $    -    $    -

Cost of sales                 -            -            -         -

Gross profit                  0            0            0         0

General & administrative
expenses                 40,513      114,395      120,852   268,442

Loss from operations    (40,513)    (114,395)    (120,852) (268,442)

Other income & expenses
   Interest income            -          263            -     3,472
Income (loss) from
continuing operations
before taxes            (40,513)    (114,132)    (120,852) (264,970)

Provision for
income taxes                  -            -            -         -

Net income (loss)
from continuing
operations             $(40,513)    (114,132)    (120,852) (264,970)

Income (loss)
from discontinued
operations
(net of income taxes)         -        4,817            -   (65,070)

Net loss                (40,513)    (109,315)    (120,852) (330,040)

Basic (loss) per common share:


Continuing operations     (0.00)       (0.01)       (0.01)    (0.03)
Discontinued operations    0.00         0.00         0.00     (0.01)

Total                     (0.00)       (0.01)       (0.01)    (0.04)

Basic average shares
outstanding           8,869,944    8,869,944     8,869,944  8,620,832


See Notes to Financial Statements.

TELCO-TECHNOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS


                      For the three months     For the nine months
                      Ended September 30,      Ended September 30,
                      2000         1999        2000        1999
                                       (unaudited)
Operating Activities
Net income or
(loss) from
continuing operations     $(40,513)   $ (114,132)   $ (120,852)   $(264,970)
Adjustments to
reconcile net income
or (loss)
to net cash
used by operating
activities:
Rent adjustment              4,500         4,500        13,500       13,500
Changes in operating
assets of continuing
operations:
Accounts payable             5,000        28,250       (13,000)      46,250
Due to related party        30,000         8,042        80,000        8,042
Net cash used by
continuing operations       (1,013)      (73,340)      (40,352)    (197,178)

Net cash provided (used) by
discontinued operations          -        14,473             -      (36,580)

Investing Activities
Repayment of officers' loans     -             -        20,000       56,779
Net cash provided by
investing activities             0             0        20,000       56,779

Increase (decrease)
in cash                     (1,013)      (58,867)      (20,352)    (176,979)
Cash at beginning
of period                    7,626       108,607        26,965      226,719
Cash at end
of period                   $6,613        49,740         6,613     $ 49,740

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

The accompanying unaudited financial statements have been prepared by Telco in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial
statements prepared in      accordance with generally accepted accounting
principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at September 30, 2000, its operating results for the three and nine months ended September 30, 2000 and 1999 and cash flows for the three and nine months ended September 30, 2000 and 1999. The balance sheet at December 31, 1999 has been derived from the Company's audited consolidated financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-
SB/A filed with the Securities and Exchange Commission on March 15, 2000.

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

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

Note 3-     RELATED PARTY TRANSACTIONS

In January 1999, the Company entered into a new three year consulting agreement with Donalson Capital Corporation, a company owned by the Chairman of the Board of Directors of Telco-Technology, Inc. expiring in December 2001, providing for a $10,000 monthly fee during the term of the agreement. At September 30, 2000 and December 31, 1999 balances of $88,042 and $8,042 respectively, were owed under the agreement.

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

Liquidity and Capital Resources

     On September 30, 2000, the Company had a working capital deficit of approximately $(86,000), an equity to debt ratio of approximately 1.20 to 1, and stockholders' equity of approximately $112,000. At September 30, 2000, the Company had approximately $7,000 in cash, total assets of approximately $205,000 and total liabilities of approximately $93,000. On December 31, 1999, the Company had working capital of approximately $1,000, an equity to debt ratio of approximately 8.4 to 1, and stockholders' equity of approximately $219,000. At December 31, 1999, the Company had approximately $27,000 in cash, total assets of approximately $245,000 and total liabilities of approximately $26,000.

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

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 2000.

          None.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             TELCO-TECHNOLOGY, INC.
                             (Registrant)


Dated: November 3, 2000      By: /s/Donald R. McKelvey
                             Donald R. McKelvey,
                             Chairman of the Board and
                             President



Dated: November 3, 2000      By: /s/Donald R. McKelvey
                             Donald R. McKelvey,
                             Principal Financial Officer