Form 10KSB
period 2000-12-31
TELCO TECHNOLOGY INC
filed 2001-04-16
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC  20549

                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       Commission file number 0-28887

           TELCO-TECHNOLOGY, INC.
(Name of Small Business Issuer in Its Charter)

Delaware                                        22-3328734
(State or other jurisdiction              (I.R.S. Employer
of incorporation or                         Identification
organization)                                      Number)

60 Bowers Lane
Closter, New Jersey                                 07624
(Address of principal                           (Zip Code)
executive offices)

Issuer's telephone number,
including area code:  (201) 768-2310

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock ($.001 par value)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:    $0

As of March 31, 2001, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (3,715,819 shares) was approximately $130,000. The number of shares outstanding of the Common Stock ($.0001 par value) of the Issuer as of the close of business on March 31, 2001 was 9,469,944.

Documents Incorporated by Reference:  None

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

                   PART I

Item 1. Description of Business.

General Development

     Telco-Technology, Inc. (the "Company") was organized under the laws of the State of Nevada on November 23, 1993 under the name Haycock Morrison Inc. ("Haycock"). In 1994, Haycock completed the sale of certain shares of its Common Stock pursuant to an exemption provided by Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). On January 27, 1995, Haycock entered into an acquisition agreement with Telco Technology, Inc., a Delaware corporation ("Telco"). Pursuant to the terms of the acquisition, Haycock issued 5,000 shares of its Common Stock which represented 60% of the then outstanding Common Stock of Haycock.

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

     In June 1999, the Company sold the Massachusetts
Operations to a company affiliated with a former officer and director of the Company in exchange for the return of 950,000 shares of Common Stock to the Company, and the assumption of all liabilities of the Massachusetts Operations. As part of the agreement, the Company also agreed to forgive all officer loans due from such individual (which amounted to approximately $118,000). As a result of the foregoing, the Company has no current business operations. As such, the Company can now be defined as a "shell" corporation, whose principal business purpose at this time is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

Business of the Company

     The Company has no current business operations and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

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

     The discussion of the business under this caption is purposefully general and not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. No assurance can be given, however, that any transaction will in fact be consummated.

     Management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited financing. This lack of diversification should be considered a substantial risk to the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity in the form
of firms which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate
purposes.   In some instances, a business opportunity may involve
the acquisition or merger with a company which does not need substantial additional cash but which desires to establish a public trading market for its Common Stock. A company which seeks the Company's participation in attempting to consolidate its operations through a merger, reorganization, asset acquisition, or some other form of combination may desire to do so to avoid what it may deem to be adverse consequences of undertaking a public offering itself. Factors considered may include time delays, significant expense, loss of voting control and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking even the limited additional capital which the Company will have and/or the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilities or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing Form 8-K's, agreements and related reports and documents. Nevertheless, management of the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Evaluation of Opportunities

     The analysis of new business opportunities will be undertaken by or under the supervision of the Company's Chairman of the Board, who is not a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present contacts of the Company's officers and directors, such as but not limited to attorneys, accountants, financial advisors, bankers, businessmen and others who work with businesses which may desire to go public. From time to time, such contacts may refer their contacts, clients, acquaintances
and others to the Company.   In analyzing prospective business
opportunities, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history or operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

     It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and shareholders of the Company must, therefore, depend on the ability of management to identify and evaluate such risks. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activity prior to the Company's participation, and there is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. It should be noted that the Company likely has insufficient capital with which to make any acquisitions. Accordingly, in any of the transactions alluded to herein, it is likely that the consideration utilized to make any acquisitions will consist of equity securities.

     In the event that an acquisition is made utilizing primarily equity securities (as is expected to be the case), the percentage ownership of present shareholders will be diluted, the extent of dilution depending upon the amount so issued.
Persons acquiring shares in connection with any acquisition of a business may obtain an amount of equity securities sufficient to control the Company. In addition, the Company's Directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders. Further, if the Company were to issue substantial additional securities in any acquisition, such issuance might have an adverse effect on the trading market in the Company's securities in the future.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market in the Company's securities may have a depressive effect on such market.

     The Company intends to structure a merger or acquisition in such a manner as to minimize Federal and State tax consequences to the Company and to any target company. Under
Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"), a statutory merger or consolidation is an exempt transaction and may be tax-free if effected in accordance with State law. A tax-free reorganization may require the Company to issue a substantial number of its securities in exchange for the securities or assets of a target firm. Accordingly, the proportional interests of the shareholders of the Company prior to such transaction or reorganization may be substantially less than the proportional interest of such shareholders in the reorganized entity. Even if a merger or consolidation is undertaken in accordance with the Code, there is no assurance that Federal and State tax regulations will not change in the foreseeable future and result in the Company incurring a significant tax liability.

     As part of the Company's investigation, management of the Company intends to meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

     The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

     With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition.
The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and
others.   If a decision is made not to participate in a specific
business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     Further, companies subject to Section 13 or 15(d) of the Exchange Act must furnish certain information about significant acquisitions, including certified financial statements for the company or companies acquired covering at least two years. Consequently, if targeted acquisition prospects do not have, or are unable to obtain, the requisite certified financial statements, such acquisitions by the Company would appear to be inappropriate.

Competition

     The Company is aware that there are many other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities. In addition, the Company expects to encounter substantial competition in its efforts to attract business opportunities from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial institutions, small business investment companies and wealthy individuals. Competition in the search for business opportunities is principally based upon experience in connection with identifying and effecting business acquisitions, financial and personnel resources and technical expertise. Many of these entities have significantly greater experience, financial and personnel resources, and managerial and technical capabilities than the Company and in all likelihood will be in a better position than the Company to obtain access to attractive business opportunities. In view of the Company's limited financial resources and personnel, the Company will continue to be at a significant competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

     In the event the Company acquires or merges with a business or business opportunity in the telecommunications and/or internet industries, the Company will face significant competition. The telecommunications and internet industries are highly competitive. It is anticipated that many of the Company's potential competitors will have greater financial, technical, operational, marketing and other resources and experience than the Company. In addition, the telecommunications and internet industries are typified by well established and better financed companies with a long established and highly recognized market presence.

     The markets in the telecommunications and internet industries can be significantly influenced by the marketing and pricing decisions of larger industry participants and there are limited barriers to entry in many of the telecommunications and internet markets. The Company expects competition in these markets to intensify in the future.

     The telecommunications and internet industries are also subject to rapid and significant changes in technology, including frequent new service and product introductions, evolving industry standards, and rapid obsolescence of equipment. Competition from the effect of technological changes on the Company's operations, in the event the Company acquires or merges with a business or business opportunity in the telecommunications or internet industries, cannot be predicted and could have a material adverse effect on the Company's future business, financial condition, and
results of operations.   Technological advancements,
telecommunications reform and the continuing commercialization of the internet have all contributed to transforming the once traditional telecommunications industry. Well established long distance companies, regional Bell operating companies, internet service providers and cable companies are continuing to build, upgrade and enter many different markets in the telecommunications and internet industries, which could materially impact the Company's presence in any of the telecommunications and/or internet industries. In addition, in the future the Company's most significant competitors may be new entrants to the communications and information services industry.

Research and Development

     Prior to the Company becoming a "shell" corporation, the Company did not spend any funds for research and development during the last two fiscal years.

Regulation

     Although the Company is subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar that the Company will not be engaged in the business of investing or trading in securities. Such Act defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. Although management believes that the Company will not be subject to regulation under such Act insofar that the Company does not intend to engage in such activities, the Company has obtained no formal determination as to the status of the Company under such Act. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".

     In the event the Company acquires or merges with a business or business opportunity in the telecommunications and/or internet industries, the Company expects that its business will be subject to various regulations. Generally, the telecommunications industry is subject to the provisions of the Telecommunications Act of 1996 and Federal Communication Commission ("FCC") regulations thereunder, as well as applicable laws and regulations of the various states administered by the relevant state authorities. Certain aspects of the internet industry are also subject to the Telecommunications Act of 1996 and regulations of the FCC. There can be no assurance that the Company will be able to comply with any such regulations. In addition, regulations may be enacted in the future which may have a material adverse effect on the business of the Company.

Employees

     As of the date hereof, and other than the services provided by its Chairman and Donalson Capital Corporation, the Company does not have any full or part time employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Uncertainties and Risk Factors

     In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company.

     NO CURRENT BUSINESS OPERATIONS; NON-ARM'S LENGTH TRANSACTION. In June 1999, the Company sold its then current business operations to Total Technology, Inc., a company affiliated with Robert Powell, Sr., a former officer and director of the Company, in exchange for the return of 950,000 shares of Common Stock to the Company, and the assumption of all liabilities of such operations. As part of the agreement, the Company also agreed to forgive all officer loans due from such individual (which amounted to approximately $118,000). As a result, the Company has no current business operations. While management believes the agreement to sell the Massachusetts Operations contains terms which generally are comparable to those which have been reached in arm's-length negotiations with unaffiliated parties, the agreement was reached while Mr. Powell was managing the Massachusetts Operations and therefore is not the result of arm's length negotiations between independent parties. Management believes, however, that the transaction was completed on terms no less favorable than would have been achieved with unaffiliated third parties. With no current business operations, the Company can now be defined as a "shell" corporation, whose principal business purpose at this time is to locate and consummate a merger or acquisition with a private entity. There is no assurance the Company's intended merger or acquisition activities will be successful or result in revenue or profit to the Company. The likelihood of success of the Company must be considered in light of the risks, expenses, difficulties and delays frequently encountered in connection with the operation and development of a new business. There is nothing at this time upon which to base an assumption that any business or business opportunity the Company acquires will prove successful, and there is no assurance that it will be able to operate profitably.

     EXTREMELY LIMITED CAPITALIZATION. The Company has insufficient capital with which to make any significant asset acquisitions. Accordingly, in any of the transactions alluded to herein, it is likely that the consideration utilized to make any acquisitions will consist of equity securities. In addition, inasmuch as the Company's capitalization is limited and the issuance of additional Common Stock will result in a dilution of interest for present shareholders, it is unlikely the Company will be capable of negotiating more than one merger or acquisition. Consequently, the Company's lack of diversification may subject the Company to economic fluctuation within a particular industry in which a target company conducts business.

     LACK OF PROFITABILITY; CONTINUING LOSSES; AND DOUBTFUL ABILITY TO CONTINUE AS A GOING CONCERN. The Company has incurred net losses from continuing operations of approximately $171,000 and $283,000 in 2000 and 1999, respectively. As a result of the Company's recurring losses from operations, the Company's independent auditor's report, dated February 9, 2001, for the year ended December 31, 2000, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern. With the sale of the Massachusetts Operations in June 1999, the Company's only operating division, the Company has no current operations. Management expects that this transaction will allow the Company to focus on other business opportunities in its attempt to locate and consummate a merger or acquisition with a private entity. There can be no assurance, however, that the Company will be able to acquire any business or business opportunity or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

     COMPETITION FOR BUSINESS OPPORTUNITIES. The Company is aware that there are many other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities. In addition, the Company expects to encounter substantial competition in its efforts to attract business opportunities from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial institutions, small business investment companies and wealthy individuals. Competition in the search for business opportunities is principally based upon experience in connection with identifying and effecting business acquisitions, financial and personnel resources and technical expertise.

Many of these entities have significantly greater experience, financial and personnel resources, and managerial and technical capabilities than the Company and in all likelihood will be in a better position than the Company to obtain access to attractive business opportunities. In view of the Company's limited financial resources and personnel, the Company will continue to be at a significant competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

     LACK OF MARKET RESEARCH OR IDENTIFICATION OF ACQUISITION
OR MERGER CANDIDATE. The Company has neither conducted nor have others made available to it results of market research concerning the availability of potential business opportunities.
Therefore, management has no assurance that market demand exists for a merger or acquisition as contemplated by the Company. Although the Company has determined to initially limit its search for a potential business or business opportunity to firms involved or intending to be involved in the telecommunications and/or internet industries, there is no assurance the Company will be able to acquire a business opportunity on terms favorable to the Company.

     CONFLICTS OF INTEREST - POSSIBLE NEGOTIATION OR OTHERWISE GRANT OF CONSENT BY MANAGEMENT TO PURCHASE OF MANAGEMENT'S COMMON STOCK. As a condition to or in connection with a proposed merger or acquisition transaction, management may actively negotiate or otherwise consent to the purchase of all or a portion of its shares of Common Stock. In connection with any such stock purchase transaction, it is possible that a premium may be paid for management's shares of Common Stock and that the other shareholders in the Company may not receive any portion thereof in the event such premium may be paid. Any transaction structured in such manner may present management with conflicts of interest and as a result of such conflicts, may possibly compromise management's fiduciary duties to the Company's shareholders, as the potential would therefore exist for management to consider its own personal pecuniary benefit rather than the best interests of the Company's other shareholders. In this regard, management and control shareholders, if any, generally have a fiduciary obligation under Delaware law to not effect transactions which are not in good faith furtherance of rational corporate purposes or are unfair to unaffiliated
stockholders.    Further, the Company's other shareholders may
not be afforded an opportunity to otherwise participate in any particular stock buy-out transaction. Additionally, in any such transaction, it is possible, although not presently intended, that the Company may borrow funds to be used directly or indirectly to purchase management's shares.

     POSSIBLE CHANGE IN CONTROL AND MANAGEMENT. The successful completion of a merger or acquisition may result in a change of control of the Company. Any such change in control may also result in the resignation or removal of the Company's present management.

     REGULATION.   Although the Company is subject to
regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar that the Company will not be engaged in the business of investing or trading in securities. Such Act defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. Although management believes that the Company will not be subject to regulation under such Act insofar that the Company does not intend to engage in such activities, the Company has obtained no formal determination as to the status of the Company under such Act. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company".

     TAXATION.   In  the course of any acquisition or  merger
the Company may undertake, a substantial amount of attention will be focused upon federal and state tax consequences to both the Company and the "target" company. Presently, under Section 368 of the Internal Revenue Code of 1986, as amended, a statutory merger or consolidation is an exempt transaction and may be tax-free if effected in accordance with State law. While the Company expects to undertake any merger or acquisition so as to minimize federal and state tax consequences to both the Company and the "target" company, there is no assurance that such business combination will meet the statutory requirements of a reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A nonqualifying reorganization could result in the imposition of both federal and state taxes which may have substantial adverse effect on the Company.

     LIMITATION ON LIABILITY OF DIRECTORS. The Company's Certificate of Incorporation provides that a director of the Company will not be personally liable to the Company or its shareholders for monetary damages resulting from breaches of his fiduciary duty of care as a director, including breaches which constitute gross negligence. As a result, the rights of the Company and its shareholders to obtain monetary damages for acts or omissions of directors will be more limited than they would be in the absence of such provision. The provision would not apply to a violation of a director's responsibility under the Federal securities laws.

     POSSIBLE USE OF DEBT FINANCING; DEBT OF AN ACQUIRED BUSINESS. There are currently no limitations relating to the Company's ability to borrow funds to increase the amount of capital available to the Company to effect a business combination or otherwise finance the operations of an acquired business. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on such borrowings, and then-prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or otherwise sought, will be available on terms deemed to be commercially acceptable and in the best interest of the Company. The inability of the Company to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into an acquired business, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with incurring of indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal
and interest.   Furthermore, an acquired business may already
have previously-incurred debt financing and, therefore, the risks inherent thereto, as discussed above.

     COMPETITION IN THE TELECOMMUNICATIONS AND INTERNET INDUSTRIES. In the event the Company acquires or merges with a business or business opportunity in the telecommunications and/or internet industries, the Company will face significant competition. The telecommunications and internet industries are highly competitive. It is anticipated that many of the Company's potential competitors will have greater financial, technical, operational, marketing and other resources and experience than the Company. In addition, the telecommunications and internet industries are typified by well established and better financed companies with a long established and highly recognized market presence.

     GOVERNMENT REGULATIONS IN THE TELECOMMUNICATIONS AND INTERNET INDUSTRIES. In the event the Company acquires or merges with a business or business opportunity in the telecommunications and/or internet industries, the Company expects that its business will be subject to various regulations. Generally, the telecommunications industry is subject to the provisions of the Telecommunications Act of 1996 and Federal Communication Commission ("FCC") regulations thereunder, as well as applicable laws and regulations of the various states administered by the relevant state authorities. Certain aspects of the internet industry are also subject to the Telecommunications Act of 1996 and regulations of the FCC. There can be no assurance that the Company will be able to comply with any such regulations. In addition, regulations may be enacted in the future which may have a material adverse effect on the business of the Company.

     CUMULATIVE VOTING AND PRE-EMPTIVE RIGHTS. There are no pre-emptive rights in connection with the Company's Common Stock. Therefore, current shareholders of the Company will be in all likelihood significantly diluted in their percentage ownership of the Company in the event the Company issues shares of stock in connection with an acquisition of a buisness or business opportunity. Cumulative voting in the election of directors is not allowed. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

     DIVIDENDS.   At the present time the Company does not
anticipate paying dividends on its Common Stock in the foreseeable future. Any future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.

     POTENTIAL FUTURE SALES PURSUANT TO RULE 144. Certain shares of Common Stock presently held by management and others are "restricted securities" as that term is defined in Rule 144, promulgated under the Securities Act. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may, under certain circumstances sell within any three-month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company's securities.

     ISSUANCE OF SHARES IN MERGER OR ACQUISITION. Any acquisition effected by the Company may result in the issuance of additional Common Stock or Preferred Stock without shareholder approval and may result in substantial dilution in the percentage of the Company's securities held by the Company's then-shareholders. Moreover, the Common Stock or Preferred Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non arm's-length basis by management of the Company, resulting in an additional reduction in the percentage of securities held by the Company's then-shareholders.

     PENNY STOCK RULES. The Company's Common Stock is covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the rule, the broker/dealer must make a special suitability determination for the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of shareholders in this offering to sell their shares in the secondary market. In addition, Securities and Exchange Commission rules impose additional sales practice requirements on broker/dealers who sell penny securities. These rules require a summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in cases of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Securities Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons. The additional burdens imposed upon broker/dealers by such requirements may discourage broker/dealers from effecting transactions in the Common Stock, which could severely limit the market of the Company's Common Stock.

     RESTRICTIONS ON TRANSFERABILITY; LIMITED TRADING MARKET. Only a limited trading market for the Common Stock currently exists. The market price of the Common Stock, which currently is listed on the OTC Bulletin Board under the symbol TTXI, has, in the past, fluctuated substantially over time and may in the future be highly volatile. In addition, the Company believes that relatively few market makers make a market in the Company's Common Stock. The actions of any of these market makers could substantially impact the volatility of the Company's Common Stock.

     SECURITIES AND EXCHANGE COMMISSION AND MARYLAND
INVESTIGATION.   In May 1997, the Company was notified by the
Securities and Exchange Commission of a formal order of a private, non-public investigation of certain issues related to the Company's stock trading. In August 1997, the Company supplied copies of various books and records, and the Commission deposed several of the Company's officers. No further notification has been received since then from the Commission. While there can be no assurance, in the event any further action is taken by the Commission, management does not expect such will result in an unfavorable outcome to the Company or have a material adverse effect.

     In February 2000, the Maryland Division of Securities (the "Maryland Division") notified the Company that as a result of its review of information supplied by the Company in December 1998, it appears the Company violated the Maryland Securities Act. The Maryland Division suggested that in lieu of commencing an administrative action against the Company, the Company consider a negotiated settlement which the Company indicated to the Maryland Division that it would like to achieve. While certain discussions resulted therefrom between the Maryland Division and counsel to the Company, no further notification or correspondence has been received from the Maryland Division since March 2000. Although the outcome of such matter or the definitive terms of any such settlement cannot be predicted with certainty at this time, management is hopeful that it will be able to effect a negotiated settlement which will not have a material adverse effect on the Company.

Item 2.   Description of Property.

     The Company currently maintains its offices in the home of its Chairman located at 60 Bowers Lane, Closter, New Jersey 07624 pursuant to an oral agreement on a rent-free, month-to-month basis. It is contemplated that at such future time as an acquisition or merger transaction may be completed, the Company will secure commercial office space from which it will conduct its business. Until such an acquisition or merger, the Company lacks any basis for determining the kinds of office space or other facilities necessary for its future business. The Company has no current plans to secure such commercial office space. It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and the Company's principal offices may be transferred to such existing facilities.

Item 3.  Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                   PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     (a)  Market Information.

     The Company's Common Stock is presently being traded in the over-the-counter market under the symbol "TTXI" and is listed on the OTC Bulletin Board. The following chart sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated. The quotations represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments and may not represent actual transactions.

                                       Bid Prices

Period                              High          Low

Year ended December 31, 1998:

Jan. 1, 1998 to March 31, 1998     $0.44          $0.19
April l, 1998 to June 30, 1998     $0.50          $0.19
July 1, 1998 to Sept. 30, 1998     $0.44          $0.20
Oct. 1, 1998 to Dec. 31, 1998      $0.21          $0.12

Year ended December 31, 1999:

Jan. 1, 1999 to March 31, 1999     $0.19          $0.12
April l, 1999 to June 30, 1999     $0.19          $0.10
July 1, 1999 to Sept. 30, 1999     $0.19          $0.08
Oct. 1, 1999 to Dec. 31, 1999      $0.13          $0.08

Year ended December 31, 2000:

Jan. 1, 2000 to March 31, 2000     $0.40          $0.08
April l, 2000 to June 30, 2000     $0.40          $0.10
July 1, 2000 to Sept. 30, 2000     $0.14          $0.06
Oct. 1, 2000 to Dec. 31, 2000      $0.08          $0.05

     (b)  Holders.

     As of March 31, 2001, there were approximately 230 record holders of the Company's Common Stock.

     (c)  Dividends.

     The Company has never declared any cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of
        Operation.

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto (the "Financial
Statements") included in this report and is qualified in its entirety by the foregoing.

Overview

     Telco-Technology, Inc. (the "Company") was organized under the laws of the State of Nevada on November 23, 1993 under the name Haycock Morrison Inc. ("Haycock"). In 1994, Haycock completed the sale of certain shares of its Common Stock pursuant to an exemption provided by Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). On January 27, 1995, Haycock entered into an acquisition agreement with Telco Technology, Inc., a Delaware corporation ("Telco"). Pursuant to the terms of the acquisition, Haycock issued 5,000 shares of its Common Stock which represented 60% of the then outstanding Common Stock of Haycock.

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

     The disposal of the Massachusetts Operations has been accounted for as a discontinued operation and, accordingly, its net assets (liabilities) have been segregated from continuing operations in the balance sheet included in the Financial Statements, and its operating results are segregated and reported as discontinued operations in the statements of operations and cash flows included in the Financial Statements.

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

     The Company has determined to initially limit its search
for a potential business or business opportunity to firms involved or intending to be involved in the telecommunications and/or internet industries. In this regard, the Company will not restrict its search to any specific geographical location, and the Company may participate in a business venture of virtually
any kind or nature.   In addition, the Company may determine at a
future date to seek a potential business or business opportunity in another industry in the event the Company does not consummate a transaction with a business or business opportunity in the telecommunications and/or internet industries. See, also, Part I, Item 1 for a more detailed discussion of the Company's plan of operation.

Liquidity and Capital Resources

     On December 31, 2000, the Company had a working capital deficit of approximately $14,000, an equity to debt ratio of approximately 10.8 to 1, and stockholders' equity of approximately $184,000. At December 31, 2000, the Company had approximately $3,000 in cash, total assets of approximately $201,000 and total liabilities of approximately $17,000. On December 31, 1999, the Company had working capital of approximately $1,000, an equity to debt ratio of approximately
8.4 to 1, and stockholders' equity of approximately $219,000. At December 31, 1999, the Company had approximately $27,000 in cash, total assets of approximately $245,000 and total liabilities of approximately $26,000.

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

     In January 2001, the Company in a private placement of securities sold 100,000 shares of Common Stock at $.15 per share to a director of the Company for gross proceeds of $15,000 for working capital. However, in order to meet certain additional working capital needs and operating expenses in the next twelve months in the Company's attempt to locate and effect a business combination, it may be necessary for the Company to attempt to raise additional funds. In the event the Company does attempt to raise capital most likely the only method available to the Company would be a private sale of its securities. Because of the current status of the Company as a "shell" corporation, it is unlikely that it would be able to obtain additional funding from either a bank or other commercial lender. There can be no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. In addition, there can be no assurance that the Company will be able to acquire any business or business opportunity within such period of time or at any time at all, or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

Item 7. Financial Statements.

     See the Financial Statements annexed to this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                  PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of  the Exchange
         Act.

     Set forth below are the present directors and executive officers of the Company. Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified. None of the directors and officers is related to any other director or officer of the Company except as otherwise set forth below.

                       Present Position        Has Served as
Name             Age   and Offices             Director Since

Donald R. McKelvey  55  Chairman of the Board,    1995
                        President, Treasurer
                        and Director

Robert W. McKelvey  43  Secretary and Director    1999

Thomas N. Fischetti 47  Director                  1999

     Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

     DONALD R. McKELVEY has been a Director, Chairman of the Board and Treasurer of the Company for more than the past five years since January 1995 and also became its President in March 1999. Mr. McKelvey is also the sole officer, director and stockholder of Donalson Capital Corp., a company formed by Mr. McKelvey in 1983, which provides certain consulting services to the Company. Donald R. McKelvey is the brother of Robert W. McKelvey.

     ROBERT W. McKELVEY has been a Director and Secretary of the Company since March 1999. Since December 1994, he has been a Regional Manager of Legaledge Software which provides computer software products to primarily corporate law departments, law firms and government agencies. From February 1987 to December 1994, he was employed by Positek, Inc., a Philadelphia based software publisher, initially in the position of a Regional Manager and then as Mid-Atlantic District Manager. Robert W. McKelvey is the brother of Donald R. McKelvey.

     THOMAS N. FISCHETTI has been a Director of the Company
since March 1999.   Mr. Fischetti is the President and majority
shareholder of Allmike Metal Technology, Inc., a New Jersey based developer, designer and manufacturer of products targeted for the wireless and fibre optic telecommunications markets. He has been involved with such company for more than the past five years.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than

10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that Donald R. McKelvey filed one report late relating to one transaction.

Item 10.  Executive Compensation.

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2000, 1999 and 1998, of those persons who were, at December 31, 2000 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                      Summary Compensation Table

                      Annual
                      Compensation


Name and Principal        Fiscal
Position                  Year      Salary Bonus

Donald R. McKelvey(2)     2000      $0       $0
Chairman of the Board,    1999      $0       $0
and President             1998      $0       $0


                              Long-Term
                              Compensation

                                   Restricted
Name and Principal       Fiscal    Stock          All Other
Position                 Year      Value(1)       Compensation

Donald R. McKelvey        2000     $ 20,000      $133,105(2)
Chairman of the Board,    1999     $   0         $ 95,812(2)
and President             1998     $490,000      $120,817(2)

___________________
     (1) In December 2000, the Company issued 500,000 shares of Common Stock to Donalson Capital Corporation ("Donalson") in payment of consulting fees due to Donalson as of December 31, 2000. Donalson agreed to accept such shares in full payment of the entire balance due to Donalson as of such date which was in the amount of $118,042 and that in the event the valuation which may be attributed to such shares does not equal the entire balance due than any difference shall be deemed waived and forgiven by
     Donalson. Of such amount, $98,042 was deemed forgiven.
     Mr. McKelvey is the sole officer, director and stockholder of Donalson. In addition, in 1999, the Company issued 3,000,000 shares of Common Stock to Mr. McKelvey for additional compensation for 1998. The expense was accrued for 1998. In addition, in December 1998, the Company issued 500,000 shares of Common Stock to Mr. McKelvey for
     additional compensation for 1998.   Dollar values of
     awards are based on the average of the bid and asked prices of the Company's Common Stock on the dates of grant.

     (2) Consists of (i) cash payments made in 1998, 1999 and 2000 to Donalson Capital Corporation ("Donalson") for consulting fees of $100,000, $80,000 and $20,000, respectively, (ii) 7.50% per annum imputed interest on the officers interest-free loans and (iii) $98,042 of cash compensation in 2000 which was not paid to Donalson but was forgiven as of December 31, 2000. (See Part III,
     Item 12).

Compensation of Directors

     Since inception, no director has received any cash compensation for his services as such. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.

     The following table sets forth, as of March 31, 2001, (i) the number of shares of Common Stock owned of record or beneficially, or both, by each person who owned of record, or is known by the Company to have beneficially owned, individually, or with his associates, more than 5% of such shares then outstanding; (ii) the number of shares owned beneficially by each Director of the Company and each executive officer of the Company; and (iii) the number of shares owned beneficially by all Directors and executive officers as a group. Except as otherwise indicated below, each of the persons listed below has sole voting and investment power with respect to his or her shares.


                                    Amount and Nature
               Name of Beneficial   of Beneficial      Percent
Title of Class Owner                Ownership          of Class

Common Stock   Donald R. McKelvey    5,552,125(1)       58.6%
Common Stock   Thomas N. Fischetti     202,000(2)        2.1%
Common Stock   Robert W. McKelvey        - (3)            -
Common Stock   Ina McWey               500,000           5.3%

Common Stock   All Executive Officers
               and Directors as
               a Group               5,754,125          60.7%


     (1) Includes 5,012,500 shares held by Donald R. McKelvey and 539,625 shares held by Donalson Capital Corporation
     ("Donalson"). Mr. McKelvey is the sole shareholder of Donalson and, by virtue of such ownership, Mr. McKelvey may be deemed the beneficial owner of the shares held by Donalson. The address for Mr. McKelvey is 60 Bowers
     Lane, Closter, New Jersey.

     (2) Includes 192,000 held by Mr. Fischetti and 10,000 shares held by Allmike Metal Technology, Inc. ("Allmike").
     Mr. Fischetti is the majority shareholder and President of Allmike and, by virtue thereof, Mr. Fischetti may be deemed the beneficial owner of the shares held by Allmike. The address for Mr. Fischetti is 65 Anderson Avenue, Moonachie, New Jersey.

     (3)  The address for Mr. McKelvey is 126 Barley Road,
     Ivyland, Pennsylvania.


Item 12. Certain Relationships and Related Transactions.

     During 1998, the Company issued 500,000 shares of Common Stock to Donald R. McKelvey for additional compensation and agreed to issue an additional 3,000,000 shares of Common Stock to him for additional compensation in 1999. Such additional 3,000,000 shares were issued in January 1999.

     In March 1995, the Company entered into a three year consulting agreement with Donalson Capital Corporation ("Donalson"), a company owned by Donald R. McKelvey. Such agreement provided for a fee of $120,000 per year and was paid for in full by the Company issuing 120,000 shares of Common Stock in 1996. Such agreement was extended from March 1998 to December 1998 at a rate of $10,000 per month. In January 1999, the Company entered into a new three year consulting agreement with Donalson providing for a monthly fee of $10,000 during the term. At December 31, 2000, a balance of $118,042 was owed to Donalson under the agreement. In connection with the balance due as of December 31, 2000, the Company issued 500,000 shares of Common Stock to Donalson wherein Donalson agreed to accept such shares in full payment of the entire balance due to Donalson as of such date and that in the event the valuation which may be attributed to such shares does not equal the entire balance due than any difference shall be deemed waived and forgiven by Donalson. In connection therewith, such shares were valued at $20,000 and $98,042 was deemed forgiven.

     In June 1999, and pursuant to an Acquisition and Stock Transfer Agreement among the Company, Robert Powell, Sr. and Total Technology, Inc., a company affiliated with Mr. Powell ("Total Technology"), the Company sold and transferred all of the Massachusetts Operations to Total Technology. Pursuant to the agreement, Mr. Powell returned 950,000 shares of the Company's Common Stock to the Company and Total Technology assumed all liabilities of the Massachusetts Operations. As part of the agreement, the Company also agreed to forgive all officer loans due from Mr. Powell (which amounted to approximately $118,000). Mr. Powell, who is no longer employed by the Company, served as President of the Company until March 1999 and managed the Company's Massachusetts Operations until it was transferred to Total Technology.

     At December 31, 2000 and 1999, there were officer loans outstanding to the Company in the amounts of $198,006 and $218,006, respectively. In June 1999, such officer loans due from Mr. Powell (approximately $118,000) were forgiven as part of the consideration in connection with the sale and transfer of the Massachusetts Operations. The balance of the loans are due from Mr. McKelvey. Such loans are unsecured, non-interest bearing with no specific terms of repayment.

     The Company currently maintains its offices in the home of Donald R. McKelvey pursuant to an oral agreement on a rent-free, month-to-month basis. The Company has provided for rent of $1,500 per month in its financial statements. Therefore, rental expense of $18,000 per year is reflected for the years 2000 and 1999.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

               3.1  Certificate of Incorporation (Delaware)(1)
               3.2  Certificate of Amendment (Delaware) (filed
                    October 19, 1994)(1)
               3.3 Certificate of Amendment (Delaware) (filed December 19, 1997)(1)
               3.4  Certificate of Merger (Delaware)(1)
               3.5  Articles of Merger (Nevada)(1)
               3.6  By-Laws(1)
               4.1  Specimen Certificate for shares of Common
                    Stock(1)
               4.2  Agreement and Plan of Merger(1)
               10.1 Consulting Agreement with Donalson Capital
                    Corporation(1)
               10.2 Acquisition and Stock Transfer Agreement by and
                    among the Company, Robert Powell, Sr. and Total Technology, Inc.(1)
___________________________

               (1)  Filed as an exhibit to the Company's
          Registration Statement on Form 10-SB filed on
          January 13, 2000, and incorporated by reference herein.

     (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.

                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    TELCO-TECHNOLOGY, INC.
                    (Registrant)


                    By:/s/ Donald R. McKelvey
                    Donald R. McKelvey,
                    Chairman of the Board, President
                    and Treasurer


                    Dated: April 13, 2001

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                 Title                        Date

/s/ Donald R. McKelvey  Chairman of the Board,       4/13/01
Donald R. McKelvey      President, Treasurer
                        and Director
                        (Principal Executive Officer
                        and Principal Accounting
                        and Financial Officer)

/s/ Robert W. McKelvey   Secretary and Director      4/13/01
Robert W. McKelvey

/s/ Thomas N. Fischetti  Director                    4/13/01
Thomas N. Fischetti

TELCO-TECHNOLOGY, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2000



INDEX


PAGE

INDEPENDENT AUDITORS' REPORT                F2

BALANCE SHEETS                              F3

STATEMENTS OF OPERATIONS                    F4

STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY                     F5

STATEMENTS OF CASH FLOWS                    F6-F7

NOTES TO FINANCIAL STATEMENTS               F8-F16

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038

- TEL (212) 406-7272 - FAX (212) 513-1930


INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Telco-Technology, Inc.

We have audited the accompanying balance sheets of Telco-Technology, Inc. as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of financial condition is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telco-Technology, Inc. as of December 31, 2000 and 1999 and the results of its' operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 3, in June, 1999, the Company disposed of its Massachusetts operation (its only operating division).
Management expects that this transaction will allow the Company to focus on other business opportunities.

The accompanying financial statements have been prepared
assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the ability to continue as a going concern. Management's plans regarding these matters are also
described in     Note 9.  The financial statements do not include
any adjustments that might result from the outcome of this uncertainty.


Kempisty & Company
Certified Public Accountants, P.C.
New York, New York
February 9, 2001

F2

                             TELCO-TECHNOLOGY, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                             TELCO-TECHNOLOGY, INC.

                                 BALANCE SHEETS


                                                                 December 31,   December 31,
                                                                     2000           1999
                                                                 -----------    -----------
                      ASSETS

Current Assets
    Cash and cash equivalents                                    $     3,245    $    26,965
                                                                 -----------    -----------
              Total Current Assets                                     3,245         26,965

Other Assets
    Prepaid expenses                                                     200             --
    Loan receivable from officer (Note 8)                            198,006        218,006
                                                                 -----------    -----------
               Total Other Assets                                    198,206        218,006
                                                                 -----------    -----------

                  TOTAL ASSETS                                   $   201,451    $   244,971
                                                                 ===========    ===========


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                        $    17,119    $    18,000
    Due to related party (Note 4)                                         --    $     8,042
                                                                 -----------    -----------
           Total Current Liabilities                                  17,119         26,042

Commitment and Contingencies (Note 5)

Stockholders' Equity
    Preferred stock $.001 par value; 2,000,000 shs authorized;
        no shares issued or outstanding                                   --             --
    Common stock $.001 par value; 13,000,000 shs authorized;
        issued 9,369,944 and 8,869,944 respectively (Note 7)           9,370          8,870
    Capital in excess of par value                                 3,110,911      2,975,369
    Deficit                                                       (2,935,949)    (2,765,310)
                                                                 -----------    -----------
           Total Stockholders' Equity                                184,332        218,929
                                                                 -----------    -----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   201,451    $   244,971
                                                                 ===========    ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F3

                             TELCO TECHNOLOGY, INC.

                            STATEMENTS OF OPERATIONS


                                                          For the Year Ended
                                                              December 31,
                                                      -------------------------
                                                          2000          1999
                                                      -----------   -----------

Sales revenues                                        $        --   $        --

Cost of sales                                                  --            --
                                                      -----------   -----------

Gross profit                                                    0             0

General and administrative expenses                       170,639       286,569
                                                      -----------   -----------

    Loss from operations                                 (170,639)     (286,569)

Other income and expenses
    Interest income                                            --         3,472
                                                      -----------   -----------

(Loss) from continuing operations before taxes           (170,639)     (283,097)

Provision for income taxes                                     --            --
                                                      -----------   -----------

Net (loss) from continuing operations                    (170,639)     (283,097)

(Loss) from discontinued operations
          (net of income taxes)                                --       (65,070)
                                                      -----------   -----------

Net loss                                              $  (170,639)  $  (348,167)
                                                      ===========   ===========

Basic and diluted earnings (loss) per common share:

     Continuing operations                            $     (0.02)  $     (0.03)
     Discontinued operations                                   --         (0.01)
                                                      -----------   -----------

Total                                                 $     (0.02)  $     (0.04)
                                                      ===========   ===========

Basic and diluted average shares outstanding            8,871,314     8,782,629
                                                      ===========   ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F4

                             TELCO-TECHNOLOGY, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                   Common Stock
                                ($.001) Par Value                        Capital In
                           --------------------------     Stock To       Excess Of
                             Shares         Amount        be Issued      Par Value       Deficit         Total
                           -----------    -----------    -----------    -----------    -----------    -----------
January 1, 1999              6,762,944    $     6,763        390,720    $ 2,768,135    $(2,417,143)   $   748,475

Shares issued for
  services                      12,000             12           (720)           708             --              0

Shares issued to
  Chairman                   3,000,000          3,000       (390,000)       387,000             --              0

Shares received for
  Massachusetts
  operation                   (950,000)          (950)            --       (202,929)            --       (203,879)

Shares issued for
  services                      45,000             45             --          4,455             --          4,500

Rent adjustment from
  related party                     --             --             --         18,000             --         18,000

Net loss                            --             --             --             --       (348,167)      (348,167)
                           -----------    -----------    -----------    -----------    -----------    -----------
December 31, 1999            8,869,944          8,870             --      2,975,369     (2,765,310)       218,929

Rent adjustment from
  related party                     --             --             --         18,000             --         18,000

Shares issued for
payable to related party       500,000            500             --         19,500             --         20,000

Debt forgiveness by
related party for
consulting services                 --             --             --         98,042             --         98,042

Net loss                            --             --             --             --       (170,639)      (170,639)
                           -----------    -----------    -----------    -----------    -----------    -----------
December 31, 2000            9,369,944    $     9,370    $        --    $ 3,110,911    $(2,935,949)   $   184,332
                           ===========    ===========    ===========    ===========    ===========    ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F5

                             TELCO-TECHNOLOGY, INC.

                            STATEMENTS OF CASH FLOWS


                                                         For the Year Ended
                                                            December 31,
                                                     -------------------------
                                                         2000          1999
                                                     -----------   -----------

OPERATING ACTIVITIES
 Net income or (loss) from continuing operations     $  (170,639)  $  (283,097)
 Adjustments to reconcile net income or (loss)
    to net cash used by operating activities:
 Forgiveness of debt for consulting services              98,042            --
 Stock issued for payable                                 20,000            --
 Common stock issued for services                             --         4,500
 Rent adjustment                                          18,000        18,000
 Changes in operating assets of continuing
    operations:
 Due to related party                                     (8,042)       40,000
 Prepaid expense                                            (200)
 Accounts payable                                           (881)           --
                                                     -----------   -----------
 Net cash used by continuing operations                  (43,720)     (220,597)

 Net cash provided by discontinued operations                 --         1,031

INVESTING ACTIVITIES
 Loans made to officers                                       --       (50,000)
 Repayment of officers' loans                             20,000        69,812
                                                     -----------   -----------
 Net cash provided by investing activities                20,000        19,812
                                                     -----------   -----------

 Increase (decrease) in cash                             (23,720)     (199,754)
 Cash at beginning of period                              26,965       226,719
                                                     -----------   -----------
 Cash at end of period                               $     3,245   $    26,965
                                                     ===========   ===========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during year for:
    Interest                                         $        --   $        --
                                                     ===========   ===========
    Income taxes                                     $        --   $        --
                                                     ===========   ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F6

                             TELCO-TECHNOLOGY, INC.

                                                         For the Year Ended
                                                            December 31,
                                                     -------------------------
                                                         2000          1999
                                                     -----------   -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Non-cash investing and financing activities:

   Issuance of common stock for payment of
      amounts due to a related party                 $    20,000   $        --

   Forgiveness of debt by a related party for
      consulting services                            $    98,042   $        --

   Issuance of common stock for services             $        --   $     4,500

   Receipt of common stock for forgiveness of
     officer loan and net assets of discontinued
     operation                                       $        --   $   204,942


                       SEE NOTES TO FINANCIAL STATEMENTS.

                                       F7

TELCO-TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2000 and 1999



Note 1-     ORGANIZATION AND OPERATIONS


The Company was incorporated as Haycock Morrison Inc. in the state of Nevada on November 23, 1993. On January 27, 1995 Haycock entered into an acquisition agreement with Telco-Technology, Inc. ("Telco"). Pursuant to the acquisition terms, Haycock issued 5,000 shares of stock, which represented 60% of the outstanding shares of Haycock's common stock.

After giving effect to the above transaction, the Company ceased all activities as Haycock and changed its name to Telco-
Technology, Inc. Telco continued its business operations of providing long distance telephone services and computer networks for voice and data transmissions. In 1998 the Company was reorganized as a Delaware Corporation.

On June 15, 1999, the Company sold its Massachusetts operation to a company affiliated with a former officer and director of the Company in exchange for the return of 950,000 shares of stock to the Company, and the assumption of all liabilities of the Massachusetts operation. The agreement also includes the cancellation of the former officer's debt to the Company. As a result of this sale the Company can now be defined as a "shell" corporation, whose principal business is to locate and consumate a merger or acquisition with an ongoing business.


Note 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents.

Income Taxes


The Company previously adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS No.109") which requires the asset and liability method of accounting for income taxes. Enacted statutory tax rates are applied to temporary differences arising from the differences in financial statement carrying amounts and the tax basis of existing assets and liabilities. Due to the uncertainty of the realization of income tax benefits, (Note 6), the adoption of SFAS No. 109 had no effect on the financial statements of the Company.


F8

TELCO-TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2000 and 1999


Note 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)


Earnings (Loss) Per Share


During 1998 the Company adopted SFAS No. 128, "Earnings Per Share", which requires the reporting of both basic and diluted earnings per share. Net income per share-basic is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Concentration of Credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of cash deposits at commercial banks and receivables from an officer and director of the Company.

Cash and cash equivalents are temporarily invested in interest bearing accounts at one financial institution and may, at times, exceed insurable amounts. The Company believes it mitigates its risk by investing in or through major financial institutions. Recoverability is dependent upon the performance of the institution.

Receivables from an officer of the Company (Note 8) are unsecured and represent a concentration of credit risk due to the common employment and financial dependency of this individual on the Company.

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

Comprehensive Income

Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No.
130 requires an entity to report comprehensive income and its components and increases financial reporting disclosures. This standard has no impact on the Company's financial position, cash flows or results of operations since the Company's comprehensive income is the same as its reported net income for 2000 and 1999.


F9

TELCO-TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2000 and 1999


Note 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)


Fair Value of Financial Instruments


Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and loans receivable from officers are reflected in the financial statements at fair value because of the short-term maturity of these instruments.


Accounting Policies Applied to Discontinued Operations


Revenue Recognition


Revenues are recorded at the time of shipment of products or performance of services. (Applied to discontinued operations)

Depreciation and Amortization

The cost of furniture and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the related lease or the estimated useful life of the assets. Depreciation is computed on a straight line basis for financial reporting purposes and on an accelerated basis for income tax purposes. (Applied to discontinued operations)


Inventories

Inventories are stated at the lower of cost determined by the FIFO method, or market.


F10

TELCO-TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2000 and 1999


Note 3-     DISCONTINUED OPERATIONS

In June, 1999 the Company sold its Massachussetts operations to a former officer and director of the Company, and a new company he is affiliated with, formed to acquire the Company's Massachusetts operation. The sales agreement required the officer to return 950,000 shares of the Company's restricted common stock to the Company and as part of this agreement approximately $118,000 in monies due the Company was forgiven. The Company transferred approximately $151,000 in assets and
$65,000 in liabilities to the   new company, which also assumed
all future liabilities of the Massachusetts operation, as defined in the agreement. The Company valued the 950,000 shares of the Company's common stock it received at the net book value of the assets transferred and loan forgiven or approximately $205,000. Due to the related party nature of the sale, the Company recognized no gain or loss on the transaction. After
this transaction, the officer   no longer owned any of the
Company's common stock.

The disposal of the Massachusetts operation has been accounted for as a discontinued operation and, accordingly, its net assets (liabilities) have been segregated from continuing operations in the accompanying balance sheet, and its operating results are segregated and reported as discontinued operations in the accompanying statements of operations and cash flows.

Information relating to the discontinued Massachusetts
operations for the six months   ended June 30, 1999 is
approximately as follows:

                      Six months
                      ended
                      June 30, 1999

Net sales                  $    537,000
Cost of sales                  (459,000)
Gross profit                     78,000
Operating costs                (143,000)
Income (loss) before
 income taxes                   (65,000)
Less income tax benefit
 (expense)                         -
Net (loss) income          $    (65,000)



F11

TELCO-TECHNOLOGY, INC.


NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2000 and 1999

Note 4-     RELATED PARTY TRANSACTIONS


On December 31, 2000 the Company issued 500,000 shares of $.001 par value common stock to Donalson Capital Corporation ("Donalson"), a company owned by the Chairman of the Board of Telco-Technology, Inc. The shares were issued in full satisfaction of the remaining balance payable to Donalson for consulting services of $118,042 at December 31, 2000.


In March, 1995 the Company entered into a three year consulting agreement with Donalson. This three year agreement, providing for a fee of $120,000 per year was paid for in full by the Company issuing 120,000 shares of common stock in 1996. The expense was amortized over the 36 month period of the agreement. In March 1998, the agreement was extended to December 1998 at a rate of $10,000 per month. In January 1999, the Company entered into a new three year consulting agreement with Donalson expiring in December 2001, providing for a $10,000 monthly fee during the term of the agreement. At December 31, 2000 and 1999, a balance of $-0- and $8,042, respectively was owed under the agreement.

In December of 1998, an officer of the Company received 500,000 shares of restricted common stock as additional compensation. The Company valued this stock at $0.20 per share, or $100,000. Additionally, the Company agreed to issue 3,000,000 restricted shares valued at $0.13 per share or $390,000 for services performed during 1998, These shares which were issued in 1999 were valued at market prices in effect on the date the Company committed to the additional compensation.

The Company currently maintains its offices in the home of its Chairman pursuant to an oral agreement on a rent free, month to month basis. The Company has provided for rent of $1,500 per month in its financial statements. Therefore, rent expense of $18,000 per year is reflected for the years 2000 and 1999.

Note 5-     COMMITMENTS AND CONTINGENCIES

Securities and Exchange Commission Investigation

In May 1997, the Company was notified by the Securities and Exchange Commission of a formal order of a private, non-public investigation of certain issues related to the Company's stock trading. In August 1997, the Company supplied copies of various books and records to the Commission who then deposed some of the Company's officers. Since that time, the Company has received no further notification from the Commission. Based upon its examination of this matter and discussions with Counsel, management does not expect, in the event any further action is taken by the Commission, that such action will result in an unfavorable outcome to the Company or have a material adverse effect.

F12

TELCO-TECHNOLOGY, INC.


NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2000 and 1999


Note 5-     COMMITMENTS AND CONTINGENCIES (continued)

State of Maryland Division of Securities


In February 2000, the Maryland Division of Securities (the "Maryland Division") notified the Company that it appears to have violated Maryland's securities laws in relation to a private placement of securities in 1997. While the Company entered discussions to negotiate a settlement, no further notification or correspondence has been received from the Maryland Division since March 2000. Although the outcome of such matter or the definitive terms of any such settlement cannot be predicted with certainty at this time, management is hopeful that it will be able to effect a negotiated settlement
which will not   have a material adverse effect on the company.

Note 6-     INCOME TAXES

The provision (benefit) for income taxes consists of the following:


                       Year ended December 31,
                       2000      1999

Current:
Federal tax expense   $(58,000) $(112,000)
State tax expense     (8,800)   (32,000)
Deferred:
Federal tax expense   58,000    112,000
State tax expense     8,800      32,000
                   $    -         $    -


A reconciliation of differences between the statutory U.S.
federal income tax rate and the Company's effective tax rate follows:
                                Year ended December 31,
                                2000      1999


Statutory federal income tax    34%       34%
State income tax-net of
federal benefit                 5%        5%
Valuation allowance            -39%      -39%
                                0%        0%



F13

TELCO-TECHNOLOGY, INC.


NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2000 and 1999

Note 6-     INCOME TAXES (continued)


The components of deferred tax assets and liabilities were as follows:
                                      December 31,
                                    2000        1999
Deferred tax assets:

Net operating loss carryforward  $2,860,000    $2,690,000
Total deferred tax assets         2,860,000     2,690,000
Valuation allowance              (2,860,000)   (2,690,000)
Net deferred tax assets          $    -        $    -


SFAS No, 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2000, a valuation allowance for the full amount of the net deferred tax asset was recorded because of continuing losses and uncertainties regarding the amount of taxable income that would be generated in future years.

The Company recognized losses for the years ended December 31, 2000, 1999 and 1998. The amount of available additional net operating loss carryforwards are approximately $170,000 for 2000, $377,000 for 1999, $703,000 for 1998, $800,000 for 1997,
$510,000 for 1996 and $300,000 for 1995. The net operating loss carryforwards, if not utilized, will expire in the years 2005 through 2015. The use of these carryforwards is subject to limitations imposed by the Internal Revenue Service in the event of a change in control.

Note 7-     COMMON STOCK

On December 31, 2000 the Company issued 500,000 shares of $.001 par value common stock in satisfaction of a payable to a related party of $118,042.

During 1999 the Company issued 57,000 shares of common stock to unrelated parties for consulting fees, professional fees, public relations fees and finders fees. The stock wasvalued at prices ranging from $0.06 to $0.169 per share. These values were based upon both current market prices at the time the shares were issued, and whether the shares were free-trading or restricted. (No discount for restricted common stock was taken.) The above share issuances resulted in expenses of $4,500 in 1999.

Reincorporation and Exchange of Stock

In January 1998, the Company changed its corporate domicile from Nevada to Delaware in a tax-free statutory merger. The reorganization changed the authorized shares of common stock outstanding from 50,000,000 to 13,000,000 common stock shares (par value per share remained unchanged) and authorized 2,000,000 shares of preferred stock.

F14

TELCO-TECHNOLOGY, INC.


NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2000 and 1999


Note 7-     COMMON STOCK (continued)

During 1998 the Company issued 500,000 restricted shares of common stock to an officer and director for additional compensation. The Company issued 3,000,000 additional restricted shares of common stock to this person, in 1999 for 1998 services.


Preferred Stock

The Company has authorized 2,000,000 shares of preferred stock, but none are issued or outstanding.

The Board of Directors of the Company is authorized to provide for the issuance from time to time, in one or more series, of any number of shares of Preferred Stock, and to fix the designations, powers, preferences, rights, qualifications, limitations and restrictions of each such series.

Note 8-     LOANS TO OFFICERS

                         December 31,      December 31,
                         2000              1999


Loan to officer          $198,006          $218,006


The loans to an officer are unsecured, non-interest bearing with no specific terms of repayment. At June 30, 1999 the balance of the loan to the former officer of approximately $118,000 was forgiven as part of the sale of the Massachusetts operation (Note 3).

Note 9-     FINANCIAL RESULTS AND LIQUIDITY

The Company has incurred net losses from continuing operations of $170,000 and $283,000 in 2000 and 1999, respectively.

With the sale of the Company's only operating division in June, 1999 (see Note 3) the Company has no operations.

Management expects that this transaction will allow the Company to focus on other business opportunities.



F15

TELCO-TECHNOLOGY, INC.


NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2000 and 1999





Note 10-    SUBSEQUENT EVENT



On January 15, 2001 the Company in a private placement of securities sold 100,000 shares of common stock $.001 par value for $0.15 per share for gross proceeds of $15,000 for working capital.



F16