Form 10QSB
period 2001-03-31
TELCO TECHNOLOGY INC
filed 2001-05-14
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, DC 20549

                     FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2001

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

        Common, $.001 par value per share: 9,469,944
            outstanding as of March 31, 2001

      PART I - FINANCIAL INFORMATION

           TELCO-TECHNOLOGY, INC.


       Index to Financial Information
        Period Ended March 31, 2001



     Item
                                 Page Herein

Item 1 -  Financial Statements:

Condensed Balance Sheets                 3

Condensed Statements of Operations       4

Condensed Statements of Cash Flows       5

Notes to Condensed Financial Statements  6



Item 2 -  Management's Discussion and
          Analysis or Plan of Operation  9

TELCO-TECHNOLOGY, INC.

CONDENSED BALANCE SHEETS


                                  March 31,      December 31,
                                   2001                2000
                                          (unaudited)

  ASSETS

Current Assets
Cash and cash equivalents         $   9,658      $    3,245
  Total Current Assets                9,658           3,245

Other Assets
Prepaid expenses                        200             200
Loan receivable from officer        198,006         198,006
  Total Other Assets                198,206         198,206

  TOTAL ASSETS                    $ 207,864      $  201,451


  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and
  accrued expenses                $  20,119      $   17,119
Due to related party (Note 3)        30,000              -

      Total Current Liabilities      50,119          17,119


Stockholders' Equity
Preferred stock
(2,000,000 shs authorized
 .001 par value,
none issued and/or outstanding)          -               -
Common stock
(13,000,000 shs authorized
 .001 par value
9,469,944 shares at
March 31, 2001 and 9,369,944
shares at December 31, 2000
issued and outstanding)               9,470           9,370
Capital in excess of par value    3,130,311       3,110,911
Deficit                          (2,982,036)     (2,935,949)
     Total Stockholders' Equity     157,745         184,332

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY         $  207,864     $   201,451


See Notes to Financial Statements.

TELCO TECHNOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)


                                For the Three Months
                                  Ended March 31,
                                  2001           2000


Sales revenues                 $     -        $       -

Cost of sales                        -                -

Gross profit                         -                -

General and
administrative expenses         46,087           39,319

Loss from operations           (46,087)         (39,319)

Other income and expenses
 Interest income                     -                -
Income (loss) from
continuing operations
     before taxes              (46,087)         (39,319)

Provision for income taxes           -                -

Net income (loss)
from continuing operations     (46,087)         (39,319)

Income (loss) from
discontinued operations
   (net of income taxes)             -                -

Net loss                     $ (46,087)     $   (39,319)

Basic and diluted earnings
(loss) per common share      $   (0.00)     $     (0.00)

Basic and diluted
average shares outstanding   9,445,500         8,869,944


See Notes to Financial Statements.

TELCO-TECHNOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                               For the Three Months
                                  Ended March 31,
                                2001          2000

Operating Activities
Net loss from
continuing operations      $  (46,087)    $   (39,319)
Adjustments to
reconcile net loss
to net cash used by
operating activities:
 Rent adjustment                4,500           4,500
 Changes in operating
 assets of continuing
 operations:
 Accounts payable               3,000         (18,000)
 Due to related party          30,000          30,000
 Net cash used by continuing
 operations                    (8,587)        (22,819)

Financing activities
Repayment of officers' loans   15,000          20,000
Net cash provided
by financing activities        15,000          20,000

Increase (decrease) in cash     6,413          (2,819)
Cash at beginning of period     3,245          26,965
Cash at end of period          $9,658     $    24,146

Supplemental Disclosures of Cash Flow Information:

Cash paid during year for:
Interest                     $    -       $       -
Income taxes                 $    -       $       -




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

The accompanying unaudited financial statements have been prepared by Telco in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at March 31, 2001, its operating results for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. The balance sheet at December 31, 2000 has been derived from the Company's audited consolidated financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2001.

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

Note 3-  RELATED PARTY TRANSACTIONS
In January 1999, the Company entered into a new three year consulting agreement with Donalson Capital Corporation, a company owned by the Chairman of the Board of Directors of Telco-Technology, Inc. expiring in December 2001, providing for a $10,000 monthly fee during the term of the agreement. At March 31, 2001 and December 31, 2000 balances of $30,000 and $0 respectively, were owed under the agreement.

On December 31, 2000 the Company issued 500,000 shares of $.001 par value common stock to Donalson Capital Corporation
("Donalson"), a company owned by the Chairman of the Board of Telco-Technology Inc. The shares were issued in full satisfaction of the remaining balance payable to Donalson for consulting services of $118,042 at December 31, 2000.

TELCO-TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)


Note 4-  COMMON STOCK

On January 15, 2001 the Company sold 100,000 shares of $.001 par value common stock for $15,000.

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

Liquidity and Capital Resources

     On March 31, 2001, the Company had a working capital deficit of approximately $(40,000), an equity to debt ratio of approximately 3.15 to 1, and stockholders' equity of approximately $158,000. At March 31, 2001, the Company had approximately $10,000 in cash, total assets of approximately $208,000 and total liabilities of approximately $50,000. On December 31, 2000, the Company had a working capital deficit of approximately $(14,000), an equity to debt ratio of approximately 10.8 to 1, and stockholders' equity of approximately $184,000. At December 31, 2000, the Company had approximately $3,000 in cash, total assets of approximately $201,000 and total liabilities of approximately $17,000.

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

        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      None.

Item 2.  Changes in Securities.

          In January 2001, the Company in a private placement of securities sold 100,000 shares of Common Stock at $.15 per share to Thomas N. Fischetti, a director of the Company, for gross proceeds of $15,000. Such shares were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities
     Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

Item 3.  Defaults Upon Senior Securities.

       None.

Item 4.   Submission of Matters to a Vote of Security-Holders.

          None.

Item 5.   Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

      There are no exhibits applicable to this Form 10-QSB.

         (b)  Reports on Form 8-K.

         Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 2001.

       None.

                        SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                           TELCO-TECHNOLOGY, INC.
                           (Registrant)


Dated: May 10, 2001        By: /s/ Donald R. McKelvey
                               Donald R. McKelvey,
                               Chairman of the Board and
                               President



Dated: May 10, 2001        By: /s/ Donald R. McKelvey
                               Donald R. McKelvey,
                               Principal Financial Officer