Form 10QSB
period 2001-06-30
TELCO TECHNOLOGY INC
filed 2001-08-08
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, DC 20549

                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001

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

Common, $.001 par value per share: 9,469,944
      outstanding as of June 30, 2001

      PART I - FINANCIAL INFORMATION

           TELCO-TECHNOLOGY, INC.


       Index to Financial Information
         Period Ended June 30, 2001



Item
                                        Page Herein

          Item 1 -  Financial Statements:

Condensed Balance Sheets                     3

Condensed Statements of Operations           4

Condensed Statements of Cash Flows           5

Notes to Condensed Financial Statements      6



Item 2 -  Management's Discussion and
          Analysis or Plan of Operation      9

TELCO-TECHNOLOGY, INC.


CONDENSED BALANCE SHEETS


                                     June 30,    December 31,
                                     2001        2000
                                           (unaudited)
ASSETS

Current Assets
Cash and cash equivalents          $   5,079      $     3,245
Total Current Assets                   5,079            3,245

Other Assets
Prepaid expenses                         200              200
Loan receivable from officer         198,006          198,006
Total Other Assets                   198,206          198,206

     TOTAL ASSETS                   $203,285       $  201,451


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and
accrued expenses                    $ 22,119       $   17,119
Due to related party (Note 3)         60,000               -
Total Current Liabilities             82,119           17,119

Stockholders' Equity
Preferred stock
(2,000,000 shs authorized
 .001 par value,
none issued and/or outstanding)            -              -
Common stock (13,000,000
shs authorized .001 par value
9,469,944 shares at June 30, 2001
and 9,369,944
shares at December 31, 2000
issued and outstanding)                9,470            9,370
Capital in excess of par value     3,134,811        3,110,911
Deficit                           (3,023,115)      (2,935,949)
Total Stockholders' Equity           121,166          184,332

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY        $        203,285      $   201,451



See Notes to Financial Statements.

TELCO TECHNOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS



                          For the three months    For the six months
                             Ended June 30,        Ended June 30,
                            2001      2000         2001      2000
                             (unaudited)            (unaudited)

Sales revenues         $      -    $      -     $    -    $    -

Cost of sales                 -           -          -         -

Gross profit                  -           -          -         -

General & administrative
expenses                 41,079       41,020     87,166    80,339

Loss from operations    (41,079)     (41,020)   (87,166)  (80,339)

Provision for
income taxes                  -           -          -         -

Net loss              $ (41,079)   $ (41,020)  $(87,166) $(80,339)

Basic (loss)
per common share      $      (0)   $   (0.00)  $  (0.01) $  (0.01)

Basic average shares
outstanding           9,469,944    8,869,944  9,461,104 8,869,944

See Notes to Financial Statements.

TELCO-TECHNOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS



               For the three months          For the six months
              ended September 30,  Ended June 30,      Ended June 30,
          2001      2000      2001      2000
          (unaudited)                   (unaudited)
Operating Activities
Net income or (loss)    $  (41,079)  $ (41,020)  $ (87,166) $ (80,339)
Adjustments to reconcile
net income or (loss)
to net cash used by
operating activities:
Rent adjustment              4,500       4,500       9,000      9,000
Changes in operating
assets of continuing
operations:
Accounts payable             2,000          -        5,000    (18,000)
Due to related party        30,000      20,000      60,000     50,000
Net cash used by
continuing operations       (4,579)    (16,520)    (13,166)   (39,339)

Net cash used by
discontinued operations          -           -         -          -

Investing Activities
Sale of common stock             -           -      15,000        -
Repayment of officers' loans     -           -         -       20,000
Net cash provided by
investing activities             -           -      15,000     20,000

Increase (decrease)
in cash                     (4,579)    (16,520)      1,834    (19,339)
Cash at beginning of period  9,658      24,146       3,245     26,965
Cash at end of period      $ 5,079    $  7,626     $ 5,079  $   7,626

Supplemental Disclosures
of Cash Flow Information:
Cash paid during year for:

         Interest         $      -     $    -       $   -    $    -
         Income taxes     $      -     $    -       $   -    $    -





See Notes to Financial Statements.

TELCO-TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)




Note 1-   THE COMPANY AND BASIS OF PRESENTATION

Telco-Technology, Inc, ("Telco" or the "Company") was incorporated in the state of Nevada on November 23, 1993 and was reorganized as a Delaware corporation in 1998.

On June 15, 1999 the Company sold its business operations and became a shell corporation, whose principal business is to locate and consummate a merger or acquisition with an ongoing business.

The accompanying unaudited financial statements have been prepared by Telco in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at June 30, 2001, its operating results for the three and six months ended June 30, 2001 and 2000 and cash flows for the three and six months ended June 30, 2001 and 2000. The balance sheet at December 31, 2000 has been derived from the Company's audited financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended
June 30, 2001 are not necessarily indicative of the results that may be expected for future quarters or the year ending
December 31, 2001.

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


Note 3-   RELATED PARTY TRANSACTIONS


In January 1999, the Company entered into a new three year consulting agreement with Donalson Capital Corporation, a company owned by the Chairman of the Board of Directors of Telco-Technology, Inc. expiring in December 2001, providing for a $10,000 monthly fee during the term of the agreement. At June 30, 2001 and December 31, 2000 balances of $60,000 and $0 respectively, were owed under the agreement.

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

Liquidity and Capital Resources

     On June 30, 2001, the Company had a working capital deficit of approximately $(77,000), an equity to debt ratio of approximately 1.48 to 1, and stockholders' equity of approximately $121,000. At June 30, 2001, the Company had approximately $5,000 in cash, total assets of approximately $203,000 and total liabilities of approximately $82,000. On December 31, 2000, the Company had a working capital deficit of approximately $(14,000), an equity to debt ratio of approximately 10.8 to 1, and stockholders' equity of approximately $184,000. At December 31, 2000, the Company had approximately $3,000 in cash, total assets of approximately $201,000 and total liabilities of approximately $17,000.

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

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2001.

          None.

                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                           TELCO-TECHNOLOGY, INC.
                           (Registrant)


Dated: August 8, 2001      By:  /s/ Donald R. McKelvey
                           Donald R. McKelvey,
                           Chairman of the Board and
                           President


Dated: August 8, 2001      By:  /s/ Donald R. McKelvey
                           Donald R. McKelvey,
                           Principal Financial
                           Officer