Form 10QSB
period 2001-09-30
TELCO TECHNOLOGY INC
filed 2001-11-14
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, DC 20549

                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

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

Common, $.001 par value per share: 9,469,944
    outstanding as of September 30, 2001

      PART I - FINANCIAL INFORMATION

           TELCO-TECHNOLOGY, INC.


       Index to Financial Information
      Period Ended September 30, 2001



Item                                 Page Herein

Item 1 - Financial Statements:

Balance Sheet                           3

Statements of Operations                4

Statements of Cash Flows                5

Notes to Financial Statements           6


Item 2 - Management's Discussion and
         Analysis or Plan of Operation  7



                        Telco-Technology, Inc.
                             Balance Sheet
                       As of September 30, 2001



   ASSETS

Cash                                                           $     4,064
Prepaid expenses                                                       200
                                                               -----------
    Total Assets                                               $     4,264
                                                               ===========


 LIABILITIES & STOCKHOLDERS'EQUITY

Accounts payable                                               $    22,119
Due to related party                                                90,000
                                                               -----------
    Total Liabilities                                              112,119

    STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 2,000,000 shares
  authorized, none issued or outstanding
Common stock, $0.001 par, 13,000,000 shares
  authorized, 9,469,944 shares issued and
  outstanding                                                        9,470
Paid-in capital                                                  2,927,805
Retained deficit                                                (3,045,130)
                                                               -----------
    Total Stockholders' Deficit                                 (  107,855)
                                                               -----------
    Total Liabilities & Stockholders' Deficit                  $     4,264
                                                               ===========




                        Telco-Technology, Inc.
                       Statements Of Operations
              For the Three Months and Nine Months Ended
                      September 30, 2001 and 2000


                           3 Months          9 Months     3 Months    9 Months
                           Ended             Ended        Ended       Ended
                           Sep. 30,          Sep. 30,     Sep. 30,    Sep. 30,
                           2001              2001         2000        2000
                           ---------         ---------    ---------   ---------

General & administrative    $  22,015        $ 109,181    $  40,513     $ 120,852
                            ---------        ---------    ---------     ---------
Net loss                    $ (22,015)       $(109,181)   $ (40,513)    $(120,852)
                            =========        =========    =========     =========

Net loss per common share       $(.00)           $(.01)       $(.00)        $(.01)

Weighted average common
  shares outstanding        9,469,944        9,458,833    8,869,944     8,869,944





                        Telco-Technology, Inc.
                       Statements of Cash Flows
         For the Nine Months Ended September 30, 2001 and 2000


                                                          2001                2000
                                                       ---------           ---------

CASH FLOWS FROM OPERATIONS
Net deficit                                            $(109,181)          $(120,852)
Adjustments to reconcile net deficit to
cash provided by operating activities
   Rent paid by contribution to capital                                       13,500
  Changes in:
  Accounts payable                                         5,000            ( 13,000)
  Due to related party                                    90,000              80,000
 ---------                                             ---------
NET CASH USED BY OPERATING ACTIVITIES                   ( 14,181)           ( 40,352)

CASH FLOWS FROM INVESTING ACTIVITIES
 Repayment of officer loan                                                    20,000

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                     15,000
     ---------                                           ---------
NET INCREASE (DECREASE) IN CASH                              819            ( 20,352)
CASH BEGINNING                                             3,245              26,965
     ---------                                         ---------
CASH ENDING                                            $   4,064           $   6,613
                                                       =========           =========



Telco-Technology, Inc.
Notes To Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Telco-Technology, Inc., a Delaware corporation
("Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2000, as reported in Form 10-KSB, have been omitted.


NOTE B - LOAN RECEIVABLE FROM OFFICER & MAJORITY SHAREHOLDER

The Company had a loan receivable from an officer and majority shareholder of $198,006 as of December 31, 2000. The amount has been reclassified to additional paid in capital due to the fact that it is not

Item 2. Management's Discussion and Analysis or Plan of
        Operation.

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

Liquidity and Capital Resources

     On September 30, 2001, the Company had a working capital deficit of approximately $(108,000), a deficit to debt ratio of approximately (.96) to 1, and stockholders' deficit of approximately $(108,000). At September 30, 2001, the Company had approximately $4,000 in cash, total assets of approximately $4,000 and total liabilities of approximately $112,000. During the quarter ended September 30, 2001, the Company reclassified a loan receivable from an officer and majority shareholder of $198,006 as of December 31, 2000 to additional paid in capital due to the fact that it is not collectible.

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

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 2001.

               None.

                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                           TELCO-TECHNOLOGY, INC.
                           (Registrant)


Dated: November 14, 2001   By: /s/ Donald R. McKelvey
                           Donald R. McKelvey,
                           Chairman of the Board and
                           President



Dated: November 14, 2001   By: /s/ Donald R. McKelvey
                           Donald R. McKelvey,
                           Principal Financial
                           Officer