Form 10KSB
period 2001-12-31
TELCO TECHNOLOGY INC
filed 2002-03-28
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
           Washington, DC  20549

                FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2001

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

As of March 15, 2002, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (3,917,819 shares) was approximately $1,410,000. The number of shares outstanding of the Common Stock ($.001 par value) of the Issuer as of the close of business on March 15, 2002 was 11,469,944.

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

     See Part II, Item 6 for information with regard to the letter of intent signed in March 2002 to acquire all of the issued and outstanding shares of capital stock of ScreenPhone.net Inc., a Nevada corporation, in exchange for shares of capital stock of the Company.

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

     The discussion of the business under this caption is purposefully general and not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. In addition, it should be noted that in March 2002 the Company entered into a letter of intent to acquire all of the issued and outstanding shares of capital stock of ScreenPhone.net Inc., a Nevada corporation, in exchange for shares of capital stock of the Company. No assurance can be given, however, that this or any other transaction will in fact be consummated.

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

     LACK OF PROFITABILITY; CONTINUING LOSSES; AND DOUBTFUL ABILITY TO CONTINUE AS A GOING CONCERN. The Company has incurred net losses from continuing operations of approximately $146,000 and $171,000 in 2001 and 2000, respectively. As a result of the Company's recurring losses from operations and net capital deficiency, the Company's independent auditor's report, dated February 15, 2002, for the year ended December 31, 2001, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern. With the sale of the Massachusetts Operations in June 1999, the Company's only operating division, the Company has no current operations. Since then, the Company has been focusing on other business opportunities in its attempt to locate and consummate a merger or acquisition with a private entity. There can be no assurance, however, that the Company will be able to acquire any business or business opportunity or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

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

Item 3.        Legal Proceedings.

     Pursuant to a consent order (the "Consent Order") negotiated with and signed in February 2002 by the Maryland Securities Division, the Company effected and has completed a rescission offering to 29 Maryland investors (the "Maryland Investors") who purchased shares of the Company's Common Stock during 1996 and 1997. The Maryland Securities Division had indicated that the Company may have violated certain provisions of the Maryland Securities Act and, as a result, the Company agreed, without admitting or denying such allegations, to make a rescission offering to such Maryland Investors. In connection with the results of such rescission offering, only two Maryland Investors accepted the offer. Pursuant to the terms of the Consent Order, any Maryland Investor accepting the rescission offering shall be issued a promissory note (in a base amount equal to the Maryland Investor's original investment with interest, as adjusted for any shares sold by such investor) maturing at the earlier of two years from the date of the Consent Order or within 90 days after any securities offering(s) raising the full amount of the rescission funds. Accordingly, the Company has issued promissory notes in the aggregate principal amount of $3,253 to the two Maryland Investors who accepted the rescission offering. The Consent Order also provided for the payment of a fine by the Company in the amount of $1,000 and that the Company not offer or sell securities in or from Maryland for a period of three years from the date of the Consent Order.

     There are no other material pending legal proceedings to which the Company is a party or to which any of its property is subject.

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

                                         Bid Prices

Period                              High           Low

Year ended December 31, 2000:

Jan. 1, 2000 to March 31, 2000     $0.40          $0.08
April l, 2000 to June 30, 2000     $0.40          $0.10
July 1, 2000 to Sept. 30, 2000     $0.14          $0.06
Oct. 1, 2000 to Dec. 31, 2000      $0.08          $0.05

Year ended December 31, 2001:

Jan. 1, 2001 to March 31, 2001     $0.09          $0.02
April l, 2001 to June 30, 2001     $0.08          $0.02
July 1, 2001 to Sept. 30, 2001     $0.07          $0.04
Oct. 1, 2001 to Dec. 31, 2001      $0.09          $0.02

     (b)  Holders.

     As of March 15, 2002, there were approximately 230 record holders of the Company's Common Stock.

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

Plan of Operation

     In 1999, management decided that it would be in the best interests of the Company and its stockholders to seek additional business opportunities and sell the Massachusetts Operations, its then sole business operations. As a result of the sale of the Massachusetts Operations which occurred in June 1999, the Company has no current business operations. As such, the Company can now be defined as a "shell" corporation, whose principal business purpose at this time is to locate and consummate a merger or acquisition with a private entity. With the sale of the Massachusetts Operations, Management has been focusing on other business opportunities in its attempt to locate and consummate such a merger or acquisition. It should be noted that the Company likely has insufficient capital with which to make any acquisitions. Accordingly, in any of the transactions to merge with or acquire a private entity, it is likely that the consideration utilized to make any acquisitions will consist of equity securities.

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

     On March 18, 2002, the Company entered into a letter of intent (the "Letter of Intent") to acquire all of the outstanding shares of capital stock of ScreenPhone.net Inc., a Nevada corporation ("ScreenPhone") in exchange for shares of Convertible Preferred Stock of the Company (the "Acquisition"). As provided in the Letter of Intent, it is expected that subsequent to the closing of the Acquisition, the Company shall seek stockholder consent to a change of name of the Company, an increase in the Company's authorization to allow the shares of Preferred Stock contemplated to be issued in the Acquisition to automatically convert into shares of the Company's Common Stock and to approve a 1:10 reverse stock split of the Company's Common Stock. Thereupon, all of the then issued and outstanding shares of the Company's Preferred Stock will convert into shares of Common Stock, and pursuant to the anticipated reverse stock split, each ten shares of Common Stock held by the current stockholders of the Company will convert into one share of the Company's Common Stock.

     Assuming completion of the Acquisition, the reverse stock split and the conversion of Preferred Stock into Common Stock, the current ScreeenPhone stockholders are expected to own approximately 80% of then outstanding shares of Common Stock of the Company, and the Company's current stockholders, together with investors in an anticipated private placement (as discussed below) and less certain shares beneficially owned by the Company's current Chairman anticipated to be redeemed in connection with the closing of the Acquisition, are expected to own approximately 20% of the then outstanding shares of Common Stock of the Company.

     ScreenPhone is a development stage, privately held company incorporated in 1997. It is a party to an agreement with a major international consumer electronics company which agreement grants

ScreenPhone the exclusive U.S.
and Mexican marketing rights for a jointly developed Internet appliance.

     The Acquisition is subject to the negotiation and execution of a definitive Acquisition Agreement, and other conditions including the completion of a private placement of up to $500,000, and ScreenPhone restructuring and extending its arrangement with regard to the aforesaid marketing rights. No assurance can be given that any of the foregoing can be effected or that the Acquisition will be completed.

Liquidity and Capital Resources

     On December 31, 2001, the Company had a working capital deficit of approximately $(29,000), a deficit to debt ratio of approximately (.99) to 1, and stockholders' deficit of approximately $(32,000). At December 31, 2001, the Company had approximately $200 in cash, total assets of approximately $200 and total liabilities of approximately $32,000. During the year ended December 31, 2001, the Company reclassified as a reduction of additional paid in capital a loan receivable from an officer and majority shareholder of $198,006 as of December 31, 2000 due to the fact that it is not collectible.

     In January 2001, the Company in a private placement of securities sold 100,000 shares of Common Stock at $.15 per share to a then director of the Company for gross proceeds of $15,000 for working capital.

     In addition, see "Plan of Operation" above for information on the recently signed Letter of Intent and plans to raise up to $500,000 in connection with the transactions contemplated by the Letter of Intent. In conjunction therewith and in order to meet certain additional working capital needs and operating expenses in the Company's efforts to effect the proposed Acquisition as discussed above, the Company in March 2002 obtained short term loans in the aggregate principal amount of $75,000 from two private parties. There can be no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. In addition, there can be no assurance that the Company will be able to complete the acquisition of ScreenPhone or acquire any other business or business opportunity at all, or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

Item 7.        Financial Statements.

     See the Financial Statements annexed to this report.

Item 8.        Changes in and Disagreements with
               Accountants
               on Accounting and Financial Disclosure.

     Not applicable.


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

                         Present Position      Has Served as
Name                Age  and Offices           Director Since

Donald R. McKelvey  56   Chairman of the Board,  1995
                         President, Treasurer
                         and Director

Robert W. McKelvey  44   Secretary and Director  1999

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that Donald R. McKelvey filed one report late relating to one transaction and Thomas N. Fischetti (a former officer and director of the Company) filed one report late relating to one transaction.

Item 10.  Executive Compensation.

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2001, 2000 and 1999, of those persons who were, at December 31, 2001 (i) the chief executive officer and
(ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                      Summary Compensation Table

                           Annual
                           Compensation


Name and Principal         Fiscal
Position                   Year      Salary     Bonus

Donald R. McKelvey         2001       $0        $0
Chairman of the Board,     2000       $0        $0
and President              1999       $0        $0


                           Long-Term
                           Compensation

                                   Restricted
Name and Principal                 Stock        All Other
Position                   Year    Value(1)     Compensation

Donald R. McKelvey         2001    $120,000     $      0(2)
Chairman of the Board,     2000    $ 20,000     $133,105(2)
and President              1999    $      0     $ 95,812(2)

_____________________
     (1) In December 2000, the Company issued 500,000 shares of Common Stock to Donalson Capital Corporation
     ("Donalson") in payment of consulting fees due to Donalson as of December 31, 2000. Donalson agreed to accept such shares in full payment of the entire balance due to Donalson as of such date which was in the amount of $118,042 and that in the event the valuation which may be attributed to such shares does not equal the entire balance due than any difference shall be deemed waived and forgiven by Donalson. Of such amount, $98,042 was deemed forgiven. Mr. McKelvey is the sole officer, director and stockholder of Donalson. In addition, In November 2001 and December 2001, the Company issued 1,000,000 and 1,000,000 shares, respectively, to Donalson which shares were valued at $120,000 in the aggregate and were issued in full payment of the entire balance due to Donalson for the year ended December 31, 2001. Dollar values of awards are based on the average of the bid and asked prices of the Company's Common
     Stock on the dates of grant.

     (2) Consists of (i) cash payments made in 1999 and 2000 to Donalson Capital Corporation ("Donalson") for consulting fees of $80,000 and $20,000, respectively, (ii) 7.50% per annum imputed interest in 1999 and 2000 on the officers interest-free loans and (iii) $98,042 of cash compensation in 2000 which was not paid to Donalson but was forgiven as of December 31, 2000. Does not include $198,006 loan receivable due the Company from Mr.
     McKelvey as of December 31, 2000 which in 2001 was reclassified as a reduction of additional paid in capital due to the fact that it is not collectible (See
     Part III, Item 12).

Compensation of Directors

     Since inception, no director has received any cash compensation for his services as such. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 15, 2002,
(i) the number of shares of Common Stock owned of record or beneficially, or both, by each person who owned of record, or is known by the Company to have beneficially owned, individually, or with his associates, more than 5% of such shares then outstanding; (ii) the number of shares owned beneficially by each Director of the Company and each executive officer of the Company; and (iii) the number of shares owned beneficially by all Directors and executive officers as a group. Except as otherwise indicated below, each of the persons listed below has sole voting and investment power with respect to his or her shares.



                                          Amount and Nature        Percent
Title of Class  Name of Beneficial Owner  of Beneficial Ownership  of Class


Common Stock   Donald R. McKelvey          7,552,125(1)            65.8%
Common Stock   Robert W. McKelvey               -   (2)               -

Common Stock   All Executive Officers
               and Directors as a Group    7,552,125               65.8%


(1) Includes 5,012,500 shares held by Donald R. McKelvey and 2,539,625 shares held by Donalson Capital Corporation ("Donalson"). Mr. McKelvey is the sole shareholder of Donalson and, by virtue of such ownership, Mr. McKelvey may be deemed the beneficial owner of the shares held by Donalson. The address for Mr. McKelvey is 60 Bowers Lane, Closter, New Jersey.

     (2)  The address for Mr. McKelvey is 126 Barley Road,
     Ivyland, Pennsylvania.


Item 12.  Certain Relationships and Related Transactions.

     In January 1999, the Company entered into a three year consulting agreement with Donalson Capital Corporation ("Donalson"), a company owned by Donald R. McKelvey, providing for a monthly fee of $10,000 during the term. At December 31, 2000, a balance of $118,042 was owed to Donalson under the agreement. In connection with the balance due as of December 31, 2000, the Company issued 500,000 shares of Common Stock to Donalson wherein Donalson agreed to accept such shares in full payment of the entire balance due to Donalson as of such date and that in the event the valuation which may be attributed to such shares does not equal the entire balance due than any difference shall be deemed waived and forgiven by Donalson. In connection therewith, such shares were valued at $20,000 and $98,042 was deemed forgiven. In November 2001 and December 2001, the Company issued 1,000,000 and 1,000,000 shares, respectively, to Donalson which shares were valued at $120,000 in the aggregate and were issued in full payment of the entire balance due to Donalson for the year ended December 31, 2001.

     At December 31, 2000, there were officer loans outstanding to the Company in the amount of $198,006 due from Donald R. McKelvey. During the year ended December 31, 2001, the Company reclassified as a reduction of additional paid in capital the $198,006 loan receivable from Mr. McKelvey due to the fact that it is not collectible.


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

     10.2 Acquisition and Stock Transfer Agreement by and
          among the Company, Robert Powell, Sr. and Total
          Technology, Inc.(1)
     23.1 Consent of Malone & Bailey, PLLC
     23.2 Consent of Kempisty & Company, Certified Public
          Accountants, P.C.
___________________________

     (1)  Filed as an exhibit to the Company's
          Registration Statement on Form 10-SB filed on
          January 13, 2000, and incorporated by reference herein.

     (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

     Form 8-K dated November 12, 2001 filed November 14,
     2001.  Items reported: 4, Change in Registrant's
     Certifying Accountant; 7, Exhibits.

     Amendment No. 1 to Form 8-K dated November 12, 2001 which Amendment was filed November 20, 2001. Items reported: 4, Change in Registrant's Certifying
     Accountant; 7, Exhibits.

                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      TELCO-TECHNOLOGY, INC.
                      (Registrant)


                      By: /s/ Donald R. McKelvey
                      Donald R. McKelvey,
                      Chairman of the Board, President
                      and Treasurer


                      Dated:    March 27, 2002


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                  Title                            Date

/s/ Donald R. McKelvey     Chairman of the Board,           3/27/02
    Donald R. McKelvey     President, Treasurer
                           and Director
                           (Principal Executive Officer
                           and Principal Accounting
                           and Financial Officer)

/s/ Robert W. McKelvey     Secretary and Director           3/27/02
    Robert W. McKelvey

                INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Telco-Technology, Inc.
Closter, New Jersey

We have audited the accompanying balance sheet of Telco-Technology, Inc. as of December 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telco-Technology, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas


February 15, 2002

                INDEPENDENT AUDITORS' REPORT


To the Board of Directors
 Telco-Technology, Inc.
Closter, New Jersey

We have audited the accompanying statements of operations, stockholders' deficit, and cash flows of Telco-Technology, Inc. for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants, P.C.
New York, New York


February 9, 2001


                     Telco-Technology, Inc.
                         Balance Sheet
                    As of December 31, 2001



   ASSETS



Cash                                                           $       177
                                                               -----------
    Total Assets                                               $       177
                                                               ===========


 LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                            $      29,153
                                                               -----------
    Total Current Liabilities                                       29,153

Notes payable                                                        3,253
                                                               -----------
  Total Liabilities                                                 32,406


    STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 2,000,000 shares
  authorized, none issued or outstanding
Common stock, $.001 par, 13,000,000 shares
  authorized, 11,469,944 shares issued and
  outstanding                                                       11,470
Paid-in capital                                                  3,038,691
Retained deficit                                                (3,082,390)
                                                               -----------
    Total Stockholders' Deficit                                 (   32,229)
                                                               -----------
    Total Liabilities & Stockholders' Deficit                $         177
                                                               ===========



                     Telco-Technology, Inc.
                    Statements Of Operations
         For the Years Ended December 31, 2001 and 2000





                                                    2001                2000
                                                  ---------           ---------

General & administrative                          $ 146,441           $ 170,639
                                                  ---------           ---------
Net loss                                          $(146,441)          $(170,639)
                                                  =========           =========

Net loss per common share                             $(.02)              $(.02)

Weighted average common
  shares outstanding                              9,711,611           8,871,314





                    Telco-Technology, Inc.
              Statements Of Stockholders' Deficit
         For the Years Ended December 31, 2001 and 2000


                                                      Additional
                                                        Paid in                Retained
                            Shares               Par    Capital                Deficit               Totals
                          ----------           ------ ----------             -----------            --------


Balances,
 December 31, 1999         8,869,944           $8,870 $2,975,369             $(2,765,310)           $218,929

Contribution to capital
 for rent owed to a
 related party                                                                    18,000              18,000
Shares issued in
 exchange for debt
 forgiveness                 500,000              500    117,542                                     118,042
Net loss                                                                      (  170,639)           (170,639)
                           ---------           ------ ----------             -----------            --------
Balances,
 December 31, 2000         9,369,944            9,370  3,110,911              (2,935,949)            184,332

Sale of shares               100,000              100     14,900                                      15,000
Distribution to capital
 of a note receivable
 from the majority
 shareholder                                            (201,867)                                   (201,867)
Shares issued for
 payment of consulting
 agreement                 2,000,000            2,000    118,000                                     120,000
Notes payable issued
 under rescission
 offering                                               (  3,253)                                   (  3,253)
Net loss                                                                      (  146,441)           (146,441)
                           ---------           ------ ----------             -----------            ---------
Balances,
 December 31, 2001        11,469,944          $11,470 $3,038,691             $(3,082,390)          $( 32,229)
                          ==========          ======= ==========             ===========           =========





                     Telco-Technology, Inc.
                    Statements of Cash Flows
         For the Years Ended December 31, 2001 and 2000


                                                          2001                2000
                                                       ---------           ---------


CASH FLOWS FROM OPERATIONS
Net deficit                                            $(146,441)          $(170,639)
Adjustments to reconcile net deficit to
cash provided by operating activities:
      Stock issued for consulting agreement              120,000
      Forgiveness of debt                                                    118,042
   Rent paid by contribution to capital                                       18,000
 Changes in:
    Prepaid expenses                                         200            (    200)
  Accounts payable                                        12,034            (    881)
  Due to related party                                                      (  8,042)
                                                       ---------             --------
NET CASH USED BY OPERATING ACTIVITIES                   ( 14,207)           ( 43,720)

CASH FLOWS FROM INVESTING ACTIVITIES
 Repayment of officer loan                                                    20,000

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                     15,000
Distribution to shareholder                             (  3,861)
                                                       ---------

      NET CASH PROVIDED BY FINANCING ACTIVITIES           11,139
                                                       ---------             -------
NET DECREASE IN CASH                                    (  3,068)           ( 23,720)
                                                       ---------             -------
CASH BEGINNING                                             3,245              26,965
                                                       ---------             -------
CASH ENDING                                            $     177           $   3,245
                                                       =========             =======


                     Telco-Technology, Inc.
                 Notes To Financial Statements


NOTE A - ACCOUNTING POLICIES

Nature of Business. Haycock Morrison, Inc., ("Haycock") was incorporated in Nevada in November 1993 to provide long distance telephone services and computer networks for voice and data transmissions. On January 27, 1995, Haycock was acquired by Telco-Technology, Inc. and subsequently changed its name to Telco-Technology, Inc. ("Telco"). In 1998 Telco was reorganized as a Delaware Corporation.

In June 1999, Telco sold its Massachusetts operation to a company affiliated with a former officer and director of Telco in exchange for the return of 950,000 shares of Telco stock and the assumption of all liabilities of the Massachusetts operation. The agreement also included the cancellation of the former officer's debt to Telco.

Cash and Cash Equivalents. For purposes of the statements of cash flows, Telco considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Revenue recognition. Telco has no policy because it has no revenues.

Income taxes. Telco recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.
Telco provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss per share is reported under Statement No. 128 of the Financial Accounting Standards Board ("FAS 128"), which requires the calculation of basic and diluted earnings per share. There were no common stock equivalents to calculate diluted earnings per share.


NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring net losses and has a net deficit of $152,456 as of December 31, 2001. These conditions create an uncertainty as to the Company's ability to continue as a going concern. Management is seeking merger opportunities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C - DUE TO RELATED PARTY

In January 1999, Telco entered into a three year consulting agreement with Donalson Capital Corporation ("Donalson"), a company owned by the majority shareholder of Telco, which provides for a $10,000 per month fee to be paid to Donalson for consulting services. As of December 31, 2001, the balance owed to Donalson was $0.

The agreement expired on December 31, 2001 and is now on a month to month basis for $10,000 per month.


NOTE D - COMMON STOCK

In January 2001, Telco sold 100,000 shares of common stock for $.15 per share for a total value of $15,000.

In 2001, Telco reclassified as a reduction of additional paid in capital, the $198,006 note receivable from the majority shareholder as of December 31, 2000.

In November and December 2001, Telco issued 1,000,000 shares of common stock for a total of 2,000,000 shares for payment of the $120,000 of consulting services provided by Donalson in 2001.


NOTE E - INCOME TAXES

Deferred tax assets                        $ 270,207
Less: valuation allowance                   (270,207)
                                            ---------

Net deferred taxes                         $       0
                                           =========

Telco has a net operating loss carryforward of $794,726 as of December 31, 2001 which will expire in the years 2010 through 2021.


NOTE F - NOTES PAYABLE

In February 2000, the Maryland Division of Securities notified
Telco that it appeared to have violated Maryland's securities laws in relation to a private placement of securities in 1997.

On February 15, 2002, Telco agreed to a consent order with the Maryland Securities Commission. The consent order required Telco to pay a fine of $1,000 and to distribute a rescission offer to the 29 original investors in the private placement. Of the 29 rescission offers distributed, two investors accepted, but they had already sold their shares.

The consent order required that Telco issue notes payable to the two investors that accepted the rescission offer. Notes were issued for the difference between the original purchase price and the proceeds from the sale of their shares. The face value of the notes payable total $3,253, mature on February
15, 2004, and bear interest of 10%. As of December 31, 2001, notes payable totaled $3,253 and accrued interest totaled $0.

NOTE G - CONSULTANT STOCK COMPENSATION PLAN

Effective December 1, 2000, Telco adopted a Consultant Stock Compensation Plan (the "Plan") whereby the Board of Directors may issue up to 2,500,000 shares of Telco common stock to outside consultants or advisors of Telco. Grants are made at the Board of Directors' discretion, and are compensation for services. The plan issuances are administered by the Board of Directors of the Company, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. No shares were issued under the plan during the year ending 2001.