Form 10QSB
period 2002-03-31
TELCO TECHNOLOGY INC
filed 2002-05-14
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, DC 20549

                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002

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

Common, $.001 par value per share: 12,019,944
      outstanding as of March 31, 2002

      PART I - FINANCIAL INFORMATION

           TELCO-TECHNOLOGY, INC.


       Index to Financial Information
        Period Ended March 31, 2002



Item                                    Page

Item 1 -  Financial Statements:

Balance Sheet                             3

Statements of Operations                  4

Statements of Cash Flows                  5

Notes to Financial Statements             6



Item 2 -  Management's Discussion and
          Analysis or Plan of Operation   7

                     Telco-Technology, Inc.
                         Balance Sheet
                      As of March 31, 2002



   ASSETS

Cash                                                           $    25,707
                                                               -----------
    Total Assets                                               $    25,707
                                                               ===========


 LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                             $    10,907
 Notes payable                                                     85,000
                                                              -----------
    Total Current Liabilities                                      95,907

Accrued expenses                                                   30,263
Notes payable                                                       3,253
                                                              -----------
  Total Liabilities                                               129,423


    STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 2,000,000 shares
  authorized, none issued or outstanding
Common stock, $.001 par, 13,000,000 shares
  authorized, 12,019,944 shares issued and
  outstanding                                                      12,020
Paid-in capital                                                 3,234,451
Retained deficit                                               (3,350,187)
                                                              -----------
    Total Stockholders' Deficit                                (  103,716)
                                                              -----------
    Total Liabilities & Stockholders' Deficit                 $    25,707
                                                              ===========


                     Telco-Technology, Inc.
                    Statements Of Operations
       For the Three Months Ended March 31, 2002 and 2001



                                                                    2002               2001

                                                                 ---------           ---------
General & administrative                                         $ 267,797           $  46,087
                                                                 ---------           ---------
Net loss                                                         $(267,797)          $( 46,087)
                                                                 =========           =========

Net loss per common share                                            $(.02)              $(.00)

Weighted average common
  shares outstanding                                            11,469,944           9,445,500







                     Telco-Technology, Inc.
                    Statements Of Cash Flows
       For the Three Months Ended March 31, 2002 and 2001


                                                          2002                2001
                                                       ---------           ---------

CASH FLOWS FROM OPERATIONS
Net loss                                               $(267,797)          $( 46,087)
Adjustments to reconcile net deficit to
cash provided by operating activities:
      Stock issued for consulting agreement              192,500
   Rent paid by contribution to capital                                        4,500
      Bad debt provision                                  35,000
 Changes in:
    Accrued expenses                                      30,263
  Accounts payable                                      ( 18,246)              3,000
  Due to related party                                                        30,000
 ---------                                             ---------
NET CASH USED BY OPERATING ACTIVITIES                   ( 28,280)           (  8,587)

CASH FLOWS FROM INVESTING ACTIVITIES
 Loans                                                  ( 35,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                                         15,000
Proceeds from notes payable                               85,000
Contribution to capital                                    3,810
     ---------                                         ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES           88,810              15,000
        ---------                                      ---------
NET INCREASE IN CASH                                      25,530               6,413

CASH BEGINNING                                               177               3,245
                                                       ---------           ---------
CASH ENDING                                            $  25,707           $   9,658
                                                       =========           =========



Telco-Technology, Inc.
Notes To Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Telco-Technology, Inc., a Delaware corporation ("Telco"), have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2001, as reported in Form 10-KSB, have been omitted.


NOTE B NOTE RECEIVABLE

In March 2002, Telco loaned $35,000 to Screenphone.net, Inc. in connection with a possible merger of the two companies. Merger negotiations have since ceased. Telco has deemed the note uncollectible and has written the entire $35,000 off as of March 31, 2002.


NOTE C NOTES PAYABLE

In March 2002, Telco issued promissory notes in the amount of $85,000. The notes bear 6.75% interest and mature six months after the date of issuance.


NOTE D CONSULTING AGREEMENT

In March 2002, Telco entered into a one year consulting agreement with a third party. The consultant will receive a total of 2,500,000 shares of Telco stock over the term of the agreement. 550,000 shares are to be issued on the 21st day of March, May, July, and September 2002. The remaining 300,000 shares are to be issued on the 21st day of November 2002. The first 550,000 shares were issued on March 21, 2002 and were valued at the then trading price of $.35 per share for total consulting expense of $192,500.

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.

The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

Forward-Looking Statements

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management.
When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business" of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Company does not intend to update these forward-looking statements.

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

     On March 18, 2002, the Company entered into a letter of intent (the "Letter of Intent") to acquire all of the outstanding shares of capital stock of ScreenPhone.net Inc., a Nevada corporation ("ScreenPhone") in exchange for shares of Convertible Preferred Stock of the Company. Subsequent to the end of the first quarter of 2002, the parties agreed not to proceed with the proposed business combination. As a result, the Company has resumed its search for a potential business or business opportunity. There can be no assurance that the Company will be able to acquire any other business or business opportunity at all, or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

Liquidity and Capital Resources

     On March 31, 2002, the Company had a working capital deficit of approximately $(70,000), a deficit to debt ratio of approximately (.80) to 1, and stockholders' deficit of approximately $(104,000). At March 31, 2002, the Company had approximately $26,000 in cash, total assets of approximately $26,000 and total liabilities of approximately $129,000.

     During the quarter ended March 31, 2002, the Company obtained loans from certain private parties in the aggregate amount of $85,000. All of such loans bear interest at 6.75% and mature in six months. During the quarter ended March 31, 2002, the Company loaned $35,000 to ScreenPhone in connection with the transaction contemplated by the Letter of Intent. As a result of the decision to not proceed with the proposed business combination, the Company has deemed the note due from ScreenPhone as uncollectible and has written the entire $35,000 off as of March 31, 2002.

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

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 2002.

               Form 8-K (date of report: March 18, 2002), item reported: item 5 ( letter of intent to enter into acquisition agreement), financial statements filed - none.

                       SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             TELCO-TECHNOLOGY, INC.
                             (Registrant)


Dated: May 13, 2002           By: /s/ Donald R. McKelvey
                              Donald R. McKelvey,
                              Chairman of the Board and
                              President


Dated: May 13, 2002           By: /s/ Donald R. McKelvey
                              Donald R. McKelvey,
                              Principal Financial Officer