Form 10QSB
period 2002-06-30
TELCO TECHNOLOGY INC
filed 2002-08-09
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, DC 20549

                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002

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

Common, $.001 par value per share: 12,264,944
      outstanding as of June 30, 2002

      PART I - FINANCIAL INFORMATION

           TELCO-TECHNOLOGY, INC.


       Index to Financial Information
         Period Ended June 30, 2002



Item                                    Page

Item 1 -  Financial Statements:

Balance Sheet                              3

Statements of Operations                   4

Statements of Cash Flows                   5

Notes to Financial Statements              6



Item 2 -  Management's Discussion and
          Analysis or Plan of Operation    8

                     Telco-Technology, Inc.
                         Balance Sheet
                      As of June 30, 2002



   ASSETS

Cash                                                           $    12,785
                                                               -----------
    Total Assets                                               $    12,785
                                                               ===========


 LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                              $    28,675
 Accrued expenses                                                   46,795
 Notes payable                                                      85,000
                                                               -----------
    Total Current Liabilities                                      160,470

Notes payable                                                        3,253
                                                               -----------
  Total Liabilities                                                163,723


    STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 2,000,000 shares
  authorized, none issued or outstanding
Common stock, $.001 par, 13,000,000 shares
  authorized, 12,264,944 shares issued and
  outstanding                                                       12,265
Additional paid-in capital                                       3,307,939
Retained deficit                                                (3,471,142)
                                                                -----------
    Total Stockholders' Deficit                                 (  150,938)
                                                                -----------
    Total Liabilities & Stockholders' Deficit                  $    12,785
                                                               ===========


                     Telco-Technology, Inc.
                    Statements Of Operations
 For the Three Months & Six Months Ended June 30, 2002 and 2001




                                         Three Months                     Six Months
                                        Ended June 30,                  Ended June 30,
                                   2002              2001           2002                2001
                               ---------            ---------    ---------           ---------
General & administrative       $ 129,422            $  41,079    $ 396,957           $  87,166
Bad debt recovery               ( 10,000)                         ( 10,000)
Interest expense                   1,533                             1,795
                               ---------            ---------    ---------           ---------
Net loss                       $(120,955)           $ (41,079)   $(388,752)          $ (87,166)
                               =========            =========    =========           =========

Net loss per common share          $(.01)               $(.00)       $(.03)              $(.01)

Weighted average common
  shares outstanding          12,106,611            9,469,944   11,788,277           9,461,104




<PAGE


                     Telco-Technology, Inc.
                    Statements Of Cash Flows
        For the Six Months Ended June 30, 2002 and 2001




                                                          2002                2001
                                                       ---------           ---------


CASH FLOWS FROM OPERATIONS
Net loss                                               $(388,752)          $( 87,166)
Adjustments to reconcile net loss to
cash used by operating activities:
      Stock issued for services                          265,700
   Rent paid by contribution to capital                                        9,000
      Bad debt provision                                  25,000
 Changes in:
    Accrued expenses                                      46,795
  Accounts payable                                            55               5,000
  Due to related party                                                        60,000
 ---------                                              ---------
NET CASH USED BY OPERATING ACTIVITIES                   ( 51,202)           ( 13,166)

CASH FLOWS FROM INVESTING ACTIVITIES
 Loans                                                  ( 35,000)
 Repayments of loans                                      10,000
                                                        ---------
            NET CASH FLOWS USED BY INVESTING ACTIVITIES ( 25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                                         15,000
Proceeds from notes payable                               85,000
Contribution to capital                                    3,810
     ---------                                          ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES           88,810              15,000
        ---------                                       ---------
NET INCREASE IN CASH                                      12,608               1,834

CASH BEGINNING                                               177               3,245
                                                        ---------           ---------
CASH ENDING                                            $  12,785           $   5,079
                                                        =========           =========



                        Telco-Technology, Inc.
                        Notes To Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Telco-Technology, Inc., a Delaware corporation ("Telco"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Telco's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2001, as reported in Form 10-KSB, have been omitted.


NOTE B - NOTE RECEIVABLE & BAD DEBT RECOVERY

In March 2002, Telco loaned $35,000 to Screenphone.net, Inc. in connection with a possible merger of the two companies. Merger negotiations have since ceased. As of March 31, 2002, Telco had deemed the note uncollectible and had written the entire $35,000 off. In June 2002, Telco collected $10,000 of the previously written off amount.


NOTE C - NOTES PAYABLE

In March 2002, Telco issued promissory notes in the amount of $85,000. The notes bear 6.75% interest and mature six months after the date of issuance.

NOTE D - COMMON STOCK

In May 2002, Telco issued 5,000 shares of common stock for payment of accounts payable of $533.

In May and June 2002, Telco issued 40,000 shares of common stock for services provided by 3rd parties. The 40,000 shares were valued at their then trading prices for total expense of $11,200.

In March 2002, as amended in May 2002, Telco entered into a one year consulting agreement with a third party. The consultant will receive a total of 2,500,000 shares of Telco stock over the term of the agreement. 550,000 shares are to be issued on the 21st day of March, July, September and November 2002. The remaining 300,000 shares are to be issued on the 21st day of January 2003. The first 550,000 shares were issued on March 21, 2002 and were valued at the then trading price of $.35 per share for total consulting expense of $192,500. On May 21, 2002, Telco and the consultant agreed to issue 200,000 of the 550,000 shares due on July 21st. The 200,000 shares were valued at the then trading price of $.31 per share for total consulting expense of $62,000.


NOTE E - SUBSEQUENT EVENT

In July 2002, Telco issued a promissory note in the amount of $25,000. The note bears 6.75% interest and matures six months after the date of issuance.

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

     On March 18, 2002, the Company entered into a letter of intent (the "Letter of Intent") to acquire all of the outstanding shares of capital stock of ScreenPhone.net Inc., a Nevada corporation ("ScreenPhone") in exchange for shares of Convertible Preferred Stock of the Company. Subsequent to the end of the first quarter of 2002, the parties agreed not to proceed with the proposed business combination. As a result, the Company has resumed its search for a potential business or business opportunity. In May 2002, the Company entered into another letter of intent to acquire an 80% ownership interest in an internet appliance company. Negotiations have since ceased. There can be no assurance that the Company will be able to acquire any other business or business opportunity at all, or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

Liquidity and Capital Resources

     On June 30, 2002, the Company had a working capital deficit of approximately $(148,000), a deficit to debt ratio of approximately (.92) to 1, and stockholders' deficit of approximately $(151,000). At June 30, 2002, the Company had approximately $13,000 in cash, total assets of approximately
$13,000 and total liabilities of approximately $164,000.

     During the quarter ended March 31, 2002, the Company obtained loans from certain private parties in the aggregate amount of $85,000. All of such loans bear interest at 6.75% and mature in six months. During the quarter ended March 31, 2002, the Company loaned $35,000 to ScreenPhone in connection with the transaction contemplated by the Letter of Intent. As a result of the decision to not proceed with the proposed business combination, the Company as of March 31, 2002 had deemed the note due from ScreenPhone as uncollectible and had written the entire $35,000 off as of March 31, 2002.
During the quarter ended June 30, 2002, the Company collected $10,000 of the previously written off amount.

     Subsequent to the quarter ended June 30, 2002, the Company obtained another loan from a certain private party in the amount of $25,000. Such loan bears interest at 6.75% and matures in six months.

        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of
          Security-Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          99.1 Certification pursuant to U.S.C. Section
               1350, as adopted pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2002.

          None.

                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                    TELCO-TECHNOLOGY, INC.
                    (Registrant)


Dated:   August 9, 2002  By:  /s/ Donald R. McKelvey
                         Donald R. McKelvey,
                         Chairman of the Board and
                         President


Dated:   August 9, 2002  By:  /s/ Donald R. McKelvey
                         Donald R. McKelvey,
                         Principal Financial
                         Officer