Form 10QSB
period 2002-09-30
TELCO TECHNOLOGY INC
filed 2002-11-14
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, DC 20549

                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

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

Common, $.001 par value per share: 12,974,944
    outstanding as of September 30, 2002

      PART I - FINANCIAL INFORMATION

           TELCO-TECHNOLOGY, INC.


       Index to Financial Information
      Period Ended September 30, 2002



     Item
                                           Page

Item 1 -  Financial Statements:

Balance Sheet                                3

Statements of Operations                     4

Statements of Cash Flows                     5

Notes to Financial Statements                 6

Item 2 -  Management's Discussion and
          Analysis or Plan of Operation       8

Telco-Technology, Inc.
Balance Sheet
As of September 30, 2002



   ASSETS

Cash                                                           $    14,942
                                                               -----------
    Total Assets                                               $    14,942
                                                               ===========


 LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                              $    31,856
 Accrued expenses                                                   62,979
 Notes payable                                                     110,000
                                                               -----------
    Total Current Liabilities                                      204,835

Long Term Liabilities
 Notes payable                                                       3,253
                                                               -----------
  Total Liabilities                                                208,088
                                                               -----------

    STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 2,000,000 shares
  authorized, none issued or outstanding
Common stock, $.001 par, 13,000,000 shares
  authorized, 12,974,944 shares issued and
  outstanding                                                       12,975
Additional paid-in capital                                       3,404,129
Retained deficit                                                (3,610,250)
                                                               -----------
    Total Stockholders' Deficit                                 (  193,146)
                                                               -----------
    Total Liabilities & Stockholders' Deficit                  $    14,942
                                                               ===========


Telco-Technology, Inc.
Statements Of Operations
For the Three Months & Nine Months Ended September 30, 2002 and 2001




                                         Three Months                      Nine Months
                                        Ended Sept. 30,                  Ended Sept. 30,
                                  2002                2001         2002                 2001
                               ---------            ---------    ---------           ---------
General & administrative       $ 132,924            $  22,015    $ 529,881           $ 109,181
Bad debt recovery                                                 ( 10,000)
Interest expense                   6,184                             7,979
                               ---------            ---------    ---------           ---------
Net loss                       $(139,108)           $ (22,015)   $(527,860)          $(109,181)
                               =========            =========    =========           =========

Basic and diluted net
  loss per common share            $(.01)               $(.00)       $(.04)              $(.01)

Weighted average common
  shares outstanding          12,591,611            9,469,944   12,056,055           9,458,833



Telco-Technology, Inc.
Statements Of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001



                                                          2002                2001
                                                       ---------           ---------

CASH FLOWS FROM OPERATIONS
Net loss                                               $(527,860)          $(109,181)
Adjustments to reconcile net loss to
cash used by operating activities:
      Stock issued for services                          362,600
      Bad debt provision                                  25,000
 Changes in:
    Accrued expenses                                      62,979
  Accounts payable                                         3,236               5,000
  Due to related party                                                        90,000
                                                       ---------           ---------
NET CASH USED BY OPERATING ACTIVITIES                   ( 74,045)           ( 14,181)
                                                       ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Loans                                                  ( 35,000)
 Repayments of loans                                      10,000
                                                       ---------
   NET CASH FLOWS USED BY INVESTING ACTIVITIES          ( 25,000)
                                                       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock                                                         15,000
Proceeds from notes payable                              110,000
Contribution to capital                                    3,810
                                                       ---------           ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES          113,810              15,000
                                                       ---------           ---------
NET CHANGE IN CASH                                        14,765                 819

CASH BEGINNING                                               177               3,245
                                                       ---------           ---------
CASH ENDING                                             $ 14,942           $   4,064
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


NOTE C - NOTES PAYABLE

In March 2002, Telco issued promissory notes in the amount of $85,000. The notes bear 6.75% interest and mature six months after the date of issuance. As of September 30, 2002, Telco defaulted on these notes. A 5 percent late fee totaling $4,250 has been accrued as a result of the default.

In July 2002, Telco issued a promissory note in the amount of $25,000. The note bears 6.75% interest and matures six months after the date of issuance.


NOTE D - COMMON STOCK

In May 2002, Telco issued 5,000 shares of common stock for payment of accounts payable of $533.

In May and June 2002, Telco issued 40,000 shares of common stock for services valued at $11,200.

In the third quarter of 2002, Telco issued 710,000 shares of common stock for services valued at $96,900.

In March 2002, as amended in May 2002, Telco entered into a one year consulting agreement with a third party. The consultant will receive a total of 2,500,000 shares of Telco stock over the term of the agreement. 550,000 shares are to be issued on the 21st day of March, July, September and November 2002. The remaining 300,000 shares are to be issued on the 21st day of January 2003. The first 550,000 shares were issued on March 21, 2002 and were valued at the then trading price of $.35 per share for total consulting expense of $192,500. On May 21, 2002, Telco and the consultant agreed to issue 200,000 of the
550,000 shares due on July 21st. The 200,000 shares were valued at the then trading price of $.31 per share for total consulting expense of $62,000. Effective October 29, 2002, Telco terminated this agreement. No additional shares have been issued under this agreement.

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

Liquidity and Capital Resources

     On September 30, 2002, the Company had a working capital deficit of approximately $(190,000), a deficit to debt ratio of approximately (.93) to 1, and stockholders' deficit of approximately $(193,000). At September 30, 2002, the Company had approximately $15,000 in cash, total assets of approximately $15,000 and total liabilities of approximately $208,000.

     During the quarter ended March 31, 2002, the Company obtained loans from certain private parties in the aggregate amount of $85,000. All of such loans bear interest at 6.75% and mature in six months after issuance. As of September 30, 2002, the Company defaulted on these loans. A 5% late fee totaling $4,250 has been accrued as a result of the default. In July 2002, the Company obtained another loan in the amount of $25,000 from a certain private party. The loan bears interest at 6.75% and matures in six months after issuance.
During the quarter ended March 31, 2002, the Company loaned $35,000 to ScreenPhone in connection with the transaction contemplated by the Letter of Intent. As a result of the decision to not proceed with the proposed business combination, the Company as of March 31, 2002 had deemed the note due from ScreenPhone as uncollectible and had written the entire $35,000 off as of March 31, 2002. During the quarter ended June 30, 2002, the Company collected $10,000 of the previously written off amount.

          PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

               None.

Item 2.        Changes in Securities.

               None.

Item 3.        Defaults Upon Senior Securities.

               During the quarter ended March 31, 2002, the Company obtained loans from certain private parties in the aggregate amount of $85,000. All of such loans bear interest at 6.75% and mature in six months after issuance. As of September 30, 2002, the Company defaulted on these loans. A 5% late fee totaling $4,250 has been accrued as a result of the default.

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

               None.

Item 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits.

               99.1 Certification pursuant to U.S.C. Section
               1350, as adopted pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 2002.

               None.

                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                    TELCO-TECHNOLOGY, INC.
                    (Registrant)


Dated:   November 13, 2002    By:  /s/ Donald R. McKelvey
                                   Donald R. McKelvey,
                                   Chairman of the Board and
                                   President

Dated:   November 13, 2002    By:  /s/ Donald R. McKelvey
                                   Donald R. McKelvey,
                                   Principal Financial Officer

               CERTIFICATIONS

I, Donald R. McKelvey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Telco-Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicted in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 13, 2002   /s/ Donald R. McKelvey
                                  Donald R. McKelvey,
                                  Chairman of the Board and President
                                  (Principal Executive Officer)

I, Donald R. McKelvey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Telco-Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicted in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     November 13, 2002   /s/ Donald R. McKelvey
                             Donald R. McKelvey,
                             Principal Financial Officer