Form 10KSB
period 2002-12-31
TELCO TECHNOLOGY INC
filed 2003-03-21
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
           Washington, DC  20549

                FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2002

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

As of March 7, 2003, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (6,417,819 shares) was approximately $96,000. The number of shares outstanding of the Common Stock ($.001 par value) of the Issuer as of the close of business on March 7, 2003 was 16,969,944.

Documents Incorporated by Reference:  None

         Forward-Looking Statements

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management.
When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business".
The Company does not intend to update these forward-looking statements.

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

     In June 1999, the Company sold the Massachusetts Operations to a company affiliated with a former officer and director of the Company in exchange for the return of 950,000 shares of Common Stock to the Company, and the assumption of all liabilities of the Massachusetts Operations. As part of the agreement, the Company also agreed to forgive all officer loans due from such individual (which amounted to approximately $118,000). As a result of the foregoing, the Company has no current business operations and since then has been seeking another business opportunity. Because of the Company's current status, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

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

     The discussion of the business under this caption is purposefully general and not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. No assurance can be given, however, that any other transaction will in fact be consummated.

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

     Further, companies subject to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), must furnish certain information about significant acquisitions, including certified financial statements for the company or companies acquired covering at least two years. Consequently, if targeted acquisition prospects do not have, or are unable to obtain, the requisite certified financial statements, such acquisitions by the Company would appear to be inappropriate.

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

Research and Development

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

     NO CURRENT BUSINESS OPERATIONS; NON-ARM'S LENGTH TRANSACTION. In June 1999, the Company sold its then current business operations to Total Technology, Inc., a company affiliated with Robert Powell, Sr., a former officer and director of the Company, in exchange for the return of 950,000 shares of Common Stock to the Company, and the assumption of all liabilities of such operations. As part of the agreement, the Company also agreed to forgive all officer loans due from such individual (which amounted to approximately $118,000).
As a result, the Company has no current business operations. While management believes the agreement to sell the Massachusetts Operations contains terms which generally are comparable to those which have been reached in arm's-length negotiations with unaffiliated parties, the agreement was reached while Mr. Powell was managing the Massachusetts Operations and therefore is not the result of arm's length negotiations between independent parties. Management believes, however, that the transaction was completed on terms no less favorable than would have been achieved with unaffiliated third parties. With no current business operations, the Company's principal business purpose at this time is to locate and consummate a merger or acquisition with a private entity.
There is no assurance the Company's intended merger or acquisition activities will be successful or result in revenue or profit to the Company. The likelihood of success of the Company must be considered in light of the risks, expenses, difficulties and delays frequently encountered in connection with the operation and development of a new business. There is nothing at this time upon which to base an assumption that any business or business opportunity the Company acquires will prove successful, and there is no assurance that it will be able to operate profitably.

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

     LACK OF PROFITABILITY; CONTINUING LOSSES; AND DOUBTFUL ABILITY TO CONTINUE AS A GOING CONCERN. The Company has incurred net losses from continuing operations of approximately $570,000 and $146,000 in 2002 and 2001, respectively. As a result of the Company's recurring losses from operations and net capital deficiency, the Company's independent auditor's report, dated January 31, 2003, for the year ended December 31, 2002, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern. With the sale of the Massachusetts Operations in June 1999, the Company's only operating division, the Company has no current operations. Since then, the Company has been focusing on other business opportunities in its attempt to locate and consummate a merger or acquisition with a private entity. There can be no assurance, however, that the Company will be able to acquire any business or business opportunity or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

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

     POTENTIAL FUTURE SALES PURSUANT TO RULE 144. Many of the shares of Common Stock presently held by management and others are "restricted securities" as that term is defined in Rule 144, promulgated under the Securities Act. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may, under certain circumstances sell within any three-month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company's securities.

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
                                 Bid Prices

Period                           High        Low

Year ended December 31, 2001:

Jan. 1, 2001 to March 31, 2001  $0.09        $0.02
April l, 2001 to June 30, 2001  $0.08        $0.02
July 1, 2001 to Sept. 30, 2001  $0.07        $0.04
Oct. 1, 2001 to Dec. 31, 2001   $0.09        $0.02

Year ended December 31, 2002:

Jan. 1, 2002 to March 31, 2002  $0.36        $0.03
April l, 2002 to June 30, 2002  $0.36        $0.16
July 1, 2002 to Sept. 30, 2002  $0.29        $0.08
Oct. 1, 2002 to Dec. 31, 2002   $0.19        $0.04

     (b)  Holders.

     As of March 7, 2003, there were approximately 230 record holders of the Company's Common Stock.


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

     In June 1999, the Company sold the Massachusetts Operations to a company affiliated with a former officer and director of the Company in exchange for the return of 950,000 shares of Common Stock to the Company, and the assumption of all liabilities of the Massachusetts Operations. As part of the agreement, the Company also agreed to forgive all officer loans due from such individual (which amounted to approximately $118,000). As a result of the foregoing, the Company has no current business operations and since then has been seeking another business opportunity.

Plan of Operation

     In 1999, management decided that it would be in the best interests of the Company and its stockholders to seek additional business opportunities and sell the Massachusetts Operations, its then sole business operations. As a result of the sale of the Massachusetts Operations which occurred in June 1999, the Company has no current business operations. As such, the Company's principal business purpose at this time is to locate and consummate a merger or acquisition with a private entity. With the sale of the Massachusetts Operations, Management has been focusing on other business opportunities in its attempt to locate and consummate such a merger or acquisition. It should be noted that the Company likely has insufficient capital with which to make any acquisitions. Accordingly, in any of the transactions to merge with or acquire a private entity, it is likely that the consideration utilized to make any acquisitions will consist of equity securities.

     On March 18, 2002, the Company entered into a letter of intent to acquire all of the outstanding shares of capital stock of ScreenPhone.net Inc., a Nevada corporation ("ScreenPhone") in exchange for shares of Convertible Preferred Stock of the Company. Subsequent to the end of the first quarter of 2002, the parties agreed not to proceed with the proposed business combination. As a result, the Company has resumed its search for a potential business or business opportunity. In May 2002, the Company entered into another letter of intent to acquire an 80% ownership interest in an internet appliance company. Negotiations have since ceased. There can be no assurance that the Company will be able to acquire any other business or business opportunity at all, or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

Liquidity and Capital Resources

     On December 31, 2002, the Company had a working capital deficit of approximately $(232,000), a deficit to debt ratio of approximately (.96) to 1, and stockholders' deficit of approximately $(235,000). At December 31, 2002, the Company had approximately $10,000 in cash, total assets of approximately $10,000 and total liabilities of approximately $245,000.

     During the quarter ended March 31, 2002, the Company obtained loans from certain private parties in the aggregate amount of $85,000. All of such loans bear interest at 6.75% and mature in six months after issuance. As of December 31, 2002, the Company is in default of these loans. A 5% late fee totaling $4,250 has been accrued as a result of the default. In July 2002, the Company obtained another loan in the amount of $25,000 from a certain private party. The loan bears interest at 6.75% and matures in six months after issuance. During the quarter ended March 31, 2002, the Company loaned $35,000 to ScreenPhone in connection with the transaction contemplated by the letter of intent entered into with ScreenPhone. As a result of the decision to not proceed with the proposed business combination, the Company as of March 31, 2002 had deemed the note due from ScreenPhone as uncollectible and had written the entire $35,000 off as of March 31, 2002. During the quarter ended June 30, 2002, the Company collected $10,000 of the previously written off amount.

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

                         Present Position    Has Served as
Name                 Age and Offices         Director Since

Donald R. McKelvey   57  Chairman of the Board,    1995
                         President, Treasurer
                         and Director

Robert W. McKelvey   45  Secretary and Director    1999

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10.  Executive Compensation.

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2002, 2001 and 2000, of those persons who were, at December 31, 2002 (i) the chief executive officer and
(ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):


                         Summary Compensation Table

                         Annual
                         Compensation


Name and Principal     Fiscal
Position               Year        Salary         Bonus

Donald R. McKelvey     2002           $0        $0
Chairman of the Board  2001           $0        $0
and President          2000           $0        $0

                         Long-Term
                         Compensation

                                   Restricted
Name and Principal      Fiscal     Stock          All Other
Position                Year       Value(1)       Compensation

Donald R. McKelvey      2002        $       0    $  35,000(2)
Chairman of the Board   2001        $ 120,000    $       0(2)
and President           2000        $  20,000    $ 133,105(2)

(1) In December 2000, the Company issued 500,000 shares of Common Stock to Donalson Capital Corporation ("Donalson") in payment of consulting fees due to Donalson as of December 31, 2000. Donalson agreed to accept such shares in full payment of the entire balance due to Donalson as of such date which was in the amount of $118,042 and that in the event the valuation which may be attributed to such shares does not equal the entire balance due than any difference shall be deemed waived and forgiven by Donalson. Of such amount, $98,042 was deemed forgiven. Mr. McKelvey is the sole officer, director and stockholder of Donalson. In addition, In November 2001 and December 2001, the Company issued 1,000,000 and 1,000,000 shares, respectively, to Donalson which shares were valued at $120,000 in the aggregate and were issued in full payment of the entire balance due to Donalson for the year ended December 31,
     2001.   Does not include 3,000,000 shares  issued to
     Donalson in January 2003 which shares were valued at $105,000 in payment of certain consulting fees for a portion of 2002 and 2003 (See Part III, Item 12). Dollar values of awards are based on the average of the bid and asked prices of the Company's Common Stock on the dates of grant.

(2) Consists of (i) cash payments made in 2000 and 2002 to Donalson for consulting fees of $20,000 and $35,000, respectively, (ii) 7.50% per annum imputed interest in 2000 on the officers interest-free loans and (iii) $98,042 of cash compensation in 2000 which was not paid to Donalson but was forgiven as of December 31, 2000. Does not include $198,006 loan receivable due the Company from Mr. McKelvey as of December 31, 2000 which in 2001 was reclassified as a reduction of additional paid in capital due to the fact that it is not collectible (See Part III, Item 12).

Compensation of Directors

     Since inception, no director has received any cash compensation for his services as such. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.


Item 11.  Security Ownership of Certain Beneficial Owners and
        Management.

     The following table sets forth, as of March 7, 2003, (i) the number of shares of Common Stock owned of record or beneficially, or both, by each person who owned of record, or is known by the Company to have beneficially owned, individually, or with his associates, more than 5% of such shares then outstanding; (ii) the number of shares owned beneficially by each Director of the Company and each executive officer of the Company; and (iii) the number of shares owned beneficially by all Directors and executive officers as a group. Except as otherwise indicated below, each of the persons listed below has sole voting and investment power with respect to his or her shares.

                                    Amount and Nature Percent
Title of Class  Name of             of Beneficial     of Class
                Beneficial Owner    Ownership

Common Stock   Donald R. McKelvey     10,552,125(1)    62.2%
Common Stock   Robert W. McKelvey           -   (2)

Common Stock   All Executive Officers
               and Directors
               as a Group             10,552,125       62.2%


(1) Includes 5,012,500 shares held by Donald R. McKelvey and 5,539,625 shares held by Donalson Capital Corporation ("Donalson"). Mr. McKelvey is the sole shareholder of Donalson and, by virtue of such ownership, Mr. McKelvey may be deemed the beneficial owner of the shares held by Donalson. The address for Mr. McKelvey is 60 Bowers Lane, Closter, New Jersey.

(2)  The address for Robert W. McKelvey is 126 Barley Road,
     Ivyland, Pennsylvania.


Item 12.  Certain Relationships and Related Transactions.

     In January 1999, the Company entered into a three year consulting agreement with Donalson Capital Corporation ("Donalson"), a company owned by Donald R. McKelvey, providing for a monthly fee of $10,000 during the term. On February 15, 2002, the Company and Donalson agreed to extend the term of the Consulting Agreement on a month-to-month basis effective January 1, 2002.

     In November 2001 and December 2001, the Company issued 1,000,000 and 1,000,000 shares, respectively, to Donalson which shares were valued at $120,000 in the aggregate and were issued in full payment of the entire balance due to Donalson for the
year ended December 31, 2001.   During 2002, Donalson was paid
$35,000 in cash, leaving a balance of $85,000 due under the consulting agreement as of December 31, 2002. In January 2003, the Company issued 3,000,000 shares to Donalson which shares were valued at $105,000 for the payment of the $85,000 owed under the consulting agreement for 2002 and $20,000 for the first two months of 2003.

     At December 31, 2000, there were officer loans outstanding to the Company in the amount of $198,006 due from Donald R. McKelvey. During the year ended December 31, 2001, the Company reclassified as a reduction of additional paid in capital the $198,006 loan receivable from Mr. McKelvey due to the fact that it is not collectible.



Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

               3.1  Certificate of Incorporation (Delaware)(1)
               3.2  Certificate of Amendment (Delaware) (filed
          October 19, 1994)(1)
               3.3 Certificate of Amendment (Delaware) (filed December 19, 1997)(1)
               3.4  Certificate of Amendment (Delaware) (filed
          January 8, 2003)
               3.5  Certificate of Merger (Delaware)(1)
               3.6  Articles of Merger (Nevada)(1)
               3.7  By-Laws(1)
               4.1  Specimen Certificate for shares of Common
          Stock(1)
               4.2  Agreement and Plan of Merger(1)
               10.1 Consulting Agreement with Donalson Capital
          Corporation(1)
               10.2 Acquisition and Stock Transfer Agreement by and among the Company, Robert Powell, Sr. and Total Technology, Inc.(1)
               10.3 Extension Agreement with Donalson Capital
          Corporation
               99.1 Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002
___________________________

     (1)  Filed as an exhibit to the Company's
          Registration Statement on Form 10-SB filed on
          January 13, 2000, and incorporated by reference herein.

     (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.


Item 14.  Controls and Procedures.

     The Company's Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report. Based on such evaluation, such officer has concluded that the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.



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


               Dated: March 21, 2003


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature               Title                         Date



/s/ Donald R. McKelvey  Chairman of the Board,        3/21/03
Donald R. McKelvey      President, Treasurer
                        and Director
                        (Principal Executive Officer
                        and Principal Accounting
                        and Financial Officer)

/s/ Robert W. McKelvey  Secretary and Director        3/21/03
Robert W. McKelvey




                CERTIFICATIONS

I, Donald R. McKelvey, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Telco-
Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicted in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003          /s/ Donald R. McKelvey
                             Donald R. McKelvey,
                             Chairman of the Board and President
                             (Principal Executive Officer)



I, Donald R. McKelvey, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Telco-
Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicted in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     March 21, 2003      /s/ Donald R. McKelvey
                             Donald R. McKelvey,
                             Principal Financial Officer



                   INDEPENDENT AUDITORS REPORT


To the Board of Directors
 Telco-Technology, Inc.
  Closter, New Jersey

We have audited the accompanying balance sheet of Telco-Technology, Inc. as of December 31, 2002, and the related statements of expenses, stockholders deficit, and cash flows for the two years then ended. These financial statements are the responsibility of Telcos management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of as of December 31, 2002 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Telco will continue as a going concern. As discussed in
Note 2 to the financial statements, Telco has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas


January 31, 2003

                     Telco-Technology, Inc.
                          Balance Sheet
                     As of December 31, 2002



   ASSETS

Cash                                                 $    10,299
                                                     -----------
    Total Assets                                     $    10,299
                                                     ===========


   LIABILITIES & STOCKHOLDERS DEFICIT

Current Liabilities
 Accounts payable                                   $    37,108
 Accrued expenses                                         9,960
 Current notes payable                                  110,000
 Due to a related party                                  85,000
                                                    -----------
    Total Current Liabilities                           242,068

Long term notes payable                                   3,253
                                                    -----------
   Total Liabilities                                    245,321
                                                    -----------

    STOCKHOLDERS DEFICIT

Preferred stock, $.001 par, 2,000,000 shares
  authorized, none issued or outstanding
Common stock, $.001 par, 13,000,000 shares
  authorized, 12,999,944 shares issued and
  outstanding                                             13,000
Paid-in capital                                        3,404,354
Retained deficit                                      (3,652,376)
                                                     -----------
    Total Stockholders Deficit                        (  235,022)
                                                     -----------
    Total Liabilities & Stockholders Deficit         $    10,299
                                                     ===========
See accompanying summary of accounting policies and notes to financial statements.

                     Telco-Technology, Inc.
                     Statements Of Expenses
         For the Years Ended December 31, 2002 and 2001





                                            2002        2001
                                         ---------   ---------

General & administrative                  $ 569,986    $ 146,441
                                          ---------    ---------
Net loss                                  $(569,986)   $(146,441)
                                          =========    =========

Basic and diluted net loss per common share   $(.05)       $(.02)

Weighted average common
  shares outstanding                     12,281,402    9,711,611


See accompanying summary of accounting policies and notes to financial statements.

                     Telco-Technology, Inc.
               Statements Of Stockholders Deficit
         For the Years Ended December 31, 2002 and 2001


                                                  Retained
                                Shares   Amount   Deficit     Totals
                            ---------- ---------- ----------- --------
Balances, December 31, 2000  9,369,944 3,120,281  (2,935,949)   184,332

Shares issued for cash         100,000    15,000                 15,000
Distribution of capital for
 a note receivable from
 the majority shareholder               (201,867)              (201,867)
Shares issued for payment
 of consulting agreement     2,000,000   120,000                120,000
Notes payable issued under
 rescission offering                    (  3,253)              (  3,253)
Net loss                                          (  146,441)   (146,441)
                            ---------- ---------- ----------- ---------
Balances, December 31, 2001 11,469,944 3,050,161  (3,082,390)   ( 32,229)

Shares issued for services   1,525,000   362,850                 362,850
Shares issued for accounts
 payable                         5,000       533                     533
Contributions to capital                   3,810                   3,810
Net loss                                          (  569,986)   (569,986)
                            ---------- ---------- -----------  ---------
Balances, December 31, 2002 12,999,944 3,417,354 $(3,652,376)  $(235,022)
                            ==========           ===========   =========
Less: par value                         ( 13,000)
                                       ----------
Paid-in capital                       $3,404,354
                                       ==========


See accompanying summary of accounting policies and notes to financial statements.

                     Telco-Technology, Inc.
                    Statements of Cash Flows
         For the Years Ended December 31, 2002 and 2001


                                               2002      2001
                                            --------- ---------

CASH FLOWS FROM OPERATIONS
 Net loss                                   $(569,986)$(146,441)
 Adjustments to reconcile net loss to
  cash used by operating activities:
   Stock issued for services                  362,850   120,000
   Bad debt provision                          25,000
 Changes in:
  Prepaid expenses                                          200
  Accounts payable                              8,488    12,034
  Accrued expenses                              9,960
  Due to a related party                       85,000
                                            --------- ---------
  NET CASH USED BY OPERATING ACTIVITIES      ( 78,688) ( 14,207)
                                            --------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Loans                                                 ( 35,000)
 Repayments of loans                           10,000
                                            ---------
  NET CASH USED BY INVESTING ACTIVITIES      ( 25,000)
                                            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable                  110,000
 Contribution to capital                        3,810
 Sales of common stock                                   15,000
 Distribution to shareholder                           (  3,861)
                                            --------- ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES   113,810    11,139
                                            --------- ---------
  NET CHANGE IN CASH                           10,122  (  3,068)
                                            --------- ---------
  CASH BEGINNING                                  177     3,245
                                            --------- ---------
  CASH ENDING                               $  10,299 $     177
                                            ========= =========

Supplemental Disclosures:
 Interest paid                              $       0 $       0
 Income taxes paid                                  0         0

Non-Cash Disclosures:
 Stock issued to settle accounts payable    $     533


See accompanying summary of accounting policies and notes to financial statements.



                     Telco-Technology, Inc.
                 Notes To Financial Statements


NOTE 1 - ACCOUNTING POLICIES

Nature of Business. Haycock Morrison, Inc., (Haycock) was incorporated in Nevada in November 1993 to provide long distance telephone services and computer networks for voice and data transmissions. On January 27, 1995, Haycock was acquired by Telco-Technology, Inc. and subsequently changed its name to Telco-Technology, Inc. (Telco). In 1998 Telco was reorganized as a Delaware Corporation.

In June 1999, Telco sold its Massachusetts operation to a company affiliated with a former officer and director of Telco in exchange for the return of 950,000 shares of Telco stock and the assumption of all liabilities of the Massachusetts operation.
The agreement also included the cancellation of the former officers debt to Telco.

Cash and Cash Equivalents. For purposes of the statements of cash flows, Telco considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Basic and diluted loss per share is reported under Statement No. 128 of the Financial Accounting Standards Board (FAS 128"), which requires the calculation of basic and diluted earnings per share. There were no common stock equivalents to calculate diluted earnings per share.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.

Recently adopted accounting pronouncements. Telco does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Telcos results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Telco has incurred recurring net losses and has a net deficit of $235,022 as of December 31, 2002. These conditions create an uncertainty as to Telcos ability to continue as a going concern. Management is seeking merger opportunities. The financial statements do not include any adjustments that might be necessary if Telco is unable to continue as a going concern.


NOTE 3 - NOTE RECEIVABLE & BAD DEBT PROVISION

In March 2002, Telco loaned $35,000 to Screenphone.net, Inc. in connection with a possible merger of the two companies. Merger negotiations have since ceased. As of March 31, 2002, Telco had deemed the note uncollectible and had written the entire $35,000 off. In June 2002, Telco collected $10,000 of the previously written off amount.


NOTE 4 - DUE A TO RELATED PARTY

Effective January 2002, Telco entered into a month-to-month consulting agreement with Donalson Capital Corporation (Donalson), a company owned by the majority shareholder of Telco, which provides for a $10,000 per month fee to be paid to Donalson for consulting services. Donalson was paid $35,000 in cash in 2002, leaving a balance of $85,000 due to Donalson as of December 31, 2002.


NOTE 5 - CURRENT NOTES PAYABLE

In March 2002, Telco issued promissory notes in the amount of $85,000. The notes bear 6.75 percent interest and mature six months after the date of issuance. As of December 31, 2002, Telco defaulted on these notes. A 5 percent late fee totaling $4,250 has been accrued as a result of the default.

In July 2002, Telco issued a promissory note in the amount of $25,000. The note bears 6.75 percent interest and matures six months after the date of issuance.


NOTE 6 - LONG TERM NOTES PAYABLE

In February 2000, the Maryland Division of Securities notified
Telco that it appeared to have violated Marylands securities laws in relation to a private placement of securities in 1997.

On February 15, 2002, Telco agreed to a consent order with the Maryland Securities Commission. The consent order required Telco to pay a fine of $1,000 and to distribute a rescission offer to the 29 original investors in the private placement. Of the 29 rescission offers distributed, two investors accepted, but they had already sold their shares.

The consent order required that Telco issue notes payable to the two investors that accepted the rescission offer. Notes were issued for the difference between the original purchase price and the proceeds from the sale of their shares. The face value of the notes payable total $3,253, mature on February 15, 2004, and bear interest of 10 percent. As of December 31, 2002, long term notes payable totaled $3,253.


NOTE 7 - COMMON STOCK

In January 2001, Telco sold 100,000 shares of common stock for $.15 per share for a total value of $15,000.

In 2001, Telco reclassified as a reduction of additional paid in capital, the $201,867 note receivable from the majority shareholder as of December 31, 2000.

In November and December 2001, Telco issued 1,000,000 shares of common stock for a total of 2,000,000 shares for payment of the $120,000 of consulting services provided by Donalson in 2001.

In the year ending December 31, 2002, Telco issued 1,525,000 shares of Telco common stock for services valued at $362,850.

In the year ending December 31, 2002, Telco issued 5,000 shares of Telco common stock to settle accounts payable of $533.

In the year ending December 31, 2002, the majority shareholder contributed $3,810.


NOTE 8 - INCOME TAXES

          Deferred tax assets                $ 340,000
          Less: valuation allowance           (340,000)
                                             ---------
          Net deferred taxes                 $       0
                                             =========

Telco has a net operating loss carryforward of approximately
$1,000,000 as of December 31, 2002, which will expire in the years 2010 through 2022.


NOTE 9 - CONSULTANT STOCK COMPENSATION PLAN

Effective December 1, 2000, Telco adopted a Consultant Stock Compensation Plan (the Plan) whereby the Board of Directors may issue up to 2,500,000 shares of Telco common stock to outside consultants or advisors of Telco. Grants are made at the Board of Directors discretion, and are compensation for services. The plan issuances are administered by the Board of Directors of the Company, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. 1,525,000 shares were issued under the plan in 2002 and none were issued in 2001.


NOTE 10 - COMMITMENT

Telco maintains its offices in the home of the president on an oral month to month rent free basis.


NOTE 11 - SUBSEQUENT EVENT

Effective January 8, 2003, Telco increased the authorized shares from 15,000,000 to 220,000,000. Common stock will consist of 200,000,000 million authorized with a $.001 par value and preferred stock will consist of 20,000,000 authorized with a $.001 par value.

In January 2003, Telco issued 3,000,000 shares of common stock to Donalson Corporation valued at $105,000 for payment of the $85,000 owed for the consulting agreement and $20,000 for the first two months of 2003. In January 2003, Telco issued 770,000 shares of common stock valued at $32,450 to three consultants for services.