Form 10QSB
period 2003-03-31
TELCO TECHNOLOGY INC
filed 2003-05-14
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, DC 20549

                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

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

Common, $.001 par value per share: 16,969,944
      outstanding as of March 31, 2003


       PART I - FINANCIAL INFORMATION

           TELCO-TECHNOLOGY, INC.


       Index to Financial Information
         Period Ended March 31, 2003



    Item                                   Page

Item 1 -  Financial Statements:

Balance Sheet                                3

Statements of Expenses                       4

Statements of Cash Flows                     5

Notes to Financial Statements                6

Item 2 -  Management's Discussion and
Analysis or Plan of Operation                7

Item 3 -  Controls and Procedures            8


                     Telco-Technology, Inc.
                         Balance Sheet
                      As of March 31, 2003
                          (unaudited)


   ASSETS

Cash                                                           $     5,372
                                                               ===========


 LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                              $    41,949
 Accrued expenses                                                   11,897
 Current notes payable                                             110,000
 Due to a related party                                             10,000
                                                               -----------
    Total Current Liabilities                                      173,846

Long term notes payable                                              3,253
                                                               -----------
  Total Liabilities                                                177,099
                                                               -----------

    STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 20,000,000 shares
  authorized, none issued or outstanding
Common stock, $.001 par, 200,000,000 shares
  authorized, 16,969,944 shares issued and
  outstanding                                                       16,970
Paid-in capital                                                  3,546,379
Retained deficit                                                (3,735,076)
                                                               -----------
    Total Stockholders' Deficit                                 (  171,727)
                                                               -----------
    Total Liabilities & Stockholders' Deficit                  $     5,372
                                                               ===========






                     Telco-Technology, Inc.
                     Statements Of Expenses
       For the Three Months Ended March 31, 2003 and 2002
                          (unaudited)




                                                       2003        2002
                                                    ---------   ---------

General & administrative                            $  82,700   $ 267,797
                                                    ---------   ---------
Net loss                                            $ (82,700)  $(267,797)
                                                    =========   =========

Basic and diluted net loss per common share             $(.01)      $(.02)

Weighted average common
  shares outstanding                                16,190,777 11,469,944






Telco-Technology, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2002
(unaudited)


                                                          2003                2002
                                                       ---------           ---------


CASH FLOWS FROM OPERATIONS
Net loss                                              $ (82,700)          $(267,797)
Adjustments to reconcile net loss to
cash used in operating activities:
      Stock issued for services                         145,995             192,500
      Bad debt provision                                                     35,000
 Changes in:
    Accounts payable                                      4,840            ( 18,246)
    Accrued expenses                                      1,938              30,263
    Due to a related party                              (75,000)
                                                       ---------           ---------
    NET CASH USED IN OPERATING ACTIVITIES               ( 4,927)           ( 28,280)
                                                       ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Loans                                                                     ( 35,000)
                                                                           ---------
    NET CASH USED IN INVESTING ACTIVITIES                                  ( 35,000)
                                                                           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                                  85,000
Contribution to capital                                                       3,810
                                                                           ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                  88,810
                                                                           ---------
NET CHANGE IN CASH                                       ( 4,927)            25,530
                                                       ---------           ---------
CASH BEGINNING                                            10,299                177
                                                       ---------           ---------
CASH ENDING                                            $   5,372          $  25,707
                                                       =========           =========




          Telco-Technology, Inc.
       Notes To Financial Statements
                (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Telco-Technology, Inc., a Delaware corporation ("Telco"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Telco's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2002, as reported in Form 10-KSB, have been omitted.


NOTE 2 - COMMON STOCK

In January 2003, Telco issued 3,000,000 shares of common stock to Donalson Corporation valued at $105,000 for payment of the $85,000 owed for the consulting agreement as of December 31, 2002 and $20,000 for the first two months of 2003.

For the quarter ending March 31, 2003, Telco issued 970,000 shares of common stock valued at $40,995 to three consultants for services.





Item 2.        Management's Discussion and Analysis or Plan of
               Operation.

The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

Forward-Looking Statements

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business" of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company does not intend to update these forward-looking statements.

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

Liquidity and Capital Resources

     On March 31, 2003, the Company had a working capital deficit of approximately $(168,000), a deficit to debt ratio of approximately (.97) to 1, and stockholders' deficit of approximately $(172,000). At March 31, 2003, the Company had approximately $5,000 in cash, total assets of approximately $5,000 and total liabilities of approximately $177,000.

     During the quarter ended March 31, 2002, the Company obtained loans from certain private parties in the aggregate amount of $85,000. All of such loans bear interest at 6.75% and mature in six months after issuance. In July 2002, the Company obtained another loan in the amount of $25,000 from a certain private party. The loan bears interest at 6.75% and matures in six months after issuance. As of the date hereof, the Company is in default of these loans.





         PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

          None.

Item 2.        Changes in Securities.

          In January 2003, the Company issued 3,000,000 shares to Donalson Capital Corporation
          ("Donalson"), a company owned by Donald R.
          McKelvey, which shares were valued at $105,000 for the payment of the $85,000 owed under a consulting agreement with Donalson for 2002 and $20,000 for the first two months of 2003. Such shares were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

Item 3.        Defaults Upon Senior Securities.

          During the quarter ended March 31, 2002, the Company obtained loans from certain private parties in the aggregate amount of $85,000. All of such loans bear interest at 6.75% and mature in six months after issuance. In July 2002, the Company obtained another loan in the amount of $25,000 from a certain private party. The loan bears interest at 6.75% and matures in six months after issuance. As of the date hereof, the Company is in default of these loans.

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

             None.

Item 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits.

               99.1 Certification pursuant to U.S.C. Section
               1350, as adopted pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 2003.

               None.



                          SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TELCO-TECHNOLOGY, INC.
                             (Registrant)


Dated:   May 13, 2003        By:  /s/ Donald R. McKelvey
                             Donald R. McKelvey,
                             Chairman of the Board and
                             President


Dated:   May 13, 2003        By:  /s/ Donald R. McKelvey
                             Donald R. McKelvey,
                             Principal Financial Officer




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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   May 13, 2003         By:  /s/ Donald R. McKelvey
                                   Donald R. McKelvey,
                                   Chairman of the Board and
                                   President
                                   (Principal Executive
                                   Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:   May 13, 2003         By:  /s/ Donald R. McKelvey
                                   Donald R. McKelvey,
                                   Principal Financial Officer



Exhibit 99.1


          CERTIFICATION PURSUANT TO
           18 U.S.C. SECTION 1350,
           AS ADOPTED PURSUANT TO
             SECTION 906 OF THE
         SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Telco-Technology, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
          Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:   May 14, 2003         By:  /s/ Donald R. McKelvey
                                   Donald R. McKelvey,
                                   Chairman of the Board and
                                   President


Dated:   May 14, 2003         By:  /s/ Donald R. McKelvey
                                   Donald R. McKelvey,
                                   Principal Financial Officer