Form 10QSB
period 2003-06-30
TELCO TECHNOLOGY INC
filed 2003-08-07
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC 20549

                        FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003

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

Common, $.001 par value per share: 17,969,944
       outstanding as of June 30, 2003

       PART I - FINANCIAL INFORMATION

           TELCO-TECHNOLOGY, INC.


       Index to Financial Information
         Period Ended June 30, 2003



Item                                   Page

Item 1 -  Financial Statements:

Balance Sheet                           3

Statements of Expenses                  4

Statements of Cash Flows                5

Notes to Financial Statements            6

Item 2 - Management's Discussion and
         Analysis or Plan of Operation   7

Item 3 - Controls and Procedures         8

                              Telco-Technology, Inc.
                                 Balance Sheet
                                 June 30, 2003



   ASSETS

Cash                                                           $     4,075
                                                               -----------
    Total Assets                                               $     4,075
                                                               ===========


 LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                             $    41,599
 Accrued expenses                                                  53,856
 Notes payable                                                    113,253
                                                               -----------
    Total Current Liabilities                                     208,708
                                                               -----------


    STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 20,000,000 shares
  authorized, none issued or outstanding
Common stock, $.001 par, 200,000,000 shares
  authorized, 17,969,944 shares issued and
  outstanding                                                       17,970
Paid-in capital                                                  3,570,379
Retained deficit                                                (3,792,982)
                                                               -----------
    Total Stockholders' Deficit                                 (  204,633)
       -----------
    Total Liabilities & Stockholders' Deficit                  $     4,075
                                                               ===========


                                    Telco-Technology, Inc.
                                    Statements Of Expenses
                   Three Months & Six Months Ended June 30, 2003 and 2002



                                          Three Months                    Six Months
                                         Ended June 30,                  Ended June 30,
                                   2003                2002          2003               2002
                               ---------            ---------    ---------           ---------

General & administrative       $  55,950            $ 129,422    $ 136,716           $ 396,957
Bad debt recovery                                    ( 10,000)                        ( 10,000)
Interest expense                   1,956                1,533        3,890               1,795
                               ---------            ---------    ---------           ---------
Net loss                       $ (57,906)           $(120,955)   $(140,606)          $(388,752)
                               =========            =========    =========           =========

Basic and diluted net
  loss per common share            $(.00)               $(.01)       $(.01)              $(.03)

Weighted average common
  shares outstanding          16,969,944           12,106,611   16,580,361          11,788,277





                                    Telco-Technology, Inc.
                                  Statements Of Cash Flows
                          Six Months Ended June 30, 2003 and 2002





                                                          2003                2002
                                                       ---------           ---------


CASH FLOWS FROM OPERATIONS
Net loss                                               $(140,606)          $(388,752)
Adjustments to reconcile net loss to
cash used in operating activities:
      Stock issued for services                           85,995             265,700
      Bad debt provision                                                      25,000
 Changes in:
   Accrued expenses                                       43,897              46,795
  Accounts payable                                         4,490                  55
                                                        ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                   (  6,224)           ( 51,202)

CASH FLOWS FROM INVESTING ACTIVITIES
 Loans                                                                      ( 35,000)
 Repayments of loans                                                          10,000
                                                                            ---------
      NET CASH FLOWS USED IN INVESTING ACTIVITIES                           ( 25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                                   85,000
Contribution to capital                                                        3,810
                                                                            ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                               88,810
                                                        ---------           ---------
NET CHANGE IN CASH                                       ( 6,224)             12,608

CASH BEGINNING                                            10,299                 177
                                                        ---------           ---------
CASH ENDING                                             $  4,075            $ 12,785
                                                        =========           =========

Non-Cash Disclosures:
 Stock issued for accrued expenses and
    accounts payable                                   $  85,000            $    533


                            Telco-Technology, Inc.
                        Notes To Financial Statements


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

For the six months ending June 30, 2003, Telco issued 1,970,000 shares of common stock valued at $65,995 to three consultants for services.

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

Liquidity and Capital Resources

     On June 30, 2003, the Company had a working capital deficit of approximately $(205,000), a deficit to debt ratio of approximately (.98) to 1, and stockholders' deficit of approximately $(205,000). At June 30, 2003, the Company had approximately $4,000 in cash, total assets of approximately $4,000 and total liabilities of approximately $209,000.

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



Item 3.    Controls and Procedures.

     The Company's Principal Executive Officer and Principal Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, such officer has concluded that the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.

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

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          99.1 Certification pursuant to U.S.C. Section
               1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2003.

          None.

                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TELCO-TECHNOLOGY, INC.
                              (Registrant)


Dated: August 7, 2003          By: /s/ Donald R. McKelvey
                                  Donald R. McKelvey,
                                  Chairman of the Board
                                  and President


Dated: August 7, 2003          By: /s/ Donald R. McKelvey
                                   Donald R. McKelvey,
                                   Principal Financial Officer

               CERTIFICATIONS

I, Donald R. McKelvey, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Telco-
Technology, Inc.;

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


Dated: August 7, 2003          By: /s/ Donald R. McKelvey
                                  Donald R. McKelvey,
                                  Chairman of the Board
                                  and President

Dated: August 7, 2003          By: /s/ Donald R. McKelvey
                                  Donald R. McKelvey,
                                  (Principal Executive Officer)

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


Dated: August 7, 2003          By: /s/ Donald R. McKelvey
                                   Principal Financial Officer

Exhibit 99.1


          CERTIFICATION PURSUANT TO
           18 U.S.C. SECTION 1350,
           AS ADOPTED PURSUANT TO
             SECTION 906 OF THE
         SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Telco-Technology, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange
          Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 7, 2003          By: /s/ Donald R. McKelvey
                                   Donald R. McKelvey,
                                   Chairman of the Board
                                   and President


Dated: August 7, 2003          By: /s/ Donald R. McKelvey
                                   Donald R. McKelvey,
                                   Principal Financial Officer