Form 10QSB
period 2003-09-30
TELCO TECHNOLOGY INC
filed 2003-11-14
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, DC 20549

                       FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2003

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

     Yes  [ X ]          No  [     ]


State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     Common, $.001 par value per share: 21,854,944
     outstanding as of September 30, 2003

     PART I - FINANCIAL INFORMATION

     TELCO-TECHNOLOGY, INC.


     Index to Financial Information
     Period Ended September 30, 2003



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



                     Telco-Technology, Inc.
                         Balance Sheet
                       September 30, 2003


   ASSETS

Cash                                                           $     3,128
                                                               -----------
    Total Assets                                               $     3,128
                                                               ===========


 LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                              $    27,265
 Accrued expenses                                                   59,856
 Notes payable                                                     113,253
                                                               -----------
    Total Current Liabilities                                      200,374
                                                               -----------


    STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 20,000,000 shares
  authorized, none issued or outstanding
Common stock, $.001 par, 200,000,000 shares
  authorized, 21,854,944 shares issued and
  outstanding                                                       21,855
Paid-in capital                                                  3,724,189
Retained deficit                                                (3,943,290)
                                                               -----------
    Total Stockholders' Deficit                                 (  197,246)
                                                               -----------
    Total Liabilities & Stockholders' Deficit                  $     3,128
                                                               ===========


                     Telco-Technology, Inc.
                     Statements Of Expenses
     Three & Nine Months Ended September 30, 2003 and 2002



                                   Three Months                         Nine Months
                               Ended September 30,                  Ended September 30,
                            2003              2002                 2003             2002
                         ---------         ---------            ---------         ---------

General & administrative       $ 148,309            $ 132,924    $ 285,025           $ 529,881
Bad debt recovery                                                                     ( 10,000)
Interest expense                   1,999                6,184        5,889               7,979
                               ---------            ---------    ---------           ---------
Net loss                       $(150,308)           $(139,108)   $(290,914)          $(527,860)
                               =========            =========    =========           =========

Basic and diluted net
  loss per common share            $(.01)               $(.01)       $(.02)              $(.04)

Weighted average common
  shares outstanding          19,117,444           12,591,611   17,426,055          12,056,055





                     Telco-Technology, Inc.
                    Statements Of Cash Flows
         Nine Months Ended September 30, 2003 and 2002




                                                          2003                2002
                                                       ---------           ---------

CASH FLOWS FROM OPERATIONS
Net loss                                               $(290,914)          $(527,860)
Adjustments to reconcile net loss to
cash used in operating activities:
   Stock issued for services                             180,995             362,600
   Bad debt provision                                                         25,000
 Changes in:
  Accrued expenses                                        95,896              62,979
  Accounts payable                                         6,852               3,236
                                                       ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                   (  7,171)           ( 74,045)

CASH FLOWS FROM INVESTING ACTIVITIES
 Loans                                                                      ( 35,000)
 Repayments of loans                                                          10,000
                                                                           ---------
      NET CASH FLOWS USED IN INVESTING ACTIVITIES                           ( 25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                                  110,000
Contribution to capital                                                        3,810
                                                                           ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                 113,810
                                                       ---------           ---------
NET CHANGE IN CASH                                      (  7,171)             14,765

CASH BEGINNING                                            10,299                 177
                                                       ---------           ---------
CASH ENDING                                            $   3,128           $  14,942
                                                       =========           =========

Non-Cash Disclosures:
 Stock issued for accrued expenses and
  accounts payable                                     $ 147,695           $     533



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


NOTE 2 - COMMON STOCK

In January 2003, Telco issued 3,000,000 shares of common stock to Donalson Capital Corporation valued at $105,000 for payment of the $85,000 owed for the consulting agreement as of December 31, 2002 and $20,000 for the first two months of 2003.

In August 2003, Telco issued 1,000,000 shares of common stock to Donalson Capital Corporation to reduce the amount owed under their consulting agreement by $26,000.

In September 2003, Telco issued 285,000 shares of common stock to two vendors to reduce amounts owed to them by $16,695.

In the nine months ending September 30, 2003, Telco issued 4,570,000 shares of common stock valued at $180,995 to three consultants for services.

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

     Management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited financing. In September 2003, the Company signed a letter of intent to merge with a Hong Kong-based media company with operations in Beijing, China. The terms and conditions of the transaction have not yet been finalized and there can be no assurance that the Company will be able to complete this transaction or acquire any other business or business opportunity at all, or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

Liquidity and Capital Resources

     On September 30, 2003, the Company had a working capital deficit of approximately $(197,000), a deficit to debt ratio of approximately (.98) to 1, and stockholders' deficit of approximately $(197,000). At September 30, 2003, the Company had approximately $3,000 in cash, total assets of approximately $3,000 and total liabilities of approximately $200,000.

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



Item 3.   Controls and Procedures.

        The Company's Principal Executive Officer and Principal Financial Officer has reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officer believes that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

        None.


Item 2.   Changes in Securities.

In January 2003, the Company issued 3,000,000 shares to Donalson Capital Corporation ("Donalson"), a company owned by Donald R. McKelvey, which shares were valued at $105,000 for the payment of the $85,000 owed under a consulting agreement with Donalson for 2002 and $20,000 for the first two months of 2003. In August 2003, the Company issued 1,000,000 shares to Donalson Capital Corporation to reduce the amount owed under said consulting agreement by $26,000. All of such shares were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".


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

          None.


Item 5.   Other Information.

          None.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

     31.1 Certification of Chief Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
     31.2 Certification of Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 2003.

          None.

                          SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TELCO-TECHNOLOGY, INC.
                               (Registrant)


Dated: November 13, 2003       By:  /s/ Donald R. McKelvey
                               Donald R. McKelvey,
                               Chairman of the Board and
                               President

Dated: November 13, 2003       By:  /s/ Donald R. McKelvey
                               Donald R. McKelvey,
                               Principal Financial Officer