Form 10KSB
period 2003-12-31
TELCO TECHNOLOGY INC
filed 2004-04-07
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                          FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended DECEMBER 31, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 0-28887

                       TELCO-TECHNOLOGY, INC.
            (Name of Small Business Issuer in Its Charter)

Delaware                                              22-3328734
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or                       Identification Number)
organization)


68 Skyview Terrace
Clifton, New Jersey                                        07013
(Address of principal                                 (Zip Code)
executive offices)


Issuer's telephone number, including area code:  (973) 523-0835

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

As of March 26, 2004, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (12,402,819 shares) was approximately $868,000. The number of shares outstanding of the Common Stock ($.001 par value) of the Issuer as of the close of business on March 26, 2004 was 24,954,944.

Documents Incorporated by Reference:  None

TELCO-TECHNOLOGY, INC.

TABLE OF CONTENTS



PART I

                                                      Page

Item 1.        Description of Business                 3

Item 2.        Description of Property                 11

Item 3.        Legal Proceedings                       11

Item 4.        Submission of Matters to
               a Vote of Security-Holders              11


PART II

Item 5.        Market for Common Equity and
               Related Stockholder Matters             12

Item 6.        Management's Discussion and
               Analysis or Plan of Operation           13

Item 7.        Financial Statements                    14

Item 8.        Changes in and Disagreements
               with Accountants on Accounting
               and Financial Disclosure                14

Item 8A.       Controls and Procedures                 14


PART III

Item 9.        Directors, Executive Officers,
               Promoters and Control Persons;
               Compliance with  Section 16(a) of
               the Exchange Act                        15

Item 10.       Executive Compensation                  16

Item 11.       Security Ownership of Certain Beneficial
               Owners and Management
               and Related Stockholder Matters         17

Item 12.       Certain Relationships and
               Related Transactions                    17

Item 13.       Exhibits and Reports on Form 8-K        18

Item 14.       Principal Accountant Fees and Services  18

               Signatures                              20

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

     See "Busines of the Company" below for information on the letter of intent to merge with a Hong Kong-based media company with operations in Beijing, China.

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

          The procedures and practices described in the following generalized discussion are intended only to provide a background against which the Company's business and its search for a business opportunity may be evaluated. There can be no assurance that the procedures and practices described in the following generalized discussion have or will apply in any particular instances to the Company's business and its search for a business opportunity, including the transaction contemplated by the letter of intent signed in September 2003 to merger with a Hong Kong-based media company.

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

     LACK OF PROFITABILITY; CONTINUING LOSSES; AND DOUBTFUL ABILITY
TO CONTINUE AS A GOING CONCERN. The Company has incurred net losses of approximately $359,000 and $570,000 in 2003 and 2002, respectively. As a result of the Company's recurring losses from operations and net capital deficiency, the Company's independent auditor's report, dated March 4,

2004, for the year ended December 31, 2003, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern. With the sale of the Massachusetts Operations in June 1999, the Company's only operating division, the Company has no current operations. Since then, the Company has been focusing on other business opportunities in its attempt to locate and consummate a merger or acquisition with a private entity. There can be no assurance, however, that the Company will be able to acquire any business or business opportunity or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

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

     CUMULATIVE VOTING AND PRE-EMPTIVE RIGHTS. There are no pre-emptive rights in connection with the Company's Common Stock. Therefore, current shareholders of the Company will be in all likelihood significantly diluted in their percentage ownership of the Company in the event the Company issues shares of stock in connection with an acquisition of a business or business opportunity. Cumulative voting in the election of directors is not allowed. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

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

Item 2.   Description of Property.

     The Company currently maintains its offices in the home of its Chairman located at 68 Skyview Terrace, Clifton, New Jersey 07013 pursuant to an oral agreement on a rent-free, month-to-month basis. It is contemplated that at such future time as an acquisition or merger transaction may be completed, the Company will secure commercial office space from which it will conduct its business. Until such an acquisition or merger, the Company lacks any basis for determining the kinds of office space or other facilities necessary for its future business. The Company has no current plans to secure such commercial office space. It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and the Company's principal offices may be transferred to such existing facilities.

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

Market Information

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

                                             Bid Prices

Period                                   High           Low

Year ended December 31, 2002:

     Jan. 1, 2002 to March 31, 2002     $0.36          $0.03
     April l, 2002 to June 30, 2002     $0.36          $0.16
     July 1, 2002 to Sept. 30, 2002     $0.29          $0.08
     Oct. 1, 2002 to Dec. 31, 2002      $0.19          $0.04

Year ended December 31, 2003:

     Jan. 1, 2003 to March 31, 2003     $0.05          $0.01
     April l, 2003 to June 30, 2003     $0.061         $0.008
     July 1, 2003 to Sept. 30, 2003     $0.165         $0.016
     Oct. 1, 2003 to Dec. 31, 2003      $0.195         $0.051

Holders

     As of March 26, 2004, there were approximately 230 record holders of the Company's Common Stock.

Dividends

     The Company has never declared any cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

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

Results of Operations

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

     The Company reported no revenue from operations for the years
ended December 31, 2003 and December 31, 2002.   The Company recognized
approximately $359,000 in general and administrative expenses for the year ended December 31, 2003 compared to approximately $570,000 for the year ended

December 31, 2002.   For the year ended December 31, 2003
the Company had a net loss of approximately $359,000 compared to a net loss of approximately $570,000 for the year ended December 31, 2002.

Liquidity and Capital Resources

     On December 31, 2003, the Company had a working capital deficit of approximately $(216,000) and stockholders' deficit of approximately $(216,000). At December 31, 2003, the Company had approximately $1,000 in cash, total assets of approximately $1,000 and total liabilities of approximately $217,000.

     During the quarter ended March 31, 2002, the Company obtained loans from certain private parties in the aggregate amount of $85,000. All of such loans bear interest at 6.75% and mature in six months after issuance. As of December 31, 2003, the Company is in default of these loans. A 5% late fee totaling $4,250 has been accrued as a result of the default. In July 2002, the Company obtained another loan in the amount of $25,000 from a certain private party. The loan bears interest at 6.75% and matures in six months after issuance. As of December 31, 2003, the Company is in default of this loan. During the quarter ended March 31, 2002, the Company loaned $35,000 to ScreenPhone.net, Inc. ("ScreenPhone") in connection with a transaction contemplated by a letter of intent entered into with ScreenPhone. As a result of the decision to not proceed with the proposed business combination, the Company as of March 31, 2002 had deemed the note due from ScreenPhone as uncollectible and had written the entire $35,000 off as of March 31, 2002. During the quarter ended June 30, 2002, the Company collected $10,000 of the previously written off amount.

     As a result of the Company's recurring losses from operations and net capital deficiency, the Company's independent auditor's report, dated March 4, 2004, for the year ended December 31, 2003, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern. With the sale of the Massachusetts Operations in June 1999, the Company's only operating division, the Company has no current operations. Since then, the Company has been focusing on other business opportunities in its attempt to locate and consummate a merger or acquisition with a private entity. There can be no assurance, however, that the Company will be able to acquire any business or business opportunity or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.


Item 7.   Financial Statements.

     See the Financial Statements annexed to this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


Item 8A.  Controls and Procedures.

           The Company's Chief Executive Officer and Principal Financial Officer has reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officer believes that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

                         Present Position      Has Served as
Name           Age       and Offices           Director Since

Donald R. McKelvey   58  Chairman of the Board,   1995
                         President, Treasurer
                         and Director

Robert W. McKelvey   46  Secretary and Director   1999

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during or with respect to the year ended December 31, 2003, except that Donald R. McKelvey filed one report late relating to one transaction.

Code of Ethics

     The Company's Board of Directors has been considering adoption of a Code of Ethics to be applicable to its Chief Executive Officer and senior financial executives. The Code of Ethics will be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws. The Board anticipates it will adopt the Code of Ethics during the current fiscal year. Following adoption, a copy of the Code of Ethics will be provided to any person without charge upon written request to the Secretary of the Company at its executive offices, 68 Skyview Terrace, Clifton, New Jersey 07013.

Item 10.  Executive Compensation.

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2003, 2002 and 2001, of those persons who were, at December 31, 2003 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):


Summary Compensation Table

                         Annual
                         Compensation

Name and Principal       Fiscal
Position                 Year      Salary    Bonus


Donald R. McKelvey       2003      $0        $0
 Chairman of the Board   2002      $0        $0
  And President          2001      $0        $0


                    Long-Term
                    Compensation

                                   Restricted
Name and Principal       Fiscal    Stock        All Other
Position                 Year      Value(1)     Compensation


Donald R. McKelvey       2003      $131,000  $      0
 Chairman of the Board   2002      $      0  $ 35,000(2)
  and President          2001      $120,000  $      0



(1) In November 2001 and December 2001, the Company issued 1,000,000 and 1,000,000 shares, respectively, to Donalson Capital Corporation ("Donalson") which shares were valued at $120,000 in the aggregate and were issued in full payment of the entire balance due to Donalson for the year ended December 31, 2001. In January 2003 and August 2003, the Company issued 3,000,000 and 1,000,000 shares, respectively, to Donalson which shares were valued at $131,000 in the aggregate in payment of certain consulting fees for a portion of 2002 and 2003. Mr. McKelvey is the sole officer, director and stockholder of Donalson. Dollar values of awards are based on the average of the bid and asked prices of the Company's Common Stock on the dates of grant.

(2) Consists of cash payments made in 2002 to Donalson for consulting fees of $35,000.

Compensation of Directors

     Since inception, no director has received any cash compensation for his services as such. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.

     The following table sets forth, as of March 26, 2004, (i) the number of shares of Common Stock owned of record or beneficially, or both, by each person who owned of record, or is known by the Company to have beneficially owned, individually, or with his associates, more than 5% of such shares then outstanding; (ii)the number of shares owned beneficially by each Director of the Company and each executive officer of the Company; and (iii) the number of shares owned beneficially by all Directors and executive officers as a group.
Except as otherwise indicated below, each of the persons listed below has sole voting and investment power with respect to his or her shares.

                                          Amount and Nature of    Percent
Title of Class  Name of Beneficial Owner  Beneficial Ownership    of Class



Common Stock   Donald R. McKelvey       12,552,125(1)       50.3%
Common Stock   Robert W. McKelvey             -   (2)        -

Common Stock   All Executive Officers
          and Directors as a Group      12,552,125          50.3%
_________________________

(1) Includes 5,012,500 shares held by Donald R. McKelvey and
7,539,625 shares held by Donalson Capital Corporation ("Donalson").
Mr. McKelvey is the sole shareholder of Donalson and, by virtue of such ownership, Mr. McKelvey may be deemed the beneficial owner of the shares held by Donalson. The address for Mr. McKelvey is 68 Skyview Terrace, Clifton, New Jersey.

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

     In November 2001 and December 2001, the Company issued
1,000,000 and 1,000,000 shares, respectively, to Donalson which shares were valued at $120,000 in the aggregate and were issued in full payment of the entire balance due to Donalson for the year ended
December 31, 2001.   During 2002, Donalson was paid $35,000 in cash,
leaving a balance of $85,000 due under the consulting agreement as of December 31, 2002. In January 2003, the Company issued 3,000,000 shares to Donalson which shares were valued at $105,000 for the payment of the $85,000 owed under the consulting agreement for 2002 and $20,000 for the first two months of 2003. In August 2003, the Company issued 1,000,000 shares to Donalson valued $26,000 to reduce the amount owed under said consulting agreement by $26,000, leaving a balance due of $74,000 due to Donalson as of December 31, 2003. In January 2004, the Company issued 1,000,000 shares to Donalson valued at $18,000 which shares were issued in partial payment of amounts still due as of December 31, 2003 under the consulting agreement.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     3.1  Certificate of Incorporation (Delaware)(1)
     3.2  Certificate of Amendment (Delaware) (filed October 19,
          1994)(1)
     3.3  Certificate of Amendment (Delaware) (filed December 19,
          1997)(1)
     3.4  Certificate of Amendment (Delaware) (filed January 8,
          2003)
     3.5  Certificate of Merger (Delaware)(1)
     3.6  Articles of Merger (Nevada)(1)
     3.7  By-Laws(1)
     4.1  Specimen Certificate for shares of Common Stock(1)
     4.2  Agreement and Plan of Merger(1)
     10.1 Consulting Agreement with Donalson Capital
          Corporation(1)
     10.2 Acquisition and Stock Transfer Agreement by and among the Company, Robert Powell, Sr. and Total Technology,
          Inc.(1)
     10.3 Extension Agreement with Donalson Capital Corporation(2)
     31.1 Certification of Chief Executive Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002 (Rules
          13a-14 and 15d-14 of the Exchange Act)
     31.2 Certification of Principal Financial Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002 (Rules
          13a-14 and 15d-14 of the Exchange Act)
     32.2  Certification pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
___________________________
          (1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on January 13, 2000, and incorporated by reference herein.
          (2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

     (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.


Item 14.  Principal Accountant Fees and Services.

     The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2003 and 2002:

                                        Fiscal 2003    Fiscal 2002
         Fee Category                        Fees           Fees

         Audit Fees                          $6,475    $7,075
         Audit Related Fees                  $0        $0
         Tax Fees                            $0        $0
         All Other Fees                      $0        $0

         Total Fees                          $6,475    $7,075

     Audit Fees.  Consists of fees billed for professional  services
rendered for the audit  of  our   financial   statements  and  review
of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

     Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

     All Other Fees. Consists of fees for product and services other than the services reported above.

     Pre-Approval Policies and Procedures

     Prior to engaging its accountants to perform a particular service, the Company's Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

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


                                  Dated:    April 6, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                  Title                        Date



/s/ Donald R. McKelvey   Chairman of the Board,        4/6/04
Donald R. McKelvey       President, Treasurer
                         and Director
                         (Principal Executive Officer
                         and Principal Accounting
                         and Financial Officer)

/s/ Robert W. McKelvey   Secretary and Director        4/6/04
Robert W. McKelvey

                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors
 Telco-Technology, Inc.
   Clifton, New Jersey

We have audited the accompanying balance sheet of Telco-Technology, Inc. as of December 31, 2003, and the related statements of expenses, stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of Telco's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telco as of December 31, 2003 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Telco will continue as a going concern. As discussed in Note 2 to the financial statements, Telco has suffered recurring losses from operations and has a net working capital deficiency, which raises substantial doubt about Telco's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas


March 4, 2004


                             Telco-Technology, Inc.
                                 Balance Sheet
                               December 31, 2003


   ASSETS

Cash                                                           $     1,418
                                                               ===========


 LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                             $    12,329
 Accrued expenses                                                  17,836
 Due to related party                                              74,000
Notes payable                                                     113,253
                                                               -----------
    Total Current Liabilities                                     217,418
                                                               -----------
Commitment

    STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 20,000,000 shares
  authorized, none issued or outstanding
Common stock, $.001 par, 200,000,000 shares
  authorized, 22,954,944 shares issued and
  outstanding                                                      22,955
Paid-in capital                                                 3,772,386
Retained deficit                                               (4,011,341)
                                                               -----------
    Total Stockholders' Deficit                                (  216,000)
                                                               -----------
    Total Liabilities & Stockholders' Deficit                 $     1,418
                                                               ===========


See accompanying summary of accounting policies and notes to financial statements.



                      Telco-Technology, Inc.
                      Statements Of Expenses
              Years Ended December 31, 2003 and 2002





                                                       2003        2002
                                                    ---------   ---------

General & administrative                            $ 358,965    $ 569,986
                                                    ---------    ---------
Net loss                                            $(358,965)   $(569,986)
                                                    =========    =========

Basic and diluted net loss per common share             $(.02)       $(.05)

Weighted average common shares outstanding         19,337,444   12,281,402



See accompanying summary of accounting policies and notes to financial statements.


                       Telco-Technology, Inc.
                Statements Of Stockholders' Deficit
               Years Ended December 31, 2002 and 2003



                                                                        Retained
                                          Shares          Amount         Deficit               Totals
                                        ----------     ----------      -----------           --------

Balances, December 31, 2001             11,469,944     $3,050,161      $(3,082,390)          $(32,229)

Shares issued for services               1,525,000        362,850                -            362,850

Shares issued for accounts
 payable                                     5,000            533                -                533

Contributions to capital                                    3,810                -              3,810

Net loss                                        -              -        (  569,986)          (569,986)
                                        ----------     ----------       -----------         ---------
Balances, December 31, 2002             12,999,944      3,417,354       (3,652,376)          (235,022)

Shares issued for services               5,670,000        212,995                -            212,995

Shares issued for accounts
 payable                                 4,285,000        164,992                -            164,992

Net loss                                        -              -        (  358,965)          (358,965)
                                        ----------     ----------       -----------         ---------
Balances, December 31, 2003             22,954,944      3,795,341      $(4,011,341)         $(216,000)
                                        ==========                      ===========         =========
Less: par value                                          (22,955)
                                                      ----------
Paid-in capital                                       $3,772,386
                                                      ==========



See accompanying summary of accounting policies and notes to financial statements.


                       Telco-Technology, Inc.
                      Statements of Cash Flows
               Years Ended December 31, 2003 and 2002


                                                          2003                2002
                                                       ---------           ---------
CASH FLOWS FROM OPERATIONS
Net loss                                               $(358,965)          $(569,986)
Adjustments to reconcile net loss to
cash used in operating activities:
   Stock issued for services                             212,995             362,850
   Bad debt provision                                          -              25,000
 Changes in:
  Accounts payable                                         9,213               8,488
  Accrued expenses                                         7,876               9,960
  Due to a related party                                 120,000              85,000
                                                       ---------           ---------
  NET CASH USED IN OPERATING ACTIVITIES                 (  8,881)           ( 78,688)
                                                       ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Loans                                                        -             ( 35,000)
 Repayments of loans                                          -               10,000
                                                       ---------           ---------
  NET CASH USED IN INVESTING ACTIVITIES                        -            ( 25,000)
                                                       ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                    -             110,000
Sales of common stock                                          -               3,810
                                                       ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      -             113,810
                                                       ---------           ---------
NET CHANGE IN CASH                                      (  8,881)             10,122

CASH BEGINNING                                            10,299                 177
                                                       ---------           ---------
CASH ENDING                                            $   1,418           $  10,299
                                                       =========           =========

Non-Cash Disclosures:
 Stock issued to settle accounts payable               $ 164,992           $     533



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

Recently adopted accounting pronouncements. Telco does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Telco's results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Telco has incurred recurring net losses of $358,965 and $569,986 for the years ended December 31, 2003 and December 31, 2002, respectively. Telco also has a net working capital deficit of $216,000 as of December 31, 2003. These conditions create an uncertainty as to Telco's ability to continue as a going concern. Management is seeking merger opportunities. The financial statements do not include any adjustments that might be necessary if Telco is unable to continue as a going concern.

NOTE 3 - NOTE RECEIVABLE & BAD DEBT PROVISION

In March 2002, Telco loaned $35,000 to Screenphone.net, Inc. in connection with a possible merger of the two companies. Merger negotiations have since ceased. Telco deemed the note uncollectible and wrote off the entire $35,000 in 2002. In June 2002, Telco collected $10,000 of the previously written off amount.


NOTE 4 - DUE A TO RELATED PARTY

Effective January 2002, Telco entered into a month-to-month consulting agreement with Donalson Capital Corporation ("Donalson"), a company owned by the majority shareholder of Telco, which provides for a $10,000 per month fee to be paid to Donalson for consulting services. Donalson was paid $35,000 in cash in 2002, and in 2003 was issued 4,000,000 shares of Telco stock valued at $131,000, leaving a balance of $74,000 due to Donalson as of December 31, 2003.


NOTE 5 - NOTES PAYABLE

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

The consent order required that Telco issue notes payable to the two investors that accepted the rescission offer. Notes were issued for the difference between the original purchase price and the proceeds from the sale of their shares. The face value of the notes payable total $3,253, matured on February 15, 2004, and bear interest of 10 percent. As of March 4, 2004, the notes are in default.

In March 2002, Telco issued promissory notes in the amount of $85,000. The notes carried 6.75 percent interest and matured six months after the date of issuance. As of December 31, 2003, Telco defaulted on these notes. A 5 percent late fee totaling $4,250 has been accrued as a result of the default.

In July 2002, Telco issued a promissory note in the amount of $25,000. The note carried 6.75 percent interest and matured six months after the date of issuance. As of December 31, 2003, Telco defaulted on this note.

NOTE 6 - COMMON STOCK

In the year ending December 31, 2002, Telco issued 1,525,000 shares of Telco common stock for services valued at $362,850.

In the year ending December 31, 2002, Telco issued 5,000 shares of Telco common stock to settle accounts payable of $533.

In the year ending December 31, 2002, the majority shareholder contributed $3,810.

In the year ending December 31, 2003, Telco issued 5,670,000 shares of Telco common stock for services valued at $212,995.

In the year ending December 31, 2003, Telco issued 4,000,000 shares of Telco common stock to Donalson to settle accounts payable of $131,000.

In the year ending December 31, 2003, Telco issued 285,000 shares of Telco common stock to settle accounts payable of $33,992.

NOTE 7 - INCOME TAXES

          Deferred tax assets                 $ 349,000
          Less: valuation allowance            (349,000)
                                              ---------
          Net deferred taxes                  $       0
                                              =========

Telco has a net operating loss carryforward of approximately $1,100,000 as of December 31, 2003, which will expire in the years 2010 through 2023.


NOTE 8 - CONSULTANT STOCK COMPENSATION PLAN

Effective December 1, 2000, Telco adopted a Consultant Stock Compensation Plan (the "Plan") whereby the Board of Directors may issue up to 2,500,000 shares of Telco common stock to outside consultants or advisors of Telco. Grants are made at the Board of Directors' discretion, and are compensation for services. The plan issuances are administered by the Board of Directors of Telco, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

Effective April 1, 2003, Telco adopted a Consultant Stock Compensation Plan whereby the Board of Directors may issue up to 6,000,000 shares of Telco common stock to outside consultants or advisors of Telco. Grants are made at the Board of Directors' discretion, and are compensation for services. The plan issuances are administered by the Board of Directors of Telco, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. On December 1, 2003, the Board of Directors approved an amendment to the Plan to increase the aggregate number of shares of Common Stock issuable under the Plan from 6,000,000 to 12,000,000.


NOTE 9 - COMMITMENT

Telco maintains its offices in the home of the president on an oral month to month rent free basis.


NOTE 10 - SUBSEQUENT EVENT

In January 2004, Telco issued 1,000,000 shares of common stock to Donalson valued at $18,000 for payment of the $74,000 owed for the consulting agreement. In January 2004, Telco issued 1,000,000 shares of common stock valued at $18,000 for consulting services.