Form 10QSB
period 2004-03-31
TELCO TECHNOLOGY INC
filed 2004-05-14
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2004

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

                       68 Skyview Terrace
                   Clifton, New Jersey 07013
            (Address of Principal Executive Offices)

                         (973) 523-0835
        (Issuer's Telephone Number, Including Area Code)


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

         Common, $.001 par value per share: 24,954,944
                outstanding as of March 31, 2004

                PART I - FINANCIAL INFORMATION

                     TELCO-TECHNOLOGY, INC.


                 Index to Financial Information
                  Period Ended March 31, 2004



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

                     Telco-Technology, Inc.
                          Balance Sheet
                         March 31, 2004
                           (unaudited)



   ASSETS

Cash                                               $      1,351
                                                       ========


   LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                 $      17,947
 Accrued expenses                                        19,810
 Notes payable                                           93,253
 Notes payable to related parties                        20,000
                                                  -------------
    Total Current Liabilities                           151,010
                                                  -------------

    STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 20,000,000 shares
  authorized, none issued or outstanding
Common stock, $.001 par, 200,000,000 shares
  authorized, 24,954,944 shares issued and
  outstanding                                            24,955
Paid-in capital                                       4,130,386
Retained deficit                                     (4,305,000)
                                                  -------------
    Total Stockholders' Deficit                       ( 149,659)
                                                  -------------
    Total Liabilities & Stockholders' Deficit      $      1,351
                                                       ========

                     Telco-Technology, Inc.
                     Statements Of Expenses
           Three Months Ended March 31, 2004 and 2003
                           (unaudited)





                                            2004                   2003
                                        -------------           ------------

General & administrative                 $  293,659             $   82,700
                                         -------------          ------------
Net loss                                 $ (293,659)            $  (82,700)
                                           =========              =========

Basic and diluted net loss
per common share                            $(.01)              $     (.01)

Weighted average common
  shares outstanding                     24,621,611             16,190,777

                     Telco-Technology, Inc.
                    Statements of Cash Flows
           Three Months Ended March 31, 2004 and 2003
                           (unaudited)


                                                2004              2003
                                            -----------        -----------

CASH FLOWS FROM OPERATIONS
 Net loss                                   $ (293,659)       $(82,700)
 Adjustments to reconcile net loss to
  cash used in operating activities:
   Stock issued for services                   286,000         145,995
 Changes in:
  Accounts payable                               5,618           4,840
  Accrued expenses                               1,974           1,938
                                           -----------        ----------
  NET CASH USED IN OPERATING ACTIVITIES           ( 67)         70,073
                                           -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from shareholder loans                20,000              -
 Proceeds from notes payable                   (20,000)         75,000
                                            ----------         ---------
  NET CASH USED BY FINANCING ACTIVITIES             -          (75,000)

  NET CHANGE IN CASH                              ( 67)        ( 4,927)
                                            ----------         ---------
  CASH BEGINNING                                1,418           10,299
                                            ----------         ---------
  CASH ENDING                               $   1,351          $ 5,372
                                              =======           ======

                     Telco-Technology, Inc.
                  Notes To Financial Statements
                           (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Telco-Technology, Inc., a Delaware corporation ("Telco"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Telco's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2003, as reported in Form 10-KSB, have been omitted.


NOTE 2 - COMMON STOCK

In January 2004, Telco issued 1,000,000 shares of common stock to Donalson Corporation valued at $180,000 for payment of the $74,000 owed for the consulting agreement as of December 31, 2003 and $106,000 for additional consulting services.

In January 2004, Telco issued 1,000,000 shares of common stock valued at $180,000 for consulting services.


NOTE 3 - LOANS FROM SHAREHOLDERS

On March 2, 2004, Donald McKelvey loaned $20,000 to Telco for payment of outstanding notes. The note is due on demand, bears
8% interest and has no collateral.

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.

     The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

Forward-Looking Statements

      This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business" of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The Company does not intend to update these forward-looking statements.

Overview

      Telco-Technology, Inc. (the "Company") was organized under the laws of the State of Nevada on November 23, 1993 under the name Haycock Morrison Inc. ("Haycock"). In January 1995, Haycock entered into an acquisition agreement with Telco Technology, Inc., a Delaware corporation ("Telco"). After giving effect to the above transaction, the Company ceased all activities as Haycock and changed its name to Telco-Technology, Inc. The Company continued the business operations then conducted by Telco of providing long distance telephone services and computer networks for voice and data transmissions which operations were primarily conducted in the State of Massachusetts (the "Massachusetts Operations"). In 1998, the Company was reorganized as a Delaware corporation. The Company continued such operations until June 1999.

      In June 1999, the Company sold the Massachusetts Operations to a company affiliated with a former officer and director of the Company. As a result of the foregoing, the Company has no current business operations and since then has been seeking another business opportunity.

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

      The Company reported no revenue from operations for the three months ended March 31, 2004 and March 31, 2003. The
Company recognized approximately $294,000 in general and administrative expenses for the three months ended March 31, 2004 compared to approximately $83,000 for the three months ended March 31, 2003. Such increase was primarily due to the recognition of expenses which occurred during the first quarter of 2004 resulting from the dollar value attributed to the issuance of shares for consulting services. For the three months ended March 31, 2004, the Company had a net loss of approximately $294,000 compared to a net loss of approximately $83,000 for the three months ended March 31, 2003.

Liquidity and Capital Resources

     On March 31, 2004, the Company had a working capital deficit of approximately $(150,000) and stockholders' deficit of approximately $(150,000). At March 31, 2004, the Company had approximately $1,000 in cash, total assets of approximately $1,000 and total liabilities of approximately $151,000.

     During 2002, the Company obtained loans from certain private parties in the aggregate amount of $110,000. All of such loans bear interest at 6.75% and mature in six months after issuance. As of the date hereof, the Company is in default of these loans. In March 2004, Donald R. McKelvey loaned $20,000 to the Company which proceeds were used to repay a portion of the outstanding loans. The loan from Mr. McKelvey is due on demand and bears interest at 8% per annum.

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

                   PART II - OTHER INFORMATION


Item 1.        Legal Proceedings.

               None.


Item 2.        Changes in Securities.

          In January 2004, the Company issued 1,000,000 shares to Donalson Capital Corporation ("Donalson"), a company owned by Donald R. McKelvey, which shares were valued at $180,000 for the payment of the $74,000 owed under a consulting agreement with Donalson for 2003 and $106,000 for additional consulting services. All of such shares were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".


Item 3.        Defaults Upon Senior Securities.

          During 2002, the Company obtained loans from certain private parties in the aggregate amount of $110,000. All of such loans bear interest at 6.75% and mature in six months after issuance. As of the date hereof, the Company is in default of these loans. In March 2004, Donald R. McKelvey loaned $20,000 to the Company which proceeds were used to repay a portion of the outstanding loans.


Item  4.       Submission  of Matters to a  Vote  of  Security-
               Holders.

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

              (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 2004.

          None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TELCO-TECHNOLOGY, INC.
                                   (Registrant)



Dated:    May 13, 2004             By:/s/ Donald R. McKelvey
                                   Donald R. McKelvey,
                                   Chairman of the Board and
                                   President



Dated:    May 13, 2004             By:/s/ Donald R. McKelvey
                                   Donald R. McKelvey,
                                   Principal Financial Officer