Form 10QSB
period 2004-06-30
TELCO TECHNOLOGY INC
filed 2004-08-19
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 2004

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

         Common, $.001 par value per share: 28,974,944
                outstanding as of June 30, 2004




                PART I - FINANCIAL INFORMATION

                     TELCO-TECHNOLOGY, INC.


                 Index to Financial Information
                   Period Ended June 30, 2004


Item
                                        Page

Item 1 -  Financial Statements:

Balance Sheet                             3

Statements of Expenses                    4

Statements of Cash Flows                  5

Notes to Financial Statements             6

Item 2 -  Management's Discussion and
          Analysis or Plan of Operation   7

Item 3 -  Controls and Procedures         8



                     Telco-Technology, Inc.
                          Balance Sheet
                          June 30, 2004
                           (unaudited)



   ASSETS

Cash                                                $     1,226
                                                    -----------
    Total Assets                                    $     1,226
                                                    ===========


   LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                   $    20,091
 Accrued expenses                                        21,849
 Notes payable                                           93,253
 Notes payable to shareholder                            25,000
                                                    -----------
    Total Current Liabilities                           160,193
                                                    -----------


    STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 20,000,000 shares
  authorized, none issued or outstanding
Common stock, $.001 par, 200,000,000 shares
  authorized, 28,974,944 shares issued and
  outstanding                                            28,975
Paid-in capital                                       4,398,266
Retained deficit                                     (4,586,208)
                                                    -----------
    Total Stockholders' Deficit                        (158,967)
                                                    -----------
    Total Liabilities & Stockholders' Deficit       $     1,226
                                                    ===========




                     Telco-Technology, Inc.
                     Statements Of Expenses
     Three Months & Six Months Ended June 30, 2004 and 2003
                           (unaudited)


                                  Three Months            Six Months
                                 Ended June 30,          Ended June 30,
                                2004       2003         2004       2003
                             ---------   ---------   ---------   ---------



General & administrative$      279,169   $   55,950  $ 572,828   $ 136,716
Bad debt recovery
Interest expense                 2,039        1,956      2,039       3,890
                             ---------    ---------   ---------  ---------
Net loss                     $(281,208)    $(57,906) $(574,867)  $(140,606)
                             =========    =========  =========   =========

Basic and diluted net
  loss per common share          $(.01)       $(.00)     $(.02)      $(.01)

Weighted average common
  shares outstanding        27,308,277   16,969,944  25,964,944  16,580,361







                     Telco-Technology, Inc.
                    Statements Of Cash Flows
             Six Months Ended June 30, 2004 and 2003
                           (unaudited)




                                               2004        2003
                                            ---------    ---------

CASH FLOWS FROM OPERATIONS
 Net loss                                   $(574,867)  $(140,606)
 Adjustments to reconcile net loss to
  cash used in operating activities:
   Stock issued for services                  557,900      85,995
 Changes in:
  Accrued expenses                              4,012      43,897
  Accounts payable                              7,763       4,490
                                            ---------   ---------
      NET CASH USED IN OPERATING ACTIVITIES    (5,192)     (6,224)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable to shareholder    25,000          -
 Payments on notes payable                    (20,000)         -
                                            ---------   ---------
      NET CASH PROVIDED
      BY FINANCING ACTIVITIES                   5,000          -
                                            ---------   ---------
NET CHANGE IN CASH                               (192)     (6,224)

CASH BEGINNING                                  1,418      10,299
                                            ---------   ---------
CASH ENDING                                 $   1,226   $   4,075
                                            =========   =========

Non-Cash Disclosures:
 Stock issued for accrued expenses and
  accounts payable                         $  74,000 $  85,000









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

In April 2004, Telco issued 2,020,000 shares of common stock valued at $151,900 for services.

In May 2004, Telco issued 2,000,000 shares of common stock valued at $120,000 for services.


NOTE 3 - LOANS FROM SHAREHOLDERS

In March 2004, Donald McKelvey loaned $20,000 to Telco for payment of outstanding notes. The note is due on demand, bears
8% interest and has no collateral.

In June 2004, Donald McKelvey loaned $5,000 to Telco for operations. The note is due on demand, bears 8% interest and has no collateral.








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

     Management anticipates that it may be able to participate in only one potential business venture, due primarily to the
Company's limited financing. In September 2003, the Company signed a letter of intent to merge with a Hong Kong-based media company with operations in Beijing, China. In June 2004, the Company terminated the proposed transaction as contemplated by the letter of intent. As a result, the Company will continue its search to locate and consummate a merger or acquisition with another entity. There can be no assurance that the Company will be able to complete any transaction to acquire any business or business opportunity, or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.

      The Company reported no revenue from operations for the three and six months ended June 30, 2004 and June 30, 2003. The Company recognized approximately $279,000 and $573,000, respectively, in general and administrative expenses for the three and six months ended June 30, 2004 compared to approximately $56,000 and $137,000 for the three and six months ended June 30, 2003. Such increase was primarily due to the recognition of expenses which occurred during the six months ended June 30, 2004 resulting from the dollar value attributed to the issuance of shares for services. For the three and six months ended June 30, 2004, the Company had a net loss of approximately $281,000 and $575,000, respectively, compared to a net loss of approximately $58,000 and $141,000, respectively, for the three and six months ended June 30, 2003.

Liquidity and Capital Resources

      On June 30, 2004, the Company had a working capital deficit of approximately $(159,000) and stockholders' deficit of approximately $(159,000). At June 30, 2004, the Company had approximately $1,000 in cash, total assets of approximately $1,000 and total liabilities of approximately $160,000.

     During 2002, the Company obtained loans from certain private parties in the aggregate amount of $110,000. All of such loans bear interest at 6.75% and mature in six months after issuance. In March 2004, Donald R. McKelvey loaned $20,000 to the Company which proceeds were used to repay a portion of the outstanding loans. As of the date hereof, the Company is in default of the balance of these loans. In addition, in June 2004, Mr. McKelvey loaned $5,000 to the Company for operations. The loans from Mr. McKelvey are due on demand and bear interest at 8% per annum.

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

                   PART II - OTHER INFORMATION


Item 1.        Legal Proceedings.

          None.


Item 2.        Changes in Securities.

          In April 2004, the Company issued 1,000,000 shares to Donalson Capital Corporation, a company owned by Donald
          R. McKelvey, for consulting services which shares were valued at $75,000. In May 2004, the Company issued 1,000,000 shares to Donald R. McKelvey for consulting services, which shares were valued at $60,000. All of such shares were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".


Item 3.        Defaults Upon Senior Securities.

          During 2002, the Company obtained loans from certain private parties in the aggregate amount of $110,000. All of such loans bear interest at 6.75% and mature in six months after issuance. In March 2004, Donald R. McKelvey loaned $20,000 to the Company which proceeds were used to repay a portion of the outstanding loans. As of the date hereof, the Company is in default of the balance of these loans.


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

        (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2004.

          Form  8-K  (date of report: June 10,  2004);
          Items reported - Item 5 (termination of transaction contemplated by letter of intent); no financial statements filed.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TELCO-TECHNOLOGY, INC.
                                   (Registrant)



Dated: August 18, 2004         By: /s/ Donald R. McKelvey
                                   Donald R. McKelvey,
                                   Chairman of the Board and
                                   President



Dated: August 18, 2004         By: /s/ Donald R. McKelvey
                                   Donald R. McKelvey,
                                   Principal Financial Officer