Form 10QSB
period 2004-09-30
TELCO TECHNOLOGY INC
filed 2004-10-20
CIK 1102414

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended SEPTEMBER 30, 2004

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

         Common, $.001 par value per share: 28,974,944
              outstanding as of September 30, 2004



                PART I - FINANCIAL INFORMATION

                     TELCO-TECHNOLOGY, INC.


                 Index to Financial Information
                Period Ended September 30, 2004



Item
                                             Page

Item 1 -  Financial Statements:

Balance Sheet                                3

Statements of Expenses                       4

Statements of Cash Flows                     5

Notes to Financial Statements                6

Item 2 -  Management's Discussion and
          Analysis or Plan of Operation      8

Item 3 -  Controls and Procedures            9



                      Telco-Technology, Inc
                          BALANCE SHEET
                       September 30, 2004
                           (unaudited)




     ASSETS

 Cash                                                       $         26
                                                            ------------
      Total Assets                                          $         26
                                                            ============

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                           $     19,714
 Accrued expenses                                                 23,945
 Notes payable                                                    73,253
 Notes payable to shareholders                                    45,000
                                                            ------------
     Total Current Liabilities                                   161,912
                                                            ------------
      STOCKHOLDERS' DEFICIT

 Preferred stock, $.001 par, 20,000,000 shares
   authorized, none issued and outstanding                            -
 Common stock, $.001 par, 200,000,000 shares
   authorized, 28,974,944 shares issued and outstanding          28,975
 Paid in capital                                              4,398,266
 Retained deficit                                            (4,589,127)
                                                            ------------
         Total Stockholders' Deficit                          (161,8866)
                                                            ------------
      Total Liabilities & Stockholders' Deficit             $        26
                                                            ============







                     Telco-Technology, Inc.
                     STATEMENTS OF EXPENSES
  Three Months & Nine Months Ended September 30, 2004 and 2003
                           (unaudited)



                             Three Months            Nine Months
                          Ended September 30,    Ended September 30,
                           2004         2003       2004       2003
                     -----------   -----------  ---------  ----------


General & Administrative   $ 823     $ 148,309  $ 573,651  $  285,025
Interest expense           2,096         1,999      4,135       5,889
                     -----------   -----------   --------  ----------

NET INCOME (LOSS)     $   (2,919)  $  (150,308) $(577,786) $ (290,914)
                     ===========   ===========   ========= ===========


Basic and diluted income
 (loss) per share          $(.00)       $(.01)      $(.02)      ($.02)

Weighted average common
 shares outstanding   28,974,944   19,117,444  26,968,277  17,426,055





                     Telco-Technology, Inc.
                    STATEMENTS OF CASH FLOWS
          Nine Months Ended September 30, 2004 and 2003
                            (unaudited)





                                            2004           2003
                                         --------       --------
CASH FLOWS FROM OPERATIONS
 Net loss                               $(577,786)   $ (290,914)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
    Stock issued for services             557,900        180,995
   Changes in:
   Accrued expenses                         6,109         95,896
   Accounts payable                         7,385          6,852
                                         --------       --------
 NET CASH USED IN OPERATING ACTIVITIES     (6,392)        (7,171)
                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable
 to shareholder                            45,000              -
 Payments on notes payable                (40,000)             -
                                         --------       --------
 NET CASH PROVIDED BY
 FINANCING ACTIVITIES                       5,000              -
                                         --------       --------
NET CHANGE IN CASH                         (1,392)        (7,171)
CASH BEGINNING                              1,418         10,299
                                         --------       --------
CASH ENDING                              $     26       $  3,128
                                         ========       ========

Non-Cash Disclosures:
 Stock issued for accrued expenses and
   accounts payable                      $      -       $147,695



                     Telco-Technology, Inc.
                  NOTES TO FINANCIAL STATEMENTS
                           (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Telco-Technology, Inc., a Delaware corporation ("Telco"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Telco's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods resented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2003, as reported in Form 10-KSB, have been omitted.

NOTE 2 - COMMON STOCK

In January, 2004, Telco issued 1,000,000 shares of common stock to Donalson Corporation valued at $180,000 payment of the $74,000 owed for the consulting agreement as of December 31, 2003 and $106,000 for additional consulting services.

In January 2004, Telco issued 1,000,000 shares of common stock valued at $180,000 for consulting services.

In April 2004, Teleco issued 2,020,000 shares of common stock valued at $151,900 for services.

In May 2004, Telco issued 2,000,000 shares of common stock valued at $120,000 for services

NOTE 3 -  LOANS FROM SHAREHOLDERS

In March 2004, Donald McKelvey loaned $20,000 to Telco for payment of outstanding notes. The note is due on demand, bears
8% interest and has no collateral.

In June 2004, Donald McKelvey loaned $5,000 to Telco for operations. The note is due on demand, bears 8% interest and has no collateral.

In September 2004, Donald McKelvey loaned $20,000 to Telco for payment of outstanding notes. The notes are due on demand, bear
8% interest and have no collateral.

NOTE 4 - AGREEMENTS

On September 24, 2004, Telco entered into an agreement with GreenSpace Capital, L.L.C., and Acutus Capital, L.L.C., to acquire GreenWorks Corporation ("GreenWorks").

Pursuant to the terms of the Agreement, Telco will acquire 100%
of the outstanding capital stock of GreenWorks in exchange for 1,000,000 newly issued shares of Telco's Series A Convertible Preferred Stock and a demand promissory note in the principal amount of $200,000. The Preferred Stock shall vote with the common stock on all matters. Each share of Preferred Stock is convertible into 100
shares of common stock at any time after December 31, 2005.   The
number of votes which may be cast by a holder of shares of Preferred Stock shall be equal to the number of shares of the common stock into which the Preferred Stock could be converted
(an aggregate of 100,000,000 prior to any adjustment).

The closing of the acquisition of GreenWorks by Telco is subject to certain conditions including the completion by GreenWorks, through its wholly-owned subsidiary, Enviro-Sciences (of Delaware), Inc. ("ESI"), of the acquisition of the business and certain assets from Enviro-Sciences, Inc., in exchange for the assumption of certain liabilities of Enviro-Sciences, Inc. ESI will become
Telco's primary operating division.







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

Results of Operations

      The Company reported no revenue from operations for the three and nine months ended September 30, 2004 and September 30, 2003. The Company recognized approximately $1,000 and
$574,000,   respectively,  in  general   and   administrative
expenses for the three and nine months ended September 30, 2004 compared to approximately $148,000 and $285,000, respectively, for the three and nine months ended September 30, 2003. The changes in the amounts attributed to general and administrative expenses were primarily due to the recognition of expenses resulting from the dollar value attributed to the issuance of shares for services. For the three and nine months ended September 30, 2004, the Company had a net loss of approximately $3,000 and $578,000, respectively, compared to a net loss of approximately $150,000 and $291,000, respectively, for the three and nine months ended September 30, 2003.

Liquidity and Capital Resources

      In 1999, Management decided that it would be in the best interests of the Company and its stockholders to seek additional business opportunities and sell its then sole business operations. As a result of the sale of the such operations which occurred in June 1999, the Company has since had no business operations. As such, the Company's principal business purpose at this time is to locate and consummate a merger or acquisition with a private entity.

      On September 24, 2004, the Company entered into an agreement (the "Agreement") with GreenSpace Capital, L.L.C., and Acutus Capital, L.L.C., to acquire GreenWorks Corporation ("GreenWorks"). GreenWorks is a privately held real estate development company which has not engaged in any business to date. Its business model is the acquisition, clean-up and development of environmentally contaminated properties using innovative and environmentally friendly technologies.

      Pursuant to the terms of the Agreement, the Company will acquire 100% of the outstanding capital stock of GreenWorks in exchange for 1,000,000 newly issued shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") and a demand promissory note in the principal amount of $200,000. The Preferred Stock shall vote with the common stock on all matters. Each share of Preferred Stock is convertible into 100 shares of common stock at any time after December 31, 2005. The number of votes which may be cast by a holder of shares of Preferred Stock shall be equal to the number of shares of the common stock into which the Preferred Stock could be converted (an aggregate of 100,000,000 prior to any adjustment).

     The closing of the acquisition of GreenWorks by the Company is subject to certain conditions including the completion by GreenWorks, through its wholly-owned subsidiary, Enviro-Sciences (of Delaware), Inc. ("ESI"), of the acquisition of the business and certain assets from Enviro-Sciences, Inc., a privately held engineering services company, in exchange for the assumption of certain liabilities of Enviro-Sciences, Inc. ESI will become the Company's primary operating division. As a result of the acquisition, ESI will have contracts to provide services to a diverse base of clients, ranging from insurance companies and law firms, to Fortune 500 companies, to utilities, to governments and municipalities. The Company's immediate-term plans are to expand ESI's operations as the Company seeks to negotiate and acquire distressed, environmentally contaminated properties.

      At the closing of the acquisition, Acutus Capital, L.L.C. and Greenspace Capital, L.L.C. will also purchase 14,067,876 shares from Donald McKelvey, the Company's Chairman, and
Donalson Capital Corporation, an entity controlled by Mr. McKelvey. The purchase price for those shares will be $200,000. Acutus and Greenspace will pay the purchase price from the proceeds of the demand note that the Company intends to issue in partial payment for the GreenWorks shares.

      On September 30, 2004, the Company had a working capital deficit of approximately $162,000 and stockholders' deficit of approximately $162,000. At September 30, 2004, the Company had less than $100 in cash, total assets of less than $100 and total liabilities of approximately $162,000.

     During 2002, the Company obtained loans from certain private parties in the aggregate amount of $110,000. All of such loans bear interest at 6.75% and mature in six months after issuance. In March 2004, Donald R. McKelvey loaned $20,000 to the Company, and in September 2004, loaned another $20,000 to the Company, the proceeds of which were used to repay a portion of the outstanding loans. As of the date hereof, the Company is in default of the balance of these loans. In addition, in June 2004, Mr. McKelvey loaned $5,000 to the Company for operations. The loans from Mr. McKelvey are due on demand and bear interest at 8% per annum.

       As a result of the Company's recurring losses from operations and net capital deficiency, the Company's independent auditor's report, dated March 4, 2004, for the year ended December 31, 2003, states that these conditions raise substantial doubt about the Company's ability to continue as a going concern. With the sale of the Company's then sole operations in June 1999, the Company has no current operations. Since then, the Company has been focusing on other business opportunities in its attempt to locate and consummate a merger or acquisition with a private entity. Although the Company has signed an agreement to acquire 100% of the outstanding capital stock of GreenWorks, there can be no assurance, however, that such transaction will be completed or that the Company will be able to acquire any other business or business opportunity or that any business or business opportunity the Company acquires will prove successful or will be able to operate profitably.


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

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          During 2002, the Company obtained loans from certain private parties in the aggregate amount of $110,000. All of such loans bear interest at 6.75% and mature in six months after issuance. In March 2004, Donald R. McKelvey loaned $20,000 to the Company, and in September 2004, loaned another $20,000 to the Company, the proceeds of which were used to repay a portion of the outstanding loans. As of the date hereof, the Company is in default of the balance of these loans.

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

           (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 2004.

          Form 8-K (date of report: September 24, 2004); Items reported - Items 1.01 and 9.01 (entry into agreement to acquire GreenWorks); no financial statements filed.



                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TELCO-TECHNOLOGY, INC.
                                   (Registrant)



Dated: October 18, 2004       By: /s/ Donald R. McKelvey
                                  Donald R. McKelvey,
                                  Chairman of the Board and
                                  President




Dated: October 18, 2004       By: /s/ Donald R. McKelvey
                                  Donald R. McKelvey,
                                  Principal Financial Officer