Form 10KSB
period 2004-12-31
GREENWORKS CORP
filed 2005-03-31
CIK 1102414

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                          _________________________

                                 FORM 10-KSB
                          _________________________


                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                        COMMISSION FILE NO.: 0-28887



                            GREENWORKS CORPORATION
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)


          Delaware                                       22-3328734
  ------------------------------------------------------------------------
  (State of other jurisdiction of                      (IRS Employer
   incorporation or organization)                    Identification No.)


    111 Howard Boulevard, Suite 108, Mount Arlington, New Jersey    07856
    ---------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


                                (973) 398-8183
              ---------------------------------------------------
              (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $2,571,845.
Based on $.12, the closing price of the Registrant's common stock on March 18, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 2005 was $135,470.

The number of outstanding shares of common stock as of March 18, 2005 was:
4,560,275

                         Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section numbered "Item 1" and entitled "Description of Business - Business Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC").

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GreenWorks Corporation ("we," "our," "us," GreenWorks," or the "Company") is a holding company that was, until December 28, 2004, known as Telco-Technology, Inc. We have one operating subsidiary: Enviro-Sciences (of Delaware), Inc. ("Enviro-Sciences"), which subsidiary was formed in October 2004 upon the completion of our acquisition of substantially all of the assets of Enviro-Sciences, Inc., a New Jersey corporation ("ESI-NJ"). Enviro-Sciences is engaged in the business of providing consulting, technical and engineering services to alleviate the environmental problems of its clients. Enviro-Sciences' clients include Fortune 100 and other industrial companies, commercial firms, engineering and construction contractors, law firms, utilities, real estate developers and government entities.

Among the services currently provided by Enviro-Sciences are:

     * Environmental Auditing. Enviro-Sciences' audits typically involve the identification of areas of potential environmental problems that should be addressed in connection with regulatory compliance, property transactions, or business divestitures or acquisitions.
Enviro-Sciences couples the results of its audits with recommendations for a remedial program to resolve the outstanding issues identified in the audit.

     * Site Assessment Services. Enviro-Sciences provides assessment services to delineate and model the location, extent and migration of contaminated media. These services are often provided subsequent to the site audit.

     * Environmental Compliance Services. Among the environmental compliance services provided by Enviro-Sciences are air quality permitting, monitoring and modeling, preparation of compliance plans, stormwater and wastewater permitting, and TSDF audits.

     * Toxicology and Risk Assessment Services. These services are often provided to satisfy regulatory requirements for product advocacy and defense. Enviro-Sciences also offers epidemiological research to provide defensible solutions to chemical exposures or releases.

     * Engineering Services. Enviro-Sciences' engineers have successfully designed, permitted and implemented environmental remediation systems using a wide array of technologies.

In addition to its present environmental engineering services business, Enviro-Sciences has occasionally engaged in brownfields remediation activities as a principal. Our ambition is to expand the brownfields remediation portion of Enviro-Sciences' operations. During 2004 and 2003 no expenses were incurred on Research & development.

BUSINESS STRATEGY

We intend to build an integrated environmental engineering and brownfield development company. We plan to do this in several ways: organically, through the expansion of our core engineering services, acquisitively, through the accretive consolidation of compatible engineering service companies, and through the ongoing acquisition and development of distressed, environmentally contaminated properties. Our ambition is to be viewed as a provider of value-added, environmentally conscious and cost-effective engineering services.

In October 2004, we acquired GreenWorks Engineering Corporation ("GEC"), a Delaware company, as a holding company for our sole operating subsidiary, Enviro-Sciences, which simultaneously acquired substantially all of the assets of ESI-NJ. The executive offices of GreenWorks are located at 111 Howard Boulevard, Suite 108, Mt. Arlington, NJ 07856. Our telephone number is 973-398-8183.

More information on GreenWorks and its business model is available online at www.thegreenworks.com where we will also provide free access to our annual reports on Form 10KSB, quarterly reports on Form 10QSB, current reports on Form 8K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC.

CONTRACT TYPES

Our work is performed under fixed-price contracts and under time-and-materials contracts. In a strict fixed-price contract our price to the customer is not subject to adjustment by reason of changes in costs or other factors that alter our experience under the contract from that which is anticipated when the contract is signed. This type of contract entails the most risk but also offers the greatest potential reward. We try to negotiate modifications to the strictness of the fixed-price. We also try to retain the option to re-negotiate the contract price in the event of changes in the scope of the work we are retained for, new laws or regulations, or other events not within our control which significantly change our obligations under the contract. On the other hand, a fixed-price contract permits us to benefit from cost savings that we can achieve. We will, therefore, at times welcome a fixed-price contract if we are confident that we can perform profitably.

When working under a time-and-materials contract, we are compensated for our professional services, based on our billing rates. We are also reimbursed for any costs associated with third party subcontractors and materials.

MARKETING

Enviro-Sciences markets its services directly to prospective clients. A great portion of Enviro-Sciences' business is generated by referrals from existing clients.

During 2004 Enviro-Sciences had two clients that generated more than 10% of our annual revenue (15% and 13%).

On March 1, 2005 our backlog of contracts and orders, including contracts for construction services that are accounted for as discontinued operations, represented $ 2.51 million in future revenue. On March 1, 2004 the total backlog was $3.27 million.

Recently GreenShift Corporation, which is owned by our Chairman, acquired a controlling position in GreenWorks GreenShift is affiliated with other companies that perform environmental services, although none of the affiliates performs services that compete with Enviro-Sciences. We anticipate that this new relationship will be a useful source of referrals for both GreenShift and Enviro-Sciences.

COMPETITION

Enviro-Sciences competes in an industry populated by a multitude of large and small environmental companies. Some of these companies have national presences and reputations, often with substantial capital resources that they can utilize to finance extended remediation projects. Enviro-Sciences cannot compete effectively for the large projects undertaken by companies such as The Shaw Group or URS, Inc. On the other hand, there are ample smaller remediation projects in which the advantaged competitor will be the company that offers the most cost-efficient solution and the ability/willingness to implement the solution in a timely fashion.

Enviro-Sciences seeks to compete in this market by offering complete turnkey solutions to contamination problems, and implementing those solutions within a fixed budget and on time. To date, Enviro-Sciences has had only a modest involvement with government contracts. Increasingly, however, states are assuming from property-owners the direct responsibility for implementing environmental remediation projects. Many of those states have legislated set-asides and other programs that benefit small businesses. Going forward, Enviro-Sciences plans to focus a portion of its energies on developing relationships with government contractors in situations where Enviro-Sciences can take advantage of its small business status.

INSURANCE

Our remediation services often entail a risk of liability, both liability for injury to neighboring properties and their inhabitants, and liability for inadequate remediation. In addition, we face the risk of injury to our employees who are involved in on-site remediation activities, as well as damage to the equipment we utilize. GreenWorks and related companies including Enviro-Sciences, therefore, maintain the following indemnity policies:
                                               Annual
Carrier                  Coverage              Policy Limits      Premium
--------------------------------------------------------------------------
American Home Assurance  Employers Liability     $1,000,000      $ 10,573
Federal Ins. Company     Commercial Property        197,400         7,450
Lexington Ins. Company   Commercial Liability      1MM/$2MM        63,047
Commerce & Industry Ins. Business Auto            1,000,000        16,323
Lexington Ins. Company   Commercial Umbrella      5,000,000        44,711
St. Paul Travelers       Directors & Officers     3,000,000        48,480
St. Paul Travelers       Employment Practices     2,000,000         7,070
St. Paul Travelers       Fiduciary Liability      1,000,000         1,666
St. Paul Travelers       Crime                      500,000         2,500

INTELLECTUAL PROPERTY

Enviro-Sciences holds an exclusive license to utilize a technology patented (U.S. Patent No. 4,869,825) under the name of Werner Steiner, a prior employee of the entity from which Enviro-Sciences acquired its business. The patent covers a Low Energy Extraction Process ("LEEP") for on-site remediation of soil, sediment and sludge contaminated with organic contaminants such as PCBs. The process involves leaching a mixture of solids, waters and contaminants to obtain, on the one hand, contaminated solvent and water and, on the other hand, a mixture of decontaminated solids and solvent. The contaminant is then stripped from the contaminated leaching solvent with a stripping solvent to produce a concentration of contaminants that can be efficiently disposed of.

EMPLOYEES

GreenWorks has only two employees, its officers. Enviro-Sciences currently employs 21 employees, all of them on a full-time basis. Five of the employees are involved in administration. The remainder perform technical functions in connection with Enviro-Sciences assessment and remediation projects. None of our employees is represented by a union. We believe that our relationships with our employees are good.

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, GreenWorks' business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

ESI-NJ INCURRED SUBSTANTIAL LOSSES DURING THE PAST THREE YEARS. ENVIRO-SCIENCES MAY LIKEWISE DO SO.

During the three years ended December 31, 2004 ESI-NJ, lost over $6.6 million, including over $5.4 million from operations that remain part of our
business today.   In October 2004 new owners and new management acquired
control of the business. If they are unable to implement sufficient changes to make Enviro-Sciences profitable, Enviro-Sciences business will fail.

WE MAY BE UNABLE TO SATISFY OUR CURRENT DEBTS.

Our debts are far in excess of the book value of our assets. At December 31, 2004 our current liabilities totaled $4,705,501, our liquid assets were negligible, and our current assets totaled $1,192,538. We are engaged in efforts to negotiate compromises and extensions with major creditors, including agreements to issue equity in satisfaction of debts. If those negotiations are unsuccessful, however, our business may fail.

WE LACK CAPITAL TO FUND OUR OPERATIONS.

During 2004 our operations used $165,051 in cash. In addition, during 2004 we were required to make payments on some of our outstanding debts. Until we received $425,000 in funding from Cornell Capital Partners in October 2004, loans from the shareholders of Enviro-Sciences funded both the cash shortfall from operations and our debt service. We do not expect those individuals to continue to fund our operations or our debt service. Our line of credit agreement with Cornell Capital Partners is the only source of capital that we have at this time. Our ability to use that credit will depend on the liquidity of the market for our common stock. If Cornell Capital Partners is unable to resell the common shares we put to them under the credit agreement, they will be unwilling to honor the Standby Equity Distribution Agreement.
In that event we will have no source of capital for our business.

WE DO NOT SATISFY THE FINANCIAL COVENANTS IN OUR BANK CREDIT LINE.

We have a bank line of credit. On December 31, 2004 we owed $1,196,972 to the bank. The line of credit agreement provides that we must maintain eight financial conditions - such as minimum income, minimum working capital, and minimum net worth - in order to be eligible for the credit. At present we do not satisfy any of the conditions. If the bank undertook to cancel the credit and collect the debt, it could force our company to file for bankruptcy protection.

WE MUST COMPETE WITH WELL-KNOWN AND WELL-CAPITALIZED COMPANIES TO OBTAIN NEW CONTRACTS.

The success of our business depends on our ability to continually obtain new consulting and remediation contracts. There are many qualified companies that are competing with us for those contracts. Some of our competitors are well-known, with a national presence. Some are well-capitalized, and so are able to offer potential customers favorable payment terms. If we are not able to compete effectively with these companies, our business will fail.

OUR ENVIRONMENTAL CONSULTING AND REMEDIATION SERVICES EXPOSE US TO RISK OF LIABILITY FOR ANY CONTAMINATION THAT RESULTS FROM A PROJECT ON WHICH WE WORK.

Whenever we are involved in an environmental remediation project, we assume a risk of liability to third parties who may suffer personal or property injury if toxic substances are released as a result of the project or some other accident occurs during the project. In addition, we face potential liability whenever we perform assessment or remediation services, if our customer or a third party alleges it was injured because we failed to adequately assess or adequately remove contamination from a property. Claims of this sort, if they exceeded our insurance coverage, could result in material damage to our business or possibly failure.

OUR USE OF PERCENTAGE OF COMPLETION ACCOUNTING COULD RESULT IN A REDUCTION OR ELIMINATION OF PREVIOUSLY REPORTED PROFITS.

A substantial portion of our revenues are recognized using the percentage-of-completion method of accounting. This method of accounting results in us recognizing contract revenue and earnings over the term of a contract in the same periodic proportions as we incur costs relating to the contract. Earnings are recognized periodically, based upon our estimate of contract revenues and costs, except that a loss on a contract is recognized in full as soon as we determine that it will occur. Since the future reality may differ from our estimates, there is with each contract a risk that actual earnings may be less than our estimate. In that event, we are required to record an elimination of previously recognized earnings.

WE WILL BE UNABLE TO SERVICE OUR CUSTOMERS UNLESS WE CAN CONTINUE TO RETAIN TOP QUALITY SUBCONTRACTORS AND EQUIPMENT MANUFACTURERS AT FAVORABLE PRICES.

We rely on third party subcontractors and equipment manufacturers to complete our projects. The quality and timeliness of the services and equipment they provide determines, in part, the quality of our work product and our resulting reputation in the industry. In addition, if the amount we are required to pay for their services and equipment exceeds the amount we have calculated in bidding for a fixed-price contract, we will lose money on the contract. If we are unable to maintain relationships with subcontractors and manufacturers who will fill our requirements at a favorable price, our business will suffer.

ITEM 1. 	DESCRIPTION OF BUSINESS (continued)

OUR FAILURE TO ATTRACT QUALIFIED ENGINEERS AND MANAGEMENT PERSONNEL COULD HINDER OUR SUCCESS.

Our ability to attract and retain qualified engineers and other professional personnel when we need them will be a major factor in determining our future success. There is a very competitive market for individuals with advanced engineering training, and we are not assured of being able to retain the personnel we will need.

OUR BUSINESS DEVELOPMENT COULD BE HINDERED IF WE LOST THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER OR OUR CHIEF TECHNOLOGY OFFICER.

James L. Grainer and Kevin Kreisler are the only directors and only executive officers of GreenWorks. Together, they are responsible for strategizing not only our business plan but also the means of financing it. If either Mr. Grainer or Mr. Kreisler were to leave GreenWorks or become unable to fulfill his responsibilities, our business would be imperiled. At the very least, there would be a delay in the development of GreenWorks until a suitable replacement for the officer could be retained.

GREENWORKS IS NOT LIKELY TO HOLD ANNUAL SHAREHOLDER MEETINGS IN THE NEXT FEW YEARS.

Delaware corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting. Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held. Since it became a public company, GreenWorks has never held an annual meeting of shareholders. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Of the two current Board members, Kevin Kreisler was appointed by James L. Grainer, and Mr. Grainer was appointed to that position by the previous two directors. If other directors are added to the Board in the future, it is likely that Messrs. Grainer and Kreisler will appoint them. As a result, the shareholders of GreenWorks will have no effective means of exercising control over the operations of GreenWorks.

WE HAVE COMMITMENTS TO PAY $1,570,000 TO CONSULTANTS OR ISSUE STOCK WITH THAT MARKET VALUE DURING THE NEXT TWELVE MONTHS.

GreenWorks is currently party to ten contracts with consultants that, in aggregate, require us to pay a total of $1,570,000 during the next twelve months or issue common stock with that market value in lieu of cash (at the Company's option). Unless we increase our cash resources, it is likely that we will satisfy most or all of those obligations by issuing stock. At the market price of $.12 on March 18, 2005, satisfaction of those contracts in stock would necessitate that we issue over 13,000,000 shares. The issuance of these shares would dilute the interest of current shareholders, and could lead to a reduction in the market price for our common stock.

THE ISSUANCE OF SHARES UNDER OUR AGREEMENTS WITH CORNELL CAPITAL PARTNERS COULD INCREASE OUR OUTSTANDING SHARES BY OVER 1200%.

GreenWorks is party to a Standby Equity Distribution Agreement pursuant to which GreenWorks may sell stock to Cornell Capital Partners. The Agreement permits GreenWorks to require Cornell Capital Partners to purchase GreenWorks common stock for up to $5,000,000 during the next two years. Based on the market price of $.12 on March 18, 2005, GreenWorks could issue up to 44,000,000 shares to Cornell Capital Partners during the next 24 months if it demanded the full $5,000,000 available to it under the Standby Equity Distribution Agreement. In addition, Cornell Capital Partners owns a convertible debenture that it may convert into GreenWorks common stock. At the market price on March 18, 2005, the debenture could be converted into 5,208,000 shares. Finally, Cornell Capital Partners holds a $250,000 Promissory Note issued by GreenWorks that GreenWorks is likely to satisfy by issuing common stock. At the March 18, 2005 market price, 2,083,000 shares would be needed to satisfy the note. The issuance of shares in those quantities would reduce the interest of current shareholders in GreenWorks by over 90%.

THE RESALE OF SHARES ACQUIRED BY CORNELL CAPITAL PARTNERS FROM GREENWORKS MAY REDUCE THE MARKET PRICE OF GREENWORKS' SHARES.

GreenWorks and Cornell Capital Partners are parties to a Standby Equity Distribution Agreement, a convertible debenture and a promissory note. The Standby Equity Distribution Agreement provides that GreenWorks may sell shares to Cornell Capital Partners for up to $5,000,000. The 5% Secured Convertible Debenture permit Cornell Capital Partners to purchase GreenWorks shares for up to $500,000 at an 80% discount to market. The Promissory Note may be satisfied by GreenWorks issuing common stock at its market price. We expect that Cornell Capital Partners will promptly resell into the public market any shares it acquires under any of these arrangements. The likely result of Cornell Capital Partners selling such large quantities of stock to the public would be a steep reduction in the market price of GreenWorks common stock. Since both the pricing under the Standby Equity Distribution Agreement, the conversion feature of the convertible debenture and the payment terms of the Promissory Note are determined by the market price, a reduction in the market price could result in even larger numbers of shares being issued, if GreenWorks were to take advantage of the full line of credit.

THE VOLATILITY OF THE MARKET FOR GREENWORKS COMMON STOCK MAY PREVENT A SHAREHOLDER FROM OBTAINING A FAIR PRICE FOR HIS SHARES.

The common stock of GreenWorks is quoted on the OTC Bulletin Board. Trading volume is usually relatively small, and prices vary dramatically from time to time. It is impossible to say that the market price on any given day reflects the fair value of GreenWorks, since the price sometimes moves up or down by 50% in a week's time. A shareholder in GreenWorks who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

GREENWORKS WILL BE QUOTED ON THE OTC BULLETIN BOARD FOR THE IMMEDIATE FUTURE.

GreenWorks does not meet the eligibility requirements for listing on the NASDAQ Stock Market. Until we meet those standards and are accepted into the NASDAQ Stock Market, or unless we are successful in securing a listing on the American Stock Exchange or some other exchange, GreenWorks common stock will be quoted only on the OTC Bulletin Board. Such a listing is considered less prestigious than a NASDAQ Stock Market or an exchange listing, and many brokerage firms will not recommend Bulletin Board stocks to their clients. This situation may limit the liquidity of your shares.

ONLY A SMALL PORTION OF THE INVESTMENT COMMUNITY WILL PURCHASE "PENNY STOCKS" SUCH AS GREENWORKS COMMON STOCK.

GreenWorks' common stock is defined by the SEC as a "penny stock" because it trades at a price less than $5.00 per share. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to their customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for GreenWorks' common stock as long as it remains a "penny stock." This situation may limit the liquidity of your shares.

ITEM 2.  DESCRIPTION OF PROPERTIES

Enviro-Sciences leases office space at 111 Howard Boulevard in Mt Arlington, New Jersey. The lease expires on December 31, 2007. Our rental expense for 2005 will be $82,896 plus common area charges, utilities, and our portion of increases in real estate taxes and building operating costs. We believe the offices will be sufficient for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

In the agreement under which our subsidiary, Enviro-Sciences, acquired the assets of ESI-NJ, we acquired the rights of ESI-NJ in the legal proceedings identified below. We did not assume the liability of ESI-NJ in these
matters.   However, it is possible that we may be held to be responsible as successors for any liability incurred by ESI-NJ in these proceedings.

AMB Institutional Advisors, Inc. v. ESI-NJ This action was commenced in 1998 in the United States District Court for the District of New Jersey. The plaintiff, a former customer, claims that ESI-NJ was negligent in its failure to recognize asbestos contamination in its Phase I Environmental report. The plaintiff is seeking damages of $650,000. ESI-NJ's insurance carrier is vigorously defending the matter and the amount appears to be within policy limits.

Daniel Bernstein et al v. ESI-NJ This action was commenced in 2004 in the Superior Court of New Jersey for Middlesex County. The plaintiff and his wife are seeking unspecified damages arising from injuries suffered at an ESI-NJ, job site. The suit claims the injuries were the result of Enviro-Sciences, Inc staff negligence. ESI-NJ's insurance carrier is vigorously defending the matter and the amount appears to be within policy limits.

ESI-NJ v. Ray Petroleum. This action was commenced in 2001 in the Superior Court of New Jersey for Morris County. ESI-NJ is seeking to recover $225,000 for services performed. In May 2003, Ray Petroleum filed a counterclaim for damages. ESI-NJ requested summary judgment for dismissal of the suit. The court entered an order on July 31, 2003 granting Partial Summary judgment in favor of ESI-NJ, with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 19, 2004 the holders of shares having 87.8% of the voting power of GreenWorks' shareholders consented in lieu of holding a shareholders meeting to the filing of an amendment to our Certificate of Incorporation that changed our corporate name to "GreenWorks Corporation" and effected a 1-for-50 reverse split of our common stock. No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

GreenWorks' Common Stock is listed for quotation on the OTC Bulletin Board under the symbol "GWRK." The following table sets forth, for the periods indicated, the high and low bid prices for the Company's Common Stock. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual
transactions.   All quotations have been adjusted as if the 1-for-50 reverse stock split implemented in December 2004 had occurred prior to January 1, 2003.

Period                        High              Low
-----------------------------------------------------------
2004 Fourth Quarter           2.00              0.50
2004 Third Quarter            3.00              1.00
2004 Second Quarter           5.00              1.00
2004 First Quarter           12.00              3.00

2003 Fourth Quarter          10.00              2.50
2003 Third Quarter            8.50              1.00
2003 Second Quarter           3.00              0.50
2003 First Quarter            2.50              0.50


Title of Class                    Approximate Number of Holders of Record
Common Stock, 0.001 par value                         237

The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares. Based on information from nominee holders, we believe that the number of owners of our common stock exceeds 400.

DIVIDENDS

GreenWorks has paid no dividends in the past two years. We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. Future dividend policies will be determined by the Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions.

SALE OF UNREGISTERED SECURITIES

In October 2004 GreenWorks issued 500,000 shares of Series A Preferred Stock to each of Acutus Capital, L.L.C. and GreenSpace Capital, LLC. The shares were issued in consideration of the transfer by Acutus and GreenSpace of the
outstanding capital stock of GreenWorks Engineering Corporation.   The sale
was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to entities whose executives had access to detailed information about GreenWorks and which were acquiring the shares for their own accounts. There were no underwriters.

REPURCHASE OF EQUITY SECURITIES

GreenWorks did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A substantial portion of our revenue is derived from engineering and consulting contracts that are made on a fixed-price basis. We recognize revenue from these contracts on the percentage-of-completion method, primarily based on costs incurred to date compared with total estimated contract costs.

Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are identified. The cumulative effect of changes to estimated contract profit and loss, including those arising from contract penalty provisions such as liquidated damages, final contract settlements, warranty claims and reviews of our costs performed by customers, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we would report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. The costs attributable to change orders and claims being negotiated or disputed with customers, vendors or subcontractors or subject to litigation are included in our estimates of revenue when it is probable they will result in additional contract revenue and the amount can be reasonably estimated. Profit from such change orders and claims is recorded in the period such amounts are settled or approved.

The accuracy of the gross margins we report for fixed-price contracts is dependent upon the judgments we make with respect to our contract performance, our cost estimates, and our ability to recover additional contract costs through change orders, claims or back-charges to the customer, subcontractors and vendors. Some of these contracts also have incentive/penalty provisions. Increases in cost estimates, unless recoverable from claims, will result in a reduction in margin equivalent to the cost increase.

It is possible there will be future and currently unforeseeable significant adjustments to our estimated contract revenues, costs and gross margins for contracts currently in process. These adjustments are common in the environmental remediation industry and inherent in the nature of our contracts. These adjustments could, depending on the magnitude of the adjustments and/or the number of contracts being completed, materially, positively or negatively, affect our operating results in an annual or quarterly reporting period.

RESULTS OF OPERATIONS

Revenues

Total revenues were $2,571,845 for the year ended December 31, 2004, representing a decrease of $(1,702,635), or 40%, from 2003 revenues of $4,274,480. The decrease in revenues was a result of our restructuring of the operations of Enviro-Sciences to reduce unprofitable aspects of our operations.

Cost of Revenues

Cost of revenues for the year ended December 31, 2004 was $1,474,871or 57% of revenue, as compared to $2,160,082 or 51% of revenue in 2003. The change in % cost of revenues is primarily attributable to reductions in revenues resulting from the establishment or, increase of reserves without corresponding reductions in direct costs. We expect cost of revenues to decrease significantly in the future as we are trending more towards pure consulting contracts where we rely less on subcontractors and suppliers whose costs we pass through with only modest markups where allowed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2004 were $2,169,632, or 84% of revenue, as compared to $ 3,180,384, or 74%
of revenue in 2003. The increase in the ratio of SGA to revenue from 2003 to 2004 was largely the result of expenses we incurred in connection with GreenWorks' acquisition, through its wholly owned subsidiary Enviro-Sciences, of ESI-NJ's assets as well as expenses incurred in connection with the integration of that business with our executive operations. We expect that SG&A costs will decline, as a percentage of revenue, in future periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Depreciation and Amortization

Depreciation and amortization expenses for the year ended December 31, 2004 were $139,642, or 5% of revenue, as compared to $126,293, or 3% of revenue in 2003. The net increase in these expenses was due to the addition of $22,917 in finance fee amortization and a decrease of ($10,568) in depreciation expense as a result of the net reduction in depreciable assets during 2004.

Interest Expense

Interest expenses for continuing operations for the year ended December 31, 2004 were $136,694 or 5% of revenue, as compared to $129,289, or 3% of revenue in 2003. We expect that our overall interest expenses will decrease, as a percentage of revenue, in 2005 due to the reduction or elimination of short term interest bearing debt during 2004 and 2005. Further, we do not anticipate a pro-rata increase in new interest bearing debt to support our anticipated increase in revenue.

Discontinued Operations

Although we discontinued the operations of our construction division in 2003, we continue to hold $253,224 in assets and $652,351 in liabilities attributable to that division. Revenue from discontinued operations were $458,285 in 2004 and expenses incurred in discontinued operations were $931,359 in 2004, resulting in a loss from discontinued operations of $473,074.

Net Loss from Continuing Operations

Our net loss for the year ended December 31, 2004, was $(1,204,507), or 47% of revenue, as compared to $(1,169,618), or 27% of revenue in 2003. The increase in the ratio of net loss to revenue incurred in 2004 was due to the expenses and other factors described above. We believe that our implementation of strong cost management practices, our increased focus on business development, and the improved profit margins associated with the growing consulting portion of our business will result in the elimination of the operating loss suffered in 2004 and the improvement of cash flow in 2005

LIQUIDITY AND CAPITAL RESOURCES

ESI-NJ, from which we acquired our current business, carried on that business from its offices in New Jersey from 1975 through 2004. In the early years of the current decade, however, ESI-NJ utilized its bank line of credit to fund the expansion of its operations into a multi-office, decentralized mode, including a construction division. That proved to be a serious mistake, as the decentralized operations proved to be inefficient. In addition, a dispute arose between ESI-NJ and the customer that had been providing over 40% of its annual revenue, which resulted in termination of the relationship and almost $4 million in write-offs in 2002 and 2003. For these reasons, ESI-NJ incurred a net loss of over $3.6 Million in 2002 and a net loss of over 1.1 Million in 2003.

In 2003, therefore, ESI-NJ began the process of returning to a centralized location focused on its core business activities. Since the losses incurred in 2002 caused ESI-NJ to be in default of the financial covenants in its bank lending agreement, the bank provided no more credit. From 2003 until the acquisition of the assets of Enviro-Sciences Inc. by Greenworks, through its wholly owned subsidiary Enviro-Sciences, the operations of ESI-NJ were
funded primarily by loans from the previous owners of ESI-NJ.   The result
was that at the end of September 2004, ESI-NJ owed the bank $1,346,972, owed its shareholders $1,628,217, and owed $277,663 to two non-affiliated lenders. Further, ESI-NJ was seriously late in paying many of its bills, including $391,502 in unpaid payroll taxes. On September 30, 2004, ESI-NJ's total liabilities were $5,869,408 while total assets were only $1,705,376

In October 2004 the business of ESI-NJ was acquired by GreenWorks through its wholly owned subsidiary, Enviro-Sciences and new management assumed
responsibility for operations.   In the 4th quarter of 2004 a number of events
occurred to improve the financial condition of the Company, resulting mostly from the acquisition. First, the principal non-affiliated lenders agreed to a payment plan for their $268,738 debt. Then, the individuals who sold the assets of ESI-NJ to GreenWorks (through GreenWorks Engineering Corp.), agreed to convert their $1,628,217 debt into GreenWorks common stock. Then GreenWorks sold to Cornell Capital Partners, LP a $500,000 convertible secured debenture, netting $425,000 in proceeds. It used $200,000 of the proceeds to pay the cash portion of the purchase price of GreenWorks Engineering, and added the remainder to working capital. Finally, GreenWorks entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Although the Standby Equity Distribution Agreement increased our debt by the $250,000 promissory note that we gave to Cornell Capital Partners to secure its commitment to the Agreement, we believe that this relationship with Cornell Capital Partners, if properly utilized, can help alleviate our debt problems.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

If we utilize the full line of credit provided by Cornell Capital Partners, resales of shares by Cornell Capital Partners is likely to destroy the market for our common stock. If, however, we use it discretely, it should provide us the added capital we will need from time to time to service our debt while we rebuild Enviro-Sciences.

Recently we have formed associations with a number of consultants whose services will be crucial to our efforts to stabilize and expand the business of Enviro-Sciences. Some of the consultants are assisting us in finding business opportunities, others are providing technical assistance, still others are advising us regarding the growth and development of GreenWorks. We have made commitments to ten of these consultants that will require us to pay them a total of $1,570,000 in cash or stock (at the Companies option) during the next twelve months. Our hope is that our stock price will increase, and that we will be able to satisfy these obligations in stock without serious dilution to our existing shareholders. If the stock price does not increase from its current level, we will have to either obtain the cash needed to settle the obligations or issue shares that will represent over 70% of our outstanding equity.

Because we account for our fixed price contracts on the percentage of completion method, our balance sheet can reveal value built into our ongoing contracts. At December 31 2004 the aggregate of $475,760 reported as "unbilled revenue" and "costs and estimated earnings in excess of billings" represented services we have performed for clients but not yet billed to the clients. The aggregate of $698,394 reported as "billings in excess of cost and estimated earnings" and "deferred revenue" represented revenues we have recorded in advance of incurring the related costs. The net of those two numbers ( $222,634) represents a future negative cash flow.

During 2004 our operations consumed $165,051 in cash. However, our continuing operations provided $109,068 in cash during the year. The drainage of cash by our construction division should end in the near future, although it is likely that we will be required to pay some of the $399,127 shortfall between the remaining assets of that division and its remaining liabilities. The positive cash generated by our continuing operations indicates that our primary cash issue during the next period will be debt service. For that reason we are actively negotiating with our creditors to achieve debt repayment schedules that will leave us sufficient cash flow to grow our business.

ITEM 7.  FINANCIAL STATEMENTS
                                                              Page No
FINANCIAL STATEMENTS

   Report of Independent Auditors ...............................16
   Consolidated Balance Sheets as of December 31, 2004 ..........17
   Consolidated Statement of Operations for the Years Ended
    December 31, 2004 and 2003...................................18
   Consolidated Statements of Stockholders' Equity for the Years
    Ended December 31, 2004 and 2003.............................19
   Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2004 and 2003...................................21
   Notes to Consolidated Financial Statements....................22

                        INDEPENDENT AUDITORS' REPORT

                        Independent Auditors' Report

To the Board of Directors and Stockholders of GreenWorks Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of GreenWorks Corporation and Subsidiary as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GreenWorks Corporation and Subsidiary as of December 31, 2004 and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March 10, 2005

                  GREENWORKS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 2004


                                              12/31/04
                                            ------------
ASSETS:
Current assets:
   Cash                                    $        --
   Accounts receivable, net                    379,749
   Unbilled Revenues (Note 1)                  171,456
   Costs and estimated earnings in excess
    of billings on uncompleted projects
    (Notes 1 & 13 )                             65,631
   Deferred financing fees (Note 1)            137,500
   Prepaid expenses and other current assets   184,978
   Assets to be disposed of  (Notes 1 & 8)     253,224
                                             ---------
   Total current assets                      1,192,538

Property and equipment, net (Note 3)           156,401
Other Assets:
   Security and other deposits                  26,861
   Cost and estimated earnings in excess of
    billings on uncompleted projects
    (Notes 1 & 13)                             238,673
   Deferred financing costs, net (Note 1)      164,583
   Property held for sale (Note 15)             59,298
                                             ---------
   Total Assets                            $ 1,838,354
                                             =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                              753,600
 Accrued salary costs                           80,101
 Accrued other                               1,420,769
 Payroll taxes payable (Note 6 )               239,647
 Billings in excess of costs and estimated
  earnings on uncompleted projects
  (Notes 1 & 13)                                39,981
 Line of Credit (Note 9)                     1,196,972
 Notes payable to non-affiliated parties
  (Note 5 )                                     73,388
 Installment loans payable (Note 7)            129,025
 Capital lease obligations (Note 18)            10,000
 Deferred revenues (Note 14)                   109,667
 Liabilities to be disposed (Note 8)           652,351
                                             ---------
   Total current liabilities                 4,705,501

 Accrued employee benefits (Note 19)            47,838
 Accrued other  (Note 15)                       30,591
 Billings in excess of costs and estimated
  earnings on uncompleted projects
  (Notes 1 & 13)                                43,325
 Convertible debenture (Note 9)                500,000
 Notes payable deferred financing (Note 9)     250,000
 Notes payable to non-affiliated parties
  (Note 9)                                     195,000
 Installment loans payable , net of current
  maturities (Note 7)                            7,257
 Capital lease obligations, net of current
  maturities (Note 18)                         	14,038
 Deferred revenues (Note 14)                   505,421
                                             ---------
   Total liabilities:                        6,298,971

Commitments and contingencies                       --

Stockholders' equity:
 Common stock, $0.001 par value,
  100,000,000 authorized;
  2,669,398  shares issued                       2,669
 Additional paid-in capital                  1,609,760
 Accumulated deficit                        (6,073,046)
                                             ---------
   Total stockholders' equity (impairment)  (4,460,617)
                                             ---------
   Total Liabilities & Stockholder's
    Equity                                 $ 1,838,354
                                             =========

The notes to the Consolidated Financial Statements are an integral part of these statements.

                  GREENWORKS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                           12/31/04             12/31/03
                                        -------------        -------------
Revenues                                $   2,571,845        $   4,274,480
Cost of revenues                            1,474,871            2,160,082
                                            ---------            ---------
Gross profit                                1,096,974            2,114,398

Selling, general & administrative
 expenses                                   2,169,632            3,180,384
                                            ---------            ---------
Operating loss                             (1,072,658)          (1,065,986)

Interest Expense                             (136,694)            (129,289)

Gain on sale of fixed assets                    4,845               25,657
                                            ---------            ---------
Loss from continuing operations            (1,204,507)          (1,169,618)

Loss from discontinued operations            (473,074)            (513,044)
                                            ---------            ---------
Net loss                                 $ (1,677,581)       $  (1,682,662)
                                            =========            =========

Net loss per common share, basic
 and diluted                             $      (2.23)       $       (2.90)
                                            =========            =========
Weighted average shares of common
 stock outstanding, basic and diluted         751,825              579,499
                                            =========            =========

The notes to the Consolidated Financial Statements are an integral part of these statements.

                   GREENWORKS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003

                                                                                   Additional     Total
                     Common       Preferred      Common     Preferred    Paid-In   Accumulated    Stockholders'
                  Stock Shares   Stock Shares  Stock Value  Stock Value  Capital   Deficit        Deficit
-----------------------------------------------------------------------------------------------------------------
Balance January
 1, 2003                1,676            --    $   749,117          --        --     $ (2,712,803)  $(1,963,686)

Net Loss                   --            --             --          --        --       (1,682,662)   (1,682,662)
                    -------------------------------------------------------------------------------------------
Balance January
 1, 2004                1,676                  $   749,117          --        --     $ (4,395,465)  $(3,646,348)

Recapitalization
 of Equity due to
 reverse merger    28,973,268     1,000,000       (720,142)      1,000   719,142               --            --

Stock Issued for
 Consulting
 Services           3,995,000            --          3,995          --   108,282               --       112,277

Preferred stock
 converted to
 Common           100,000,000    (1,000,000)       100,000      (1,000)  (99,000)              --            --

Stock issued for
 financing fees       500,000            --            500          --    14,500               --        15,000

Effect of 1:50
 Reverse split   (130,800,546)           --       (130,801)         --   130,801               --            --

Conversion of
 shareholder
 loans                     --            --             --          -- 1,628,217               --     1,628,217

Acquisition fees           --            --             --          --  (892,182)              --      (892,182)

Net Loss                   --            --             --          --        --       (1,677,581)   (1,677,581)
                 ----------------------------------------------------------------------------------------------
Balance December
 31, 2004           2,669,398            --      $   2,669     $    --$1,609,760  $    (6,073,046) $ (4,460,617)
                 ==============================================================================================


The notes to the Consolidated Financial Statements are an integral part of these statements.

                   GREENWORKS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                               12/31/04        12/31/03
                                             -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss from continuing operations         $ (1,204,507)   $ (1,169,618)

 Adjustments to reconcile net loss to
  net cash provided by (used in) operating
  activities
  Depreciation and amortization                   116,725         126,293
  Amortization of deferred financing costs         22,917              --
  (Gain) loss on sale or disposal of
   equipment                                       (4,845)         (5,657)
  Equity issued in exchange for services
   rendered                                       323,244              --
  Increase (decrease) in provision for
   doubtful accounts                              (17,500)        355,438
  (Increase) Decrease in assets:
   Accounts receivable                            218,018       1,259,315
   Unbilled revenues                             (115,771)          3,901
   Prepaid expenses and other current
    assets                                        (20,650)         (3,087)
   Cost & estimated earnings in excess of
    billings on uncompleted projects                  236         225,132
   Security & other deposits                       19,613         (14,710)
  Increase ( Decrease) in Liabilities:
   Accounts payable, accrued and payroll
    taxes payable                                 453,810          92,991
   Accrued rent expense                            (9,465)          9,465
   Billings in excess of costs and estimated
    earnings on uncompleted projects               31,999          38,287
   Deferred revenues                              295,244        (201,170)
                                                ---------       ---------
 Cash provided by continuing operations           109,068         716,580

 Loss from discontinued operations               (473,074)       (513,044)
 (Increase) decrease in net assets of
   discontinued operations                        198,955        (537,694)
                                                ---------       ---------
 Cash used in discontinued operations            (274,119)     (1,050,738)
                                                ---------       ---------
 Net cash provided by (used in) operating
  activities                                     (165,051)        334,158

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition costs (net of paid with equity)     (142,181)             --
 Proceeds from sale of property & equipment        52,483          40,065
 Additions to and acquisition of property,
  plant and equipment                             (39,009)           (930)
                                                ---------       ---------
 Net provided by (used in) investing activities  (128,707)         39,135

CASH FLOWS FROM FINANCING ACTIVITIES
 Loans from stockholders                          414,560         619,000
 Proceeds from installment loans                  213,908              --
 Proceeds from financing (net of financing
  fees paid)                                      425,000              --
 Payment of notes payable for Telco purchase     (200,000)             --
 Repayment of stockholder loans                      (825)       (491,018)
 Loans from non-affiliated parties                  3,388         240,000
 Repayment of loans from non-affiliated parties  (100,000)             --
 Repayment of credit line                        (153,028)        (95,000)
 Repayment of installment loans and capital
  lease obligations                              (309,245)       (203,093)
                                                ---------       ---------
 Net cash provided by financing activities        293,758          69,889
                                                ---------       ---------
Increase (decrease) in cash                            --        (225,134)
Cash at beginning of year                              --         225,134
                                                ---------       ---------
Cash at end of year                            $       --      $       --
                                                =========       =========


The notes to the Consolidated Financial Statements are an integral part of these statements.

                   GREENWORKS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

GreenWorks Corporation ("GreenWorks" ) is a holding company that was, until December 28, 2004, known as Telco Technology, Inc. In October 2004 GreenWorks acquired GreenWorks Engineering Corp., a Delaware corporation. GreenWorks Engineering has one operating subsidiary, Enviro-Sciences (of Delaware), Inc. ("Enviro-Sciences"), which subsidiary was formed in October 2004 on completion of the acquisition of substantially all of the assets of Enviro-Science, Inc. ("ESI-NJ"), a New Jersey corporation. For accounting purposes, this transaction has been treated as a reverse merger acquisition of GreenWorks by GreenWorks Engineering and a recapitalization of GreenWorks.

Enviro-Sciences is engaged in the business of providing consulting, technical and engineering services to alleviate the environmental problems of its clients. Enviro-Sciences' clients include Fortune 100 and other industrial companies, commercial firms, engineering and construction contractors, law firms, utilities, real estate developers and government entities.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major renewals and betterments are charged to the asset accounts; maintenance and minor repairs and replacements, which do not improve or extend the life of the respective assets are expensed as incurred. When properties are retired or otherwise disposed of, the asset and accumulated depreciation accounts are adjusted accordingly, and the gain or loss, if any, arising from their disposal, is credited or charged to earnings.

Depreciation is calculated using both straight line and accelerated methods over the estimated useful lives of the assets.

INCOME TAXES

The Company is taxed as a C Corporation and is therefore responsible for the payment of its federal and state income tax liability. For the year ended December 31, 2004 the Company had a net operating loss and therefore should not have any material federal and state income tax liabilities.

REVENUE AND COST RECOGNITION

Revenues from fixed price projects are recognized on the percentage-of-completion method, measured by management's estimates of the progress made on each project. Accordingly, revenue is recognized in the ratio that costs incurred bears to estimated total costs utilizing the most recent estimates of costs and funding. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable in performance in prior periods in the current period. When the current contract estimate indicates a loss, a provision is made for the anticipated loss in the current period.

Revenues from cost-plus-fee projects (time and material jobs) are recognized at billable hourly rates as the services are rendered.

Contract costs include all direct material and labor costs, subcontracting costs, and those indirect costs related to contract performance, such as supplies, tools, repairs, and depreciation costs. Selling, general and administrative costs are charged to expenses as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

                 GREENWORKS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE AND COST RECOGNITION (continued)

The asset "Costs and estimated earnings in excess of billings on uncompleted projects" represents revenues recognized in excess of amounts billed on fixed-price contracts. Revenues on time and material projects for services rendered but not yet invoiced are shown as "Unbilled revenues." The liability "Billings in excess of costs and estimated earnings on uncompleted projects" represents billings in excess of revenues earned.

ADVERTISING

Advertising expenses are expensed as incurred and amounted to $655 and $2,100 for years ended December 31, 2004 and 2003 respectively.

LONG-LIVED ASSETS

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any such impairment losses.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $(1,677,581) during the year ended December 31, 2004. Also, as of December 31, 2004, the Company had no cash, and current liabilities from continuing operations exceeded current assets by $3,512,963. Due to the current condition, the auditors have issued a going concern note.

We believe that our implementation of strong cost management practices, our increased focus on and success in business development and improved profit margins associated with the growing consulting portion of our business may result in the elimination of the operating loss suffered in 2004 and the improvement of cash flow in 2005.

Management's plans include raising additional proceeds from debt and equity transactions. Management has recently completed a financing transaction with Cornell Capital Partners to reduce its working capital deficit.

NET INCOME OR LOSS PER COMMON SHARE

The Company computes its net income or loss per common share under the provisions of SFAS No. 128, "Earnings per Share" and SAB No. 98. Under the provisions of SFAS 128 and SAB 98, basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares if the effect is anti-dilutive.

DEFERRED FINANCING CHARGES

Deferred financing costs, which represent charges associated with obtaining long-term financing, are amortized on a straight-line basis over the life of the corresponding financing, commencing with the closing of the financing and are amortized over the life of the financing. Costs associated with financing arrangements that are abandoned are written off in the period the potential financing effort is discontinued.

                  GREENWORKS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   CONCENTRATIONS AND ACCOUNTS RECEIVABLE

At times through out the year the Company may have bank balances in excess of Federal Deposit Insurance Corporation limits.

Concentration of credit risks with respect to accounts receivable is limited by the imposition of retainers for new customers, the monitoring of credit balances for all customers, and the withholding of data reports where payment appears in jeopardy. An allowance for doubtful accounts of $25,000 was recorded as of December 31, 2004.

A small number of customers will often account for a significant portion of revenues, however, the specific customers and projects may change from year to year. Two customers accounted for approximately 28% of the Company's revenues (15% and 13%)for the twelve months ended December 31,2004. One customer accounted for 43% of total revenue in 2003.

At December 31,2004, one customer accounted for 26 percent of the outstanding accounts receivable.

3.   EQUIPMENT

Major classes of equipment at December 31, 2004 are summarized below:


                                   Useful Lives -
                                       Years
                                 ------------------
Office and computer equipment          3 - 7          684,214
Field equipment                        5 - 10         314,664
Vehicles                                 5            124,936
Furniture and fixtures                  10             69,594
Leasehold improvements                21 - 39          97,751
                                                   ----------
Less:  Accumulated depreciation                    (1,134,758)
                                                   ----------
                                                      156,401
                                                   ==========

Depreciation and amortization expense was $ 116,725 and $ 126,293 for years ended December 31, 2004 and 2003 respectively.

4.   NOTES PAYABLE TO FORMER ESI-NJ SHAREHOLDERS

In accordance with an asset acquisition agreement entered into on June 3, 2004, the former shareholders of ESI NJ have agreed to convert their loans in ESI NJ in exchange for restricted shares of common stock of GreenWorks. Any interest due on the notes has been waived by the shareholders.

                 GREENWORKS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   NOTES PAYABLE TO NON-AFFILIATED PARTIES

Notes payable to non-affiliated parties includes a loan of $125,000, which bears interest of 3% commencing January 1, 2004. The note requires repayment of principal and interest in five installments commencing December 31, 2004, with successive payments each year through December 31, 2008. Interest in the amount of $3,837 has been recognized for the twelve month period ended December 31, 2004. The Company, to date, has not made any payments and is attempting to re-negotiate this note.

In 2003, $225,000 of financing and $15,000 of accrued interest were provided by an additional non-affiliated party. A promissory note was issued bearing interest at 6% and requiring repayment of $100,000 on or before September 30, 2004. The balance of principal and interest payable were payable on or before September 30, 2005. Subsequent to the payment of the $100,000 due September 30, 2004 there remained a balance due of $140,000. In December 2004, the note-holder orally agreed to have loan repayments tied to the Company's cash from future financings and to waive interest from January 2004 forward. It is expected that the note will be paid in full no later than September 2007 and will be collateralized with common stock in the Company until it is retired.

6.   FEDERAL PAYROLL TAXES PAYABLE

ESI-NJ has delinquent Federal 941 payroll taxes totaling approximately $291,000 and interest and penalties of approximately $103,000 from the first and second quarter of 2004 and the fourth quarter of 2003. Included in these figures are liabilities associated with discontinued operations of approximately $ 80,000 of taxes and $ 15,000 of penalties and interest. This liability has been assumed by Enviro-Sciences. These taxes are represented as a current liability on the December 31, 2004 balance sheet. The Company is currently negotiating a deferred payment plan and a penalty and interest abatement with the IRS for the payment of the delinquent payroll taxes. The negotiations are still in process and a final agreement has not been reached with the IRS. If an agreement cannot be reached and the Company has to make a current payment of the delinquent taxes it would have a material impact on the on the Company's cash flow.

7.   INSTALLMENT LOANS

A summary of installment loans outstanding as of December 31, 2004 is as follows:

Loans payable, secured by vehicles, construction
equipment and computer equipment, payable in monthly
installments including interest at 4.8% to 9.75 %, due
from January 2005 to May 2006                                    29,656

Loans for financing of insurance premiums, payable in
monthly installments including interest varying from 3.8% to
7.5%, due within the next fiscal year                           106,626
                                                                -------
Total                                                           136,282
Less:  Current portion                                          129,025
                                                                -------
Non-current portion                                               7,257
                                                                =======

The total maturity of the non-current portion of these installment loans as of December 31 2004, is as follows:

                January 2005 - December 2005    129,025

                January 2006 - December 2006      7,257
                                                -------
                                                136,282
                                                =======

                  GREENWORKS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   DISCONTINUED OPERATIONS

During 2003, ESI-NJ discontinued the operations of its construction division. The decision to dispose of this component was based on significant losses incurred and a desire for a greater focus on its consulting division. Net sales of the construction division for the twelve-month periods ended December 31, 2004 and December 31, 2003 were $ 458,285 and $ 5,500,210 respectively resulting in losses form operations of $ 473,074 and $ 513,044 respectively.

Assets and Liabilities to be disposed of are comprised of the following at December 31, 2004:

Cost and earnings in excess of billings       $  71,842
Accounts receivable                             160,967
Property and equipment (net)                     20,415
                                                -------
                                              $ 253,224
                                                =======

Accounts payable                              $ 327,565
Accrued expense                                 206,520
Payroll taxes payable                            79,882
Current portion of long-term debt                 7,388
Billing in excess of cost & estimated
 earnings on uncompleted projects                30,996
                                                -------
                                              $ 652,351
                                                =======
9.   LINE OF CREDIT AND OTHER DEBT FINANCINGS

Line of Credit - The Company has a credit line of $1,350,000 which bears interest at the bank's base rate plus three-quarters of one percent. The line is secured by all corporate assets of the Company and was subject to renewal on January 16, 2004. The line remains orally extended since January 2004. As of December 31,2004 there is a balance of $ 1,196,972 drawn on the credit line.

The business loan agreement document underlying the credit line agreement has the following required financial covenants, none of which is met as of December 31, 2004.

	Tangible Net Worth - Minimum of $ 1,000,000
        Net Worth Ratio    - Minimum Ratio of 1.75 to 1
        Working Capital    - Minimum Ratio of $ 100,000
        Current Ratio      - Minimum Ratio of 1.25 to 1
        Income             - Minimum $ 250,000
	Cash Flow
         Requirement       - Minimum of $ 350,000
	Fixed Charge Ratio - Minimum Ratio of 2 to 1
        Other Ratio        - Cash flow to Current maturity of LT Debt of
                             1.25 to 1

Debenture - $500,000. The Company issued a $ 500,000 debenture to Cornell Capital Partners, LP. The Debenture bears interest at 5 % and is due on October 21,2007. The Company has the option to repay the debenture and all accrued interest in cash or to convert the debenture into shares of the Company.

Debenture $250,000 - The Company issued a $ 250,000 debenture to Cornell Capital Partners, LP. The debenture bears no interest and is due on October 21,2007. The Company has the option to repay the debenture and all accrued interest in cash or to convert the debenture into shares of the Company.

The Standby Equity Distribution Agreement provides that during a two year period GreenWorks may demand that Cornell Capital Partners purchase shares of common stock from GreenWorks. The two year period will commence when the Securities and Exchange Commission declares effective a prospectus that will permit Cornell Capital Partners to resell the shares to the public. During that two year period, GreenWorks may make a demand to Cornell Capital Partners no more than once every seven trading days. The maximum purchase price on each demand is $250,000. The Standby Equity Distribution Agreement recites that GreenWorks may demand from Cornell Capital Partners up to $5,000,000 during its term. The number of shares that Cornell Capital Partners will purchase after a demand will be determined by dividing the dollar amount demanded by a per share price. The per share price used will be 95% of the lowest daily volume-weighted average price during the five trading days that follow the date a demand is made by GreenWorks. Cornell Capital Partners is required by the Agreement to pay each amount demanded by GreenWorks, unless (a) there is no prospectus available for Cornell Capital Partners to use in reselling the shares, (b) the purchase would result in Cornell Capital Partners owning over 9.9% of GreenWorks outstanding shares, or (c) the representations made by GreenWorks in the Agreement prove to be untrue.

                  GREENWORKS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  OPERATING LEASE COMMITMENTS

The Company leases certain office space and equipment under operating leases. In June 2004, ESI-NJ began discussions with the managing agents for the Mt Arlington headquarters space regarding the need to reduce the office rent expense in light of the reduced revenue base and reduced staffing. In July, a revised lease was signed effective August 1, 2004 through the end of the original lease term wherein ESI-NJ reduced the space it occupied and received a corresponding reduction in the office rent charged.

The following is a schedule of future minimum rental payments on office space (exclusive of common area charges) required under current operating lease:

        January 2005 - December 2005    $    82,896
        January 2006 - December 2006         82,896
        January 2007 - December 2007         82,896
                                            -------
                                        $   248,688
                                            =======

Rent expense of $ 157,416 and $ 275,940 was recorded by the Company for the year-ended December 31, 2004 and 2003 respectively. In addition to the base rent, the Company also pays for utilities and for its share of increases in operating costs over a base period..

The Company has several operating leases on office equipment. The following is a schedule of future minimum rental payments on operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2004:

        January 2005 - December 31, 2005   $  34,538
        January 2006 - December 31, 2006      33,984
        January 2007 - December 31, 2007      16,926
                                              ------
                                           $  85,448
                                              ======

The Company is currently in negotiations with one lessor to terminate the lease agreement signed by ESI-NJ and return all equipment in exchange for a payment of a reduced settlement amount significantly less then the remaining stream of lease payments due. The full remaining lease payments due, including all payments in arrears would be approximately $ 107,000. The Company is seeking to negotiate a lower settlement and some flexibility in the payment terms. A current liability of $63,000 has been recorded for this lease. There has been no agreement regarding any settlement amount.

The Company is also in negotiations with another lessor to terminate a lease agreement signed by ESI-NJ NJ which runs through March 2005. The lessor has, at the Company's request, picked up the equipment under this lease as well as equipment under other leases where the options to purchase were not exercised. Approximately $ 30,000 is due on all operating leases thru the end of their respective terms. The Company is seeking to negotiate a lower settlement amount but has recorded the full $ 30,000 under current liabilities.

Further, the Company has a capital lease with this lessor which has an expiration date of December 2006. Again, the Company has returned the equipment and is attempting to negotiate a settlement amount. The payments due under the full lease agreement including those in arrears would be approximately $ 25,000. The liability reflected under Capital leases payable as of 12/31/04 includes approximately $ 24,000 (current & non-current) for this lease based on the normal amortization of lease payments. An additional $ 5,000 has been accrued to cover the maximum payments due if no concession is received.

12.  RETIREMENT PLAN

ESI-NJ had a deferred compensation plan (401(k) plan) which Enviro-Sciences has adopted under which eligible employees are permitted to elect the amount of their salary deferrals, subject to certain statutory limitations. Currently, the Company provides a 10% match on all eligible employee deferrals. The gross 401(k) matching contribution expense (before reductions from forfeitures) for the twelve month period ended December 31, 2004 and 2003 was $ 6,847 and $ 11,108 respectively.

                  GREENWORKS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  UNCOMPLETED PROJECTS

Costs and billings on uncompleted projects as of December 31, 2004 are summarized as follows:

Costs incurred on uncompleted projects         $ 1,806,744
Estimated earnings ( losses )                     (336,538)
                                                 ---------
Less:  Billings to date                          1,249,208
                                                 ---------
Totals                                         $   220,998
                                                 =========

Included in the accompanying balance sheets under the following captions:


Costs and estimated earnings (losses) in excess
 of billings on uncompleted projects           $  304,304
Billings in excess of costs and estimated
 earnings (losses) on uncompleted projects        (83,306)
                                                  -------
Net                                            $  220,998
                                                  =======
14.  DEFERRED REVENUES

The total deferred revenues at December 31, 2004 were $615,088, of which $109,667 is shown as a current liability based on management's estimate of progress that will be made in the next twelve months.

Deferred revenues at December 31, 2004 include $215,000 for a fixed price project, and $400,088 for the remediation of the Northvale property (see Note
17).

15.  PROPERTY HELD FOR SALE

ESI-NJ purchased an industrial property in Cleveland, Ohio from its major customer for $59,298. The site requires remediation costs before the property can be sold. Management estimates the remediation liability to approximate the cost of the property. As such, a remediation liability in the amount of $59,298 has been recorded and is included in "accrued other" on the balance sheet in the accompanying financial statements.

16.  RELATED PARTY TRANSACTIONS

Northvale Properties, Inc. ("Northvale") owned a building and land in Northvale, New Jersey, which has an environmental contamination. Northvale was owned by Enviro-Sciences, Inc stockholders and former employees.

The Northvale property was sold in 2001 for $1.8 million, of which $1.5 million was paid at closing and applied to the amount owed to ESI-NJ The $300,000 balance due from the buyer of the property was paid in August 2002 ($200,000) and October 2002 ($100,000) as final payment for all remaining remediation costs. The property may be eligible for the brownfields rebate from the State of New Jersey. The purchaser of the property has assigned the rights to these rebates to the Company if in fact the property is eligible for the rebates. However the amount and timing of any such rebates will depend on the ultimate use of the property. Revenues recognized related to the Northvale project for professional services for years ended December 31, 2004 and 2003 were $ 48,296 and $104,153.

Service and Consulting Agreements. The Company has entered into a number of service and consulting agreements, some of which are with related parties.

Information Technology and Systems services (IT). The Company has entered into an agreement with Candent for the providing of on-going IT management, maintenance and systems development. The amount due for past services is $ 50,000, the contract for future systems development is $350,000, and,the amount of the contract for on going systems management is $50,000 per year. These contracts can be paid in either cash or stock of the company as decided by the Company. The President and owner of Candent is the spouse of the Chairman of the Company.

Environmental Technologies Research and Consulting Services: The Company has entered into two consulting agreements. These agreements provide for research related to the development and acquisition of environmental technologies and consultation on the acquisition of brownfield properties. Each of the agreements are for $125,000 The agreements are with the father and brother of the Chairman of the Company.

Services Agreement regarding initial acquisition transaction of Telco Techologies, GreenWorks ,and Enviro-Sciences. The Company entered into a service agreement with its President in connection with the initial acquisition and formation of the present Company. The agreement is in the amount of $200,000.

                  GREENWORKS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  COMMITMENTS PURSUANT TO CONSULTING AGREEMENTS

GreenWorks is party to eleven contracts that may be settled in cash or stock. As a result of the lack of cash resources, it is likely that most or all of these obligations will be settled by the issuance of GreenWorks stock. the ultimate amoung of stock that would be paid under these agreements is uncertain due to the volatility and fluctuation of the company's stock price. A lower stock price will require the Company to issue more shares to statisfy it obligation under the under the consulting agreements. A summary of the agreements are as follows:

President of GreenWorks. GreenWorks' agreement with its current President provides that, in consideration of prior services, related to the acquisition, he will receive $200,000 in the form of cash or common stock. As of December 31,2004, there no amounts were paid. As of December 31, 2004, there was a liability accrued under this agreement for $ 200,000.

Candent Corporation. GreenWorks and Candent signed an "IT Services Agreement" dated November 1, 2004 pursuant to which Candent is designing, developing and administering information systems for Enviro-Sciences. The agreement calls for GreenWorks to issue to Candent $350,000 in cash or stock in payment for the design and development of a management information system, $50,000 in cash or stock for services to date, and $50,000 in cash or stock for each year in the five year term of the agreement. The President of Candent is a relative of the Chairman of GreenWorks. As of December 31, 2004, there were no amounts paid and there was a liability accrued under this agreement for $50000.

Serenity Capital, LLC. GreenWorks' consulting agreement with Serenity provides that commencing November 1, 2004, Serenity will consult with Enviro-Sciences for one year, including investigation of environmental technologies useful for the Company's Brownfield acquisition and remediation activities. GreenWorks committed in the agreement to pay Serenity $125,000 in cash or stock. The sole member of Serenity Capital is a relative of the Chairman of GreenWorks. As of December 31, 2004, 10,000 shares were paid with a market value of $ 15,000. AS of December 31, 2004, there was a liability accrued under this agreement for $ 5,833.

Cyrus Capital, LLC. GreenWorks' consulting agreement with Cyrus provides that commencing November 1, 2004,, Cyrus will consult with GreenWorks for one year, including investigation of environmental technologies useful for the Company's Brownfield acquisition and remediation activities. GreenWorks committed in the agreement to pay Cyrus $125,000 in cash or stock. The sole member of Cyrus is a relative of the Chairman of GreenWorks. As of December 31, 2004, 8,000 shares were paid with a market value of $ 12,000. As of December 31, 2004, there was an liability accrued under this agreement for $ 8,833.

Acquisition Consultants. GreenWorks has committed to pay three consultants a total of $350,000 in cash or stock for consulting services rendered in connection with GreenWorks' acquisition, through its wholly owned subsidiary Enviro-Sciences, of ESI-NJ. As of December 31, 2004, 30,000 shares were paid with a market value of $ 45,000. As of December 31, 2004, there was a liability accrued under this agreement for $ 305,000.

Business Consultants. GreenWorks has committed to pay three consultant a total of $320,000 in cash or stock for services relating to business development, including identification of Brownfield acquisition opportunities and other acquisition opportunities. As of December 31, 2004, no amounts were paid. As of December 31, 2004, there was a liability accrued under this agreement for $ 24,999.

Former shareholders (four) of ESI-NJ. GreenWorks has committed to issue common stock to these four individuals, who were shareholders of ESI-NJ to satisfy debts owed by ESI-NJ to the four in the aggregate of $1,628,217. Pursuant to that arrangement, GreenWorks will issue 14,487 shares to the Chief Executive officer, 7,129 shares to the Chief Financial Officer 1,323 to a Senior Vice President and 1,073 to a Senior Vice President and Chief Operating Officer GreenWorks has also agreed that if the Chief Executive Officer enters into an employment agreement with GreenWorks and is responsible for a certain level of sales by Enviro-Sciences over the next 36 months, GreenWorks will issue additional shares as needed to assure that he obtains $1,305,564 from the sale of his shares. The maximum grant to him under this anti-dilution provision would occur if he was responsible for $16 Million in sales over the next 36 months, but could not exceed 2.5% of the issued and outstanding GreenWorks shares at the time the additional shares were issued. As of December 31, 2004 no amounts were paid.

                 GREENWORKS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  RELATED PARTY TRANSACTIONS (continued)

COMMITMENTS PURSUANT TO CONSULTING AGREEMENTS (continued)

The following table shows the effect of the foregoing commitments on GreenWorks' outstanding shares, assuming a market price of $2.75 and assuming that no shares are issued to Irving Cohen pursuant to his anti-dilution provisions:

	Outstanding at 12/31/04	      	2,770,268	(81.8%)
        Grainer                            72,727        (2.2%)
        Candent                           163,636        (5.0%)
        Serenity Capital                   45,455        (1.4%)
        Cyrus Capital                      45,455        (1.4%)
        Acquisition Consultants           127,273        (3.9%)
        Business Consultants              116,364        (3.6%)
	Cohen, McKay, Pilewski,and
         Kornreich                         24,012        (0.7%)
                                        ---------        ----
                                        3,285,190        (100%)
                                        ---------        ----
18.  CAPITAL LEASES

The Company leases certain equipment under capital leases expiring in various years through 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of minimum lease payments or the fair values of the asset at the inception of the lease. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in expense for the twelve month period ended December 31, 2004.

Properties under capital leases are as follows as of December 31, 2004:

        Office & Computer Equipment         $   32,781
        Software                                44,312
                                               -------
        Total                                   77,093
	Less:  Accumulated depreciation and
         amortization                          (67,259)
                                               -------
                                            $    9,834
                                               =======

	Future minimum lease payments are as follows:
        January 2005 - December 2005        $   11,880
	January 2006 - December 2006		13,860
                                               -------
        Total payments                          25,740
        Less: amount representing interest       1,702
                                               -------
	Present value of minimum lease
         payments                               24,038
        Less: current portion                   10,000
                                               -------
        Non-current portion                 $   14,038
                                               =======

As noted in Note 10 under Operating leases, the Company is attempting to settle with the lessor for the final payments on this lease.

19.  MEDICAL BENEFITS PROGRAM

The Company self-insures a portion of their employee medical benefits. The Company's exposure is limited on both an individual employee and aggregate basis. Employees contribute a portion of the insurance costs and the program is administered by a third party. Expenses for the company's portion of claims plus insurance premiums for the years ended December 31, 2004 and 2003 were $245,440 and $457,000 net of amounts contributed by employees.

Accrued employee benefits of $47,838 at December 31, 2004, has been recorded for the cost of the "tail" for the semi self-insured plan. This "tail" only becomes payable when the current plan is terminated. Management has no immediate plans to terminate the plan and therefore the liability has been recorded as non-current.

                  GREENWORKS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  LEGAL MATTERS

ESI-NJ was a defendant in a lawsuit where a vendor was seeking damages for non-payment in the amount of $251,291. This obligation was paid by the end-user, a customer of the Company. The Company is in negotiations with the end-user to reach a settlement on this matter. This amount is included in the $659,487 settlement discussed below.

ESI-NJ is a defendant in a lawsuit where a vendor is seeking payment for trucking services in the amount of $56,591. A judgment has been entered against ESI-NJ in this matter. Satisfaction of this obligation is expected to be paid by the end-user. At this time the Company is in negotiations with the end user to reach a settlement on this matter. This amount is included in the $659,487 settlement discussed below. If a settlement cannot be reached and the Company is forced to make a payment, this could have a material impact on the Company's financial statements.

ESI-NJ and a customer have outstanding claims against each other in connection with remediation services, which were provided by ESI-NJ. No action has been filed and both parties are in the process of executing a settlement whereby the customer will make payments directly to the Company's third party vendors for services provided on the customer's sites. The amount currently under consideration is $659,487, which has been offset against accounts payable. The agreement has been executed at this time. The two lawsuits referenced above of $251,291 and $56,591 respectively are included in the $659,487. In conjunction with the write off of the accounts payables the Company has also written off over $4,000,000 of current assets consisting accounts receivables and unbilled earned revenues.. If the Company and the customer are unable to settle this matter directly, the Company expects that a claim and counterclaim will be filed alleging nonpayment and negligence in providing services, both of which could result in material damages.

ESI-NJ is a defendant in an action that a customer filed claiming ESI-NJ was negligent in its failure to recognize asbestos contamination in its Phase I Environmental report and is seeking damages of $650,000. ESI-NJ's insurance carrier is vigorously defending the matter and the amount appears to be within policy limits. Additionally, the Company has accrued $25,000, which is the maximum amount for which the Company would be responsible.

ESI-NJ is a defendant in this litigation where a third party is claiming injuries at an ESI-NJ job site. The suit claims the injuries were the result of ESI-NJ's staff's negligence. However the amount of damages has not yet been determined. ESI-NJ's insurance carrier is vigorously defending the matter and the amount appears to be within policy limits.

ESI-NJ is a defendant in this litigation where the plaintiff is seeking to recover a bankruptcy preference payment in the amount of $16,875. ESI-NJ believes it will be required to pay this amount and therefore we have accrued this in our financial statements.

Enviro-Sciences, Inc has received a judgment as a defendant in a litigation where a former employee is seeking payment of approximately $9,000 in lieu of unused vacation. ESI-NJ has appeal the decision but believes it will be required to pay this amount. Therefore we have accrued this in our financial statements.

ESI-NJ is a plaintiff in this action where it seeks to recover $225,000 for services performed. The customer filed a counter-claim for certain alleged damages, which was dismissed with prejudice. A trial date has yet to be determined. ESI-NJ believes there is a reasonable likelihood that it will be successful in this litigation for the collection of the final contract payment plus accrued interest earned in the trust accounts..

                  GREENWORKS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  STOCKHOLDERS' EQUITY

On October 26, 2004, Telco Technology, Inc. consummated its agreement (the "Agreement") with GreenSpace Capital, L.L.C., and Acutus Capital, L.L.C., to acquire GreenWorks Engineering Corp. Pursuant to the terms of the Agreement, Telco Technology, Inc. acquired 100% of the outstanding capital stock of GreenWorks Engineering Corp. in exchange for 1,000,000 newly issued shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") and two demand promissory note in the principal amount of $100,000 each ($200,000 total). Each share of Preferred Stock was convertible into 2 shares of common stock.

Conversion of Preferred Stock. In December 2004 the 1,000,000 shares of preferred stock held by Acutus and Greenspace were converted into 2,000,000 shares of GreenWorks common.

Reverse Stock Split.   On December 27, 2004,  GreenWorks completed a 50:1
reverse stock split. The 133,469,944 shares outstanding at December 27, 2004 were converted into 2,669,398 shares.

The Company issued 3,995,000 shares of its common stock for consulting services valued at $ 112,274, the value of the services performed.

The Company issued 500,000 shares of its common stock valued at $ 15,000 for financing fees.

STOCK OPTION AND ISSUANCE PLANS

In January 2005 the Board of Directors adopted the 2005 Equity Incentive Plan. The Plan authorizes the Board to grant up to 2,000,000 common shares
to employees and consultants.   The grants may take the form of stock grants,
stock options, restricted stock grants or performance shares.

SUPPLEMENTAL DISCLOSURE FOR STOCK-BASED COMPENSATION

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its Plans and the analogous plans of the Company. SFAS No. 123, "Accounting for Stock-Based Compensation", defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options.

22.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following is presented to supplement the statements of cash flows:

Cash paid during the period ended December 31, 2004 for:

	Interest	$  	132,524
        Income taxes    $            --

Disclosure of non-cash investing and financing activities:

        Shareholder debt converted to equity    $  1,628,217

23.  SUBSEQUENT EVENTS

Subsequent to December 31,2004, the company issued the following:

The Company issued 800,000 shares of its common stock to Candent Corporation.

The Company issued 350,000 shares of its common stock  to its President.

The Company issued 10,000 shares of its common stock to the CEO of Enviro-Sciences.

The Company issued 530,817 shares to various consultants.

The Company issued 100,000 shares of its common stock to Serenity Capital LLC.

The Company issued 100,000 shares of stock to Cyrus Capital LLC

The above shares were issued pursuant to the consulting agreements described in footnote 17 above. Based on the market price of the Company's stock on March 18, 2004 of $ .12 per share, the total value of the 1,890,877 shares issued after December 31, 2004 was $ 226,905.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial and accounting officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

There were no significant changes, including any corrective actions with regard to significant deficiencies and material weaknesses, in our internal controls or in other factors that could significantly affect internal controls since the date of the most recent evaluation of these controls by the Company's chief executive officer and chief financial officer.

Item 8B. OTHER INFORMATION

None.

                                  PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Name             Age       Position
----------------------------------------------------------------------------
James Grainer    50        Chief Executive Officer, Chief Financial Officer,
                             Director
Kevin Kreisler   32        Chairman, Chief Technology Officer

James L. Grainer. Mr. Grainer has made his career in the fields of investment banking and financial management and accounting. From June 2004 until October 2004, when GreenWorks acquired GreenWorks Engineering Corporation, Mr. Grainer was a consultant to GreenWorks Engineering Corporation, assisting GreenWorks Engineering Corporation in connection with its acquisition of ESI-NJ From 2003 until June 2004 Mr. Grainer was the Chief Financial Officer of Polo Linen, where he was responsible for that company's financial management and was involved in all aspect of strategic management. From 2001 until 2003 Mr. Grainer was the Managing Director of Investment Banking and Head of the Investment Banking Group at Zanett Securities, a merchant banking firm located in New York City. From 1992 until 2001 Mr. Grainer was a Managing Director in the Investment Banking Group at Prudential Securities, where he served as a member of the Management Committee for the Prudential Securities Private Equity Fund and held other financial management positions. Prior to joining Prudential Securities, Mr. Grainer was employed by Deloitte & Touche. Mr. Grainer is licensed as a certified public accountant in the State of New York.

Kevin Kreisler. Mr. Kreisler has over fifteen years of diversified business experience specifically including the operation of publicly-traded companies. Mr. Kreisler is currently the Chairman of the Board of GreenWorks Corporation. He also serves as Chairman of the Boards of GreenShift Corporation, a private holding company, Veridium Corporation (OTC Bulletin
Board: VRDM) and Incode Technologies Corp. (OTC Bulletin Board: ICDT). From 2002 until February 2005 Mr. Kreisler served as the Chief Executive Officer of Veridium Corporation, an environmental services business. Mr. Kreisler was Veridium's President from 2000 to 2002, and a Vice President from 1998 to 2000. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

Nominating and Audit Committee

The Board of Directors does not have an audit committee or a nominating committee, due to the small size of the Board. Mr. Grainer, however, is an "audit committee financial expert" within the definition given by the Regulations of the Securities and Exchange Commission, by reason of his experience in public accounting and as a financial officer.

Code of Ethics

The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are so few members of management.

ITEM 10.  EXECUTIVE COMPENSATION

This table itemizes the compensation we paid to Donald McKelvey, who served as GreenWorks' Chief Executive Officer until October 2004, and James Grainer, GreenWorks' president and chief financial officer commencing October 21, 2004. There was no other officer whose salary and bonus for services rendered during the year ended December 31, 2004 exceeded $100,000. As of December 31, 2004, no executive officer held shares of exercisable options for the Company's Common Stock.

                                                  Long-term
                                                  Compensation
                                                  Securities
Name and                     Annual               Underlying       All
Principal                 Compensation            Options          Other
Position              Year Salary Bonus Other     Granted (shares) Compensation
-------------------------------------------------------------------------------
Donald McKelvey      2004  $   -- $ --  $     --      --          $     --
Former Chief         2003      --   --   131,000      --                --
 Executive Officer   2002      --   --    35,000      --                --

James Grainer        2004  11,000   --        --      --                --
New Chief Executive  2003      --   --        --      --                --
 Officer, Chief      2002      --   --        --      --                --
 Financial Officer
 and President

Irving D. Cohen CEO  2004  19,500   --        --      --                --
 Enviro-Sciences     2003      --   --        --      --                --
                     2002      --   --        --      --                --

ITEM 10.  EXECUTIVE COMPENSATION (continued)

Option Grants in Last Fiscal Year to Named Executive Officers. The named executive officers of the Company do not hold any option to purchase shares of the Company's common stock.

EMPLOYMENT AGREEMENTS

GreenWorks' relationships with James L. Grainer and Kevin Kreisler are on an at-will basis. Currently GreenWorks pays $1,000 per week to Mr. Grainer for his services, and does not compensate Mr. Kreisler for his services. Irving Cohen, the Chief Executive Officer of Enviro-Sciences, is paid $ 2,212 per week.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for out-of-pocket expenses incurred on our behalf, but receive no additional compensation for service as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the "beneficial ownership" of the Company's Common Stock as of March 18, 2005 by each of the Company's directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding Common Stock. There are no outstanding equity securities of the Company other than the Common Stock. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding.

Name and Address of    Amount and Nature of     Percentage of
Beneficial Owner(1)    Beneficial Ownership     Outstanding Shares
---------------------------------------------------------------------
Kevin Kreisler (3)              1,140,678                25.01%

James Grainer (2)                 350,000                 7.67%

Current executive
 officers and directors
 as a group                     1,490,678                32.69%

Acutus Capital, LLC (4)         1,140,678                25.01%
411 Hackensack Ave
Hackensack, New Jersey 07601

Cornell Capital Partners, LP (5)  501,073                 9.90%
101 Hudson Street, Suite 3700
Jersey City, New Jersey 07303

(1) Except as otherwise noted, the address of each of these shareholders is c/o GreenWorks Corporation, 111 Howard Boulevard, Suite 108, Mt.
Arlington, NJ 07856.

(2) GreenWorks has committed to issue to Mr. Grainer shares of common stock from time to time that will have, in aggregate, a market value of $200,000.

(3) Represents shares owned by GreenShift Corporation, of which Mr. Kreisler owns all of the outstanding capital stock.

(4) Acutus Capital, L.L.C., is a holding company with no business activities other than ownership of GreenWorks shares. The only person exercising control over Acutus Capital, L.L.C., is James Sonageri.

(5) Represents shares into which the 5% Secured Convertible Debenture could be converted based on the market price of $.12 on March 18, 2005 and subject to the limitation that the Debenture cannot be converted into shares which would cause Cornell Capital Partners to own more than 9.9% of the outstanding common stock. Without that limitation, the Debenture could be converted into 5,208,333 shares on the basis of the March 18, 2005 market price, which would represent 53.3% of the outstanding common shares.

Pledge of Shares by GreenShift Corporation

GreenShift Corporation owns 25% of the outstanding common stock of GreenWorks. GreenShift has pledged those shares as part of the collateral for a $2,000,000 convertible debenture that GreenShift sold to Cornell Capital Partners LP on December 29, 2004. If GreenShift were to default in satisfying that debenture, Cornell Capital Partners would be entitled to foreclose on the collateral, which could result in a change in control of GreenWorks.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2004, and in connection with the Company's various acquisitions and the requirements of financings, the Company was party to the following significant related party transactions:

GreenWorks has committed that from time to time it will issue shares of common stock to James L. Grainer, GreenWorks' Chief Executive Officer, that will have, in aggregate, a market value of $200,000. The shares will be issued as compensation for the consulting services rendered by Mr. Grainer in
connection with the acquisition of Enviro-Sciences by GreenWorks.   To date,
a total of 350,000 shares have been issued.

On October 27, 2004 GreenSpace Capital, LLC and Acutus Capital, L.L.C. sold to GreenWorks all of the capital stock of GreenWorks Engineering Corp. Kevin Kreisler, who in January 2005 became GreenWorks' Chief Technology Officer and a member of its Board, is the sole owner of GreenSpace Capital, LLC. Each of the sellers received from GreenWorks preferred stock that was subsequently converted into 1,000,000 shares of GreenWorks common stock and a promissory note for $100,000, which was satisfied during the following week. GreenSpace Capital subsequently transferred its shares to GreenShift Corporation, which is also owned by Mr. Kreisler.

GreenWorks is party to an "IT Services Agreement" with Candent Corporation dated November 1, 2004. The agreement provides that Candent will design, develop and administer information systems for Enviro-Sciences. The agreement calls for GreenWorks to issue to Candent $350,000 in cash or stock in payment for the design and development of a management information system, $50,000 in cash or stock for services to date, and $50,000 in cash or stock for each year in the five year term of the agreement. To date 800,000 shares have been issued. The President of Candent is the spouse of Kevin Kreisler.

GreenWorks is party to a consulting agreement made in November 2004 with Serenity Capital, LLC that provides that Serenity will consult with Enviro-Sciences for one year, including investigation of environmental technologies useful for Enviro-Sciences' Brownfield acquisition and remediation activities. GreenWorks committed in the agreement to pay Serenity $125,000 in cash or stock. The sole member of Serenity Capital is the father of Kevin Kreisler.

GreenWorks is party to a consulting agreement with Cyrus Capital LLC that provides that Cyrus will consult with Enviro-Sciences for one year, including investigation of environmental technologies useful for Enviro-Sciences' Brownfield acquisition and remediation activities. GreenWorks committed in the agreement to pay Cyrus $125,000 in cash or stock. The sole member of Cyrus is the brother of Kevin Kreisler.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K

The following are exhibits filed as part of the Company's Form 10KSB for the year ended December 31, 2004:

EXHIBITS

Exhibit
Number    Description

3-a Certificate of Incorporation, as amended through January 2000 - filed as an exhibit to the Registration Statement on Form 10-SB and incorporated herein by reference.

3-a(1) Certificate of Amendment of Certificate of Incorporation dated January 8, 2003 - filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

3-a(2) Certificate of Amendment of Certificate of Incorporation dated December 2004 - filed as an exhibit to the Current Report on Form 8-K dated December 27, 2004 and incorporated herein by reference.

3-b Bylaws - filed as an exhibit to the Registration Statement on Form 10-SB and incorporated herein by reference.

10-a Share Purchase and Sale Agreement by and among GreenWorks Corporation, GreenSpace Capital, L.L.C. , Acutus Capital, L.L.C. and the Company, dated September 24, 2004 filed as an exhibit to the Current Report on Form 8-K dated September 24, 2004 and incorporated herein by reference.

10-b 5% Secured Convertible Debenture dated October 21, 2004 issued to Cornell Capital Partners, LP. (1)

10-c      Standby Equity Distribution Agreement dated October 21, 2004 between Telco-Technology, Inc. and Cornell Capital Partners, LP. (1)

21        Subsidiaries -
          GreenWorks Engineering Corp., a Delaware corporation
          Enviro-Sciences (of Delaware), Inc., a Delaware corporation

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
______________________________________

(1)  Filed as an exhibit to the Current Report on Form 8-K dated
     October 27, 2004 and incorporated herein by reference.

                                    -35

REPORTS ON FORM 8K

The following is a list of reports filed on Form 8-K during the period:

1)	Current Report dated October 27, 2004 under Items 1.01, 2.01 and
5.02 concerning the acquisition of GreenWorks Engineering Corp.
and the related changes in management..

2)	Current Report dated November 17, 2004 under Item 4.01 concerning a change in the certifying auditor.

3)	Current Report dated December 27, 2004 under Item 5.03 concerning an amendment to the certificate of incorporation.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rosenberg Rich Baker Berman & Company, P.A. was retained by GreenWorks as its independent accountant on November 17, 2004. Prior to that date, Rosenberg Rich Baker Berman & Company had served as auditor of ESI-NJ and GreenWorks Engineering Corp.

Audit Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $ 17,000 to-date to the Company for professional services rendered for the audit of our 2004 financial statements and review of the financial statements included in our 2004 10-QSB filings. Rosenberg Rich Baker Berman & Company, P.A. billed $50,000 to the Company for professional services rendered for the audit of the 2003 and 2002 financial statements of ESI-NJ

Audit-Related Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2004 for assurance and related services that are reasonably related to the performance of the 2004 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $2,000 to the Company in 2004 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $10,000 to the Company in 2004 for services not described above.

It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Audit Committee.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

GREENWORKS CORPORATION

By: /S/  JAMES GRAINER
----------------------
JAMES GRAINER
Chief Executive Officer

Date:  March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/  JAMES GRAINER
----------------------
JAMES GRAINER
Director, Chief Executive Officer, Chief Financial
 Officer, Chief Accounting Officer

Date:  March 31, 2005

By: /S/ KEVIN KREISLER
----------------------
KEVIN KREISLER
Director

Date: March 31, 2005