Form 10QSB
period 2005-03-31
GREENWORKS CORP
filed 2005-05-16
CIK 1102414

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          _________________________

                                 FORM 10-QSB
                          _________________________


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                        COMMISSION FILE NO.: 0-28887



                           GREENWORKS CORPORATION
      -----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)


         Delaware                                    22-3328734
 ---------------------------------------------------------------------------
 (State of other jurisdiction of                  (IRS Employer
  incorporation or organization)                  Identification No.)


    111 Howard Boulevard, Suite 108, Mount Arlington, New Jersey    07856
    -----------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)


                               (973) 398-8183
               -----------------------------------------------
               (Issuer's telephone number including area code)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [X]   No [ ]

The number of outstanding shares of common stock as of May 9, 2005 was: 54,915,275

                           GREENWORKS CORPORATION
                       QUARTERLY REPORT ON FORM 10QSB
                 FOR THE FISCAL QUARTER ENDED MARCH 31, 2005
                             TABLE OF CONTENTS

                                                             Page No
Part I	Financial Information

Item 1. Financial Statements (unaudited) ......................3

        Consolidated Balance Sheets as of March 31, 2005.......4

	Consolidated Statements of Operations - Three Months
         Ended March 31, 2005 and 2004 ........................5

	Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2005 and 2004.........................6

        Notes to Consolidated Financial Statements.............7

Item 2.	Management's Discussion and Analysis or Plan of
         Operation............................................13

Item 3. Controls and Procedures...............................18

Part II	Other Information

Item 1. Legal Proceedings.....................................19

Item 2. Changes in Securities.................................19

Item 3. Defaults upon Senior Securities.......................19

Item 4. Submission of Matters to a Vote of Security Holders...19

Item 5. Other Information.....................................19

Item 6. Exhibits and Reports on Form 8K.......................19

Signatures                                                    20

                  GREENWORKS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                            AS OF MARCH 31, 2005


                                                         3/31/05
                                                       (unaudited)

ASSETS:
Current assets:
 Cash                                                 $        --
 Accounts receivable, net                                 434,103
 Unbilled Revenues                                        243,501
 Costs and earnings in excess of billings
  on uncompleted projects                                  72,026
 Deferred financing fees                                  108,333
 Prepaid expenses and other current assets                141,717
 Assets to be disposed of                                 205,289
                                                        ---------
 Total current assets                                   1,204,969

 Property and equipment, net                              133,327

Other Assets:
 Security & other deposits                                 26,911
 Costs and earnings in excess of billings
  on uncompleted projects                                 239,675
 Deferred financing costs, net                            171,528
 Property held for sale                                    59,298
                                                        ---------
 Total other assets                                       497,412
                                                        ---------
TOTAL ASSETS                                          $ 1,835,708
                                                        =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                     $   841,832
 Accrued salary costs                                      54,743
 Accrued other                                            774,275
 Payroll taxes payable                                    258,638
 Billings in excess of costs and earnings
  on uncompleted projects                                  26,493
 Line of credit                                         1,196,972
 Notes payable to non-affiliated parties                   57,262
 Installment loans payable                                 63,571
 Capital lease obligations                                 13,038
 Deferred revenues                                        115,525
 Liabilities to be disposed of                            483,893
                                                        ---------
 Total current liabilities                              3,886,242

Accrued employee benefits                                  47,838
Accrued other                                              30,592
Billings in excess of costs and earnings
 on uncompleted projects                                   39,739
Convertible debenture                                     500,000
Notes payable - deferred financing                        250,000
Notes payable to non-affiliated parties                   214,494
Installment loans payable, net of current maturities        2,910
Capital lease obligations, net of current maturities       11,000
Deferred revenues                                         489,788
                                                        ---------
 Total liabilities:                                     5,472,603

Stockholders' equity:
 Common stock $ .001 par value:
  authorized 100,000,000 shares                             8,615
  8,615,275 shares issued and outstanding
 Additional paid-in capital                             3,256,986
 Accumulated deficit                                   (6,902,496)
                                                        ---------
 Total stockholders' equity (impairment)               (3,636,895)
                                                        ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,835,708
                                                        =========

The notes to the Consolidated Financial Statements are an integral part of these statements.

                                    -3-

                  GREENWORKS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                               3/31/05       3/31/04

Revenues                                     $  920,385    $  821,161

Cost of revenues                                457,301       403,755
                                              ---------     ---------
Gross profit                                    463,084       417,407

Operating Expenses
 Selling, general & administrative expenses     304,799       521,573
 Stock-based compensation                       925,837            --
                                              ---------     ---------
Total operating expenses                      1,230,636       521,573

Operating loss                                 (767,552)     (104,166)

Interest Expense                                (53,276)      (53,154)

Gain on sale of fixed assets                         --         7,282
                                              ---------     ---------
Loss from continuing operations                (820,828)     (150,038)

Loss from discontinued operations                (8,622)     (105,873)
                                              ---------     ---------
Net loss                                     $ (829,450)   $ (255,911)
                                              =========     =========

Loss per common share from continuing
 operations                                  $     (.17)   $     (.30)
Loss per share from discontinued operations  $     (.01)   $     (.22)
                                              ---------     ---------
Net loss per common share, basic and diluted $     (.18)   $     (.52)
                                              =========     =========

Weighted average shares of common stock
 outstanding                                  4,778,727       492,432
                                              =========     =========

The notes to the Consolidated Financial Statements are an integral part of these statements.

                  GREENWORKS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                              3/31/05        3/31/04

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss from continuing operations         $ (820,828)   $ (150,038)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities
   Depreciation and amortization                 23,074        13,038
   Amortization of deferred financing costs      22,222            --
   Gain on sale or disposal of equipment             --       (30,245)
   Equity issued in exchange for services
    rendered                                    925,837            --
   Change in provision for doubtful accounts     19,732            --
  (Increase) Decrease in assets:
   Accounts receivable                          (74,086)      (75,063)
   Unbilled revenues                            (72,045)     (167,736)
   Prepaid expenses and other current assets     43,261       (11,284)
   Cost & estimated earnings in excess of
    billings on uncompleted projects             (7,397)       (3,015)
   Security & other deposits                        (50)       15,291
  Increase ( Decrease) in Liabilities:
   Accounts payable, accrued and payroll
    taxes payable (Note 9)                      162,707       (62,308)
  Billings in excess of costs and estimated
   earnings on uncompleted projects             (17,074)       25,940
   Deferred revenues                             (9,775)      (18,279)
                                              ---------      --------
  Cash provided by (used in) continuing
   operations                                   195,578      (463,699)
                                              ---------      --------
  Loss from discontinued operations              (8,622)     (105,873)
  (Increase) decrease in net assets of
   discontinued operations                     (120,523)      483,214
                                              ---------      --------
  Cash (used in) provided by discontinued
   operations                                  (129,145)      377,341
                                              ---------      --------
 Net cash provided by (used in) operating
  activities                                     66,433       (86,358)
                                              ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property & equipment          --        49,030
                                              ---------      --------
 Net cash provided by (used in) investing
  activities                                         --        49,030
                                              ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Loans from stockholders                             --       160,000
 Repayment of stockholder loans                      --        (1,697)
 Loans from non-affiliated parties                7,948         4,799
 Repayment of loans from non-affiliated
  parties                                        (4,580)           --
 Repayment of installment loans and capital
  lease obligations                             (69,801)     (125,774)
                                              ---------     ---------
Net cash (used in) provided by financing
 activities                                     (66,433)       37,328
                                              ---------     ---------
Increase
(decrease) in cash                                   --            --
Cash at beginning of period                          --            --
                                              ---------     ---------
Cash at end of period                       $        --    $       --
                                              =========     =========

The notes to the Consolidated Financial Statements are an integral part of these statements.

                 GREENWORKS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1    BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements that are reviewed no less than annually. Actual results could differ materially from these estimates and assumptions due to changes in environmental industry-related regulations or future operational plans, and the inherent imprecision associated with estimating such future matters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

GOING CONCERN   The accompanying consolidated financial statements have
been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $(1,677,581) during the year ended December 31, 2004. Also, as of March 31, 2005, the Company had no cash, and current liabilities from continuing operations exceeded current assets by $3,159,527. Due to the financial condition, the auditors issued a going concern note for the year ended December 31, 2004.

We believe that our implementation of strong cost management practices, our increased focus on and success in business development and improved profit margins associated with the growing consulting portion of our business may result in the elimination of some of the factors that caused the operating loss suffered in 2004 and the improvement of cash flow in 2005.

Management's plans include raising additional proceeds from debt and equity transactions.

NET INCOME OR LOSS PER COMMON SHARE

The Company computes its net income or loss per common share under the provisions of SFAS No. 128, "Earnings per Share" and SAB No. 98. Under the provisions of SFAS 128 and SAB 98, basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock The computation of diluted earnings (loss) per share does assume exercise of securities that would have an anti-dilutive effect on earnings (loss)per share. Potential future dilutive securities include 13,250,000 shares issue-able under outstanding options as of March 31, 2005.

2    COMMITMENTS PURSUANT TO CONSULTING AGREEMENTS

GreenWorks was party to eleven contracts that were to be settled in cash or stock. These agreements were all terminated on March 31, 2005. A summary of the activity under agreements in each case prior to termination is as follows:

Our prior agreement with our current President provided that for the payment of $200,000 in the form of cash or common stock in consideration for prior services related to our acquisition of our current operating division. For the quarter ended March 31, 2005, 1,350,000 of shares were issued in full satisfaction and settlement of any remaining liability that had been established at December 31, 2004. This agreement was terminated on March 31, 2005.

GreenWorks and Candent signed an "IT Services Agreement" dated November 1, 2004 for the design, development and administration of information systems for ESI. The agreement called for GreenWorks to issue to Candent $350,000 in cash or stock in payment for the design and development of a management information system, $50,000 in cash or stock for services during 2004, and $50,000 in cash or stock for each year in the five year term of the agreement. For the quarter ended March 31, 2005, 2,800,000 shares of stock were issued. Of this amount 300,000 shares were issued with a value of $300,000 and 152,250 shares were issued with a value of $12,499. This value was predicated on the value of the services rendered pursuant to the contract, which provides the more readily

                 GREENWORKS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          COMMITMENTS PURSUANT TO CONSULTING AGREEMENTS (CONTINUED)

determinable value. An additional 2,347,750 shares were issued and valued at par value with a corresponding charge to paid in capital. Upon the eventual sales of these shares any proceeds realized will be credited to the payment of the $350,000 design project with an additional adjustment to paid in capital. There will be continuing services relative to the design and development of a management information system. The ongoing $50,000 IT administrative services agreement have been terminated at March 31, 2005. The President of Candent is the spouse of the Chairman of the Company.

GreenWorks had previously been party to consulting agreements with Serenity Capital, LLC, and Cyrus Capital, LLC, for the provision of certain services. The sole members of each of these two consultants are relatives of the Chairman of the Company. For the quarter ended March 31, 2005, 700,000 shares were issued to these consultants with an aggregate value of $62,498. This value was predicated on the value of the services rendered pursuant to the contracts, which provides the more readily determinable value. These agreements were terminated on March 31, 2005.

GreenWorks had committed to pay three consultants a total of $350,000 in cash or stock for consulting services rendered in connection with GreenWorks' acquisition, through its wholly owned subsidiary Enviro-Sciences, of ESI-NJ. For the quarter ended March 31, 2005, 525,000 shares (in the aggregate) were issued to these three consultants in full satisfaction and settlement of any remaining liability that had been established at December 31, 2004. These contracts were terminated on March 31, 2005.

GreenWorks had committed to pay three consultants a total of $320,000 in cash or stock for services relating to business development, including identification of Brownfield acquisition opportunities and other acquisition opportunities. For the quarter ended March 31, 2005, 450,000 shares were issued with a value of $49,999. This value was predicated on the value of the services rendered pursuant to the
contract, which provides the more readily determinable value.   These
contracts were terminated as of March 31, 2005.

3.   LEGAL MATTERS

ESI-NJ is a defendant in this litigation where the plaintiff is seeking damages for non-payment in the amount of $12,126. ESI-NJ believes it will be required to pay at least a portion of this amount. Therefore, we have accrued this in our financials statements.

ESI-NJ is a defendant in three other litigation matters with an aggregate recovery sought of $ 7,512 where the plaintiff's are seeking damages for non-payment for services rendered. ESI-NJ believes it will be required to pay at least a portion of this amount. Therefore, we have accrued this in our financials statements.

4.   STOCKHOLDERS' EQUITY

SUPPLEMENTAL DISCLOSURE FOR STOCK-BASED COMPENSATION

The Company applies SFAS Opinion No.123 in accounting for stock-based compensation.. SFAS No. 123, "Accounting for Stock-Based Compensation", defined a fair value method accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company issued 13,250.000 stock options as follows:

Board Members (2)                2.0  million options
Employees (2)                   10.0  million options
Consultant (1)                   1.25 million options

The fair value of each stock option is estimated on the grant date using the Black-Scholes Option Pricing Model. The following assumptions were made in estimating the fair value of the stock options:

                 GREENWORKS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     STOCKHOLDERS' EQUITY (CONTINUED)

Dividend Yield                   0
Risk-free interest rate        4.1 %
Expected Life                   10 yrs
Expected Volatility             69 %


The following is a summary of the status of the options outstanding as of March 31, 2005:
                            # shares     weighted average
                                         exercise price
 -
Outstanding at 1/1/2005             -        $       -

Granted                    13,250,000        $     .08
Exercised                           -        $       -
Forfeited                           -        $       -
                           ----------         --------
Outstanding at 3/31/05     13,250,000        $     .08
                           ==========         ========

5.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following is presented to supplement the statements of cash flows:

Cash paid during the period ended March 31,2005 for:

                  Interest        $       27,203
                  Income taxes    $           --

6.   SUBSEQUENT EVENTS

The following events occurred subsequent to March 31, 2005.

Share purchase and sale agreement with GreenShift Corporation
On April 1, 2005 GreenWorks entered into a Share Purchase and Sale Agreement with GreenShift Corporation and its sole shareholder, Viridis Capital, L.L.C. Kevin Kreisler, the sole member of Viridis Capital, is the Chief Executive Officer of GreenWorks.

Pursuant to the Share Purchase and Sale Agreement, GreenShift transferred to GreenWorks on April 1, 2005 equity securities representing 55% of the fully-diluted common stock of Veridium
Corporation (OTCBB: VRDM). Kevin Kreisler is the Chairman of Veridium Corporation, which is engaged in the business of recycling industrial waste. The specific securities transferred by GreenShift to GreenWorks were:

a. 7,106,382 shares of Veridium common stock;
b. 627,122 shares of Veridium Series A Preferred Stock;
c. 966,968 shares of Veridium Series B Preferred Stock;
d. 750,000 shares of Veridium Series C Preferred Stock;
e. an option to purchase 187,500 shares of Veridium Series B Preferred Stock at $4.00 per share; and
f. an option to purchase 375,000 shares of Veridium Series C Preferred Stock at $4.00 per share.

In exchange for the Veridium securities, GreenWorks delivered the following to GreenShift Corporation:

                  GREENWORKS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SUBSEQUENT EVENTS (CONTINUED)

a. 46,300,000 shares of GreenWorks common stock;
b. 1,000,000 shares of non-voting Series B Preferred Stock, which is convertible on December 31, 2006 into the lesser of (i) 50,000,000 shares of common stock or (ii) that number of shares of common stock which, when added to other common stock owned by GreenShift, will equal 80% of the outstanding common stock on that date; and
c. an assumption of GreenShift's obligation to Cornell Capital Partners, L.P. under a 5% Secured Convertible Debenture in the principal amount of $2,000,000 dated December 22, 2004.

The 5% Secured Convertible Debenture, as assigned, requires GreenWorks to pay $2,000,000 plus interest to Cornell Capital Partners on December 22, 2006. GreenWorks will have the option to pay the debt in cash or common stock. Prior to that date, Cornell Capital Partners has the option to convert the principal and accrued interest into GreenWorks common stock. The conversion rate, whether on conversion by Cornell Capital Partners or if issued by GreenWorks in satisfaction of the debt, will be 80% of the lowest closing bid price during the five days preceding conversion.

Option agreement with GreenWorks Engineering Corporation

On April 1, 2005 GreenWorks and its wholly-owned subsidiary,
GreenWorks Engineering Corporation, entered into an Option Agreement dated March 31, 2005 with Acutus Capital, L.L.C. Acutus Capital is the owner of 1,140,769 shares of GreenWorks common stock, representing 25% of the outstanding common stock as of March 31, 2005.

The Option Agreement affords Acutus the right to exchange its GreenWorks common stock for 1,000,000 shares of GreenWorks Engineering Corporation, representing 40% of the equity in GreenWorks Engineering Corporation. The Option Agreement further provides that, in the event of the death or incapacity of Kevin Kreisler, Acutus will have the right to either (a) exchange its GreenWorks common shares for 1,575,000 shares of GreenWorks Engineering Corporation, representing 51% of the outstanding shares, or (b) receive additional shares of GreenWorks common stock so that Acutus would own 4.99% of the outstanding GreenWorks common stock. The Options expire on March 31, 2015.

The Option Agreement further provides that GreenWorks will issue additional common shares to Acutus once each quarter until December 31, 2006. So that Acutus will continue to own 4.99% of GreenWorks' outstanding common stock.

Share purchase and sale agreement with Incandent Corporation LLC

On April 1, 2005 GreenWorks entered into a Share Purchase and Sale Agreement with Incandent Capital, L.L.C. The sole member of Incandent Capital is Kevin Kreisler, GreenWorks' Chairman and Chief Technology Officer.

Pursuant to the Share Purchase and Sale Agreement, on April 1, 2005 Incandent Capital sold to GreenWorks 1,000,000 shares of Series A Preferred Stock of Incode Technologies Corp. (OTCBB: ICDT). The Series A Preferred Stock is convertible into 875,000,000 shares of Incode common stock, representing 64% of the outstanding equity in Incode. Kevin Kreisler, GreenWorks' Chairman, is Chairman of Incode Technologies Corp. James Grainer, GreenWorks' President and Chief Financial Officer, is President and Chief Financial Officer of Incode Technologies Corp. Incode Technologies Corp. is engaged in the business of operating a subscription- based Internet dating site and
is focused on the acquisition of   various commodities and materials
companies. The purchase price paid by GreenWorks to Incandent Capital for the Incode Technologies shares was $1.00.

                  GREENWORKS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             SUBSEQUENT EVENTS
                               (CONTINUED)

Incode acquisition of Warnecke Design Service, Inc.

On April 11, 2005 Incode Technologies Corp ("Incode"), a 70% owned subsidiary of GreenWorks Corporation as of April 1, 2005, announced its execution of an agreement to acquire the stock of Warnecke Design Service, Inc. ("Warnecke"). Warnecke is a specialty metal manufacturer that produces equipment for an array of industries and provides design, development, manufacturing, installation and maintenance services for its clients. Warnecke's customers include electronics, automotive, plastics and other manufacturers, including several Fortune 500 companies.

Under the terms of the acquisition agreement, Incode will acquire Warnecke in return for $400,000 in cash and a $1.5 million convertible note. The note will have a term of 36 months and bear interest at the prime rate plus one point. The Agreement requires that the proceeds of the note be used to pay off Warnecke's existing debt. The acquisition is expected to close during the second quarter of 2005 and is expected to add significantly to the annualized gross sales to Incode.

Business Development Corporation Election

GreenWorks has filed an election pursuant to Section 54 of the Investment Company Act of 1940 to become a Business Development Company ("BDC"). The Company's mission is to develop and support
companies that positively impact the use of natural resources.   The
election will be effective during the second quarter of 2005.

Cornell Capital Partners

The $500,000 convertible debenture that was previously issued to Cornell Capital has been consolidated with the $2,000,000 convertible debenture that was previously issued to Cornell by Greenshift. The total principal amount now owed to Cornell is $2,535,611 including accrued interest of $35,611.The debenture is due on December 22, 2006 and bears interest of 5%. Cornell may, at its option, convert the principal amount of the debenture and any accrued interest into shares of the Company stock and sell such shares at any time. Cornell may convert the debenture into shares of the Company's common stock at a price per share equal to the lesser of (a) the net asset value per share of Common Stock or (b) the market value of the Common Stock determined by the average of the lowest closing price of the Company's Common Stock for the five (5) trading days immediately preceding the Conversion Date.

The Standby Equity Distribution Agreement ("SEDA") with Cornell
Capital Partners has been cancelled. Additionally, the $250,000 debenture that was executed as a commitment fee in conjunction with the SEDA has also been cancelled.


ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. A detailed discussion of some of the risks that may cause such a difference has been set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 in the section numbered "Item 1" under the heading "Description of Business - Business Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  (CONTINUED)

RESULTS OF OPERATIONS THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

Revenues

Total revenues were $920,385 for the three month period ended March 31, 2005, representing an increase of $99,224, from 2004 (12% increase) from the three month period ended March 31, 2004 revenues of $821,161. The increase in revenues was a result of an improved utilization of professional staff.

Cost of Revenues

Cost of revenues for the three month period ended March 31, 2005 was $457,301or 50% of revenue, as compared to $403,755 or 49% of revenue for the three month period ended March 31, 2004. We expect cost of revenues to decrease in the future as we are trending more towards pure consulting contracts where we rely less on subcontractors and suppliers whose costs we pass through with only modest markups where allowed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2005 were $304,799, or 33% of revenue, as compared to $ 521,573, or 64% of revenue for the three month period ended March 31, 2004. The decrease in the ratio of SGA to revenue from 2004 to 2005 was largely the result of decreased indirect payroll and payroll burden. We expect that SG&A costs will continue to decline as a percentage of revenue in future periods as other non-payroll costs are reduced.

Stock-based compensation

During the three-month period ended March 31, 2005 the Company issued stock and stock options valued at $ 925,837 and have included same as a current quarter, non-cash expense.


Depreciation and Amortization

Depreciation and amortization expenses for the three month period ended March 31, 2005 were $45,296, or 5% of revenue, as compared to $26,505, or 3% of revenue for the three month period ended March 31, 2004. The net increase in these expenses was due to the addition of $22,222 in finance fee amortization and a decrease of ($3,431) in depreciation expense as a result of the net reduction in depreciable assets during 2004. The finance fees are payable with stock.

Interest Expense

Interest expenses for continuing operations for the three-month period ended March 31, 2005 were $53,276 or 6% of revenue, as compared to $53,154, or 7% of revenue for the three-month period ended March 31, 2004. We expect that our overall interest expenses will decrease, as a percentage of revenue, in 2005 due to the reduction or elimination of short term interest bearing debt during 2004 and 2005. Further, we do not anticipate a pro-rata increase in new interest bearing debt to support our anticipated increase in revenue.

Discontinued Operations

Although we discontinued the operations of our construction division in 2003, we continue to hold $205,289 in assets and $483,893 in liabilities attributable to that division. Revenue from discontinued operations was $67,698 for the three-month period ended March 31, 2005 and $180,883 for the three-month period ended March 31, 2004. Expenses incurred for these periods were $ 76,320 and $ 286,756, respectively resulting in losses of $ 8,622 and $105,873, respectively.

Net Loss from Continuing Operations

Our net profit for three-month period ended March 31, 2005, before accounting for non-cash, stock-based compensation, was $ 96,387 or 11% of revenue, as compared to a net loss of $150,039, or 18% of revenue for the three-month period ended March 31, 2004. The net loss for the three-month period ended March 31, 2005 (after accounting for non-cash stock-based compensation) was $ 829,450, or 90% of revenue. The improvement in the profitability of operations (exclusive of stock based compensation costs) reflects the fact that the operational improvements initiated by management are achieving the intended results. We believe that our implementation of

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                               (CONTINUED)

strong cost management practices, our increased focus on business development, and the improved profit margins associated with the growing consulting portion of our business will result in the continued improvement of our profitability and the improvement of cash flow in 2005

LIQUIDITY AND CAPITAL RESOURCES

Enviro-Sciences, Inc. ("ESI-NJ"), from which we acquired our current business, carried on that business from its offices in New Jersey from 1975 through 2004. In the early years of the current decade, however, ESI-NJ utilized its bank line of credit to fund the expansion of its operations into a multi-office, decentralized mode, including a construction division. That proved to be a serious mistake, as decentralized operations proved to be inefficient. In addition, a dispute arose between ESI-NJ and the customer that had been providing over 40% of its annual revenue, which resulted in termination of the relationship and almost $4 million in write-offs in 2002 and 2003.
For these reasons, ESI-NJ incurred a net loss of over $3.6 Million in 2002 and a net loss of over 1.1 Million in 2003.

In 2003, therefore, ESI-NJ began the process of returning to a centralized location focused on its core business activities. Since the losses incurred in 2002 caused ESI-NJ to be in default of the financial covenants in its bank lending agreement, the bank provided no more credit. From 2003 until the acquisition of the assets of Enviro-Sciences Inc. by GreenWorks, through its wholly owned subsidiary Enviro-Sciences, the operations of ESI-NJ were funded
primarily by loans from the previous owners of ESI-NJ.   The result
was that at the end of September 2004, ESI-NJ owed the bank $1,346,972, owed its shareholders $1,628,217, and owed $277,663 to two non-affiliated lenders. Further, ESI-NJ was seriously late in paying many of its bills, including $391,502 in unpaid payroll taxes. On September 30, 2004, ESI-NJ's total liabilities were $5,869,408 while total assets were only $1,705,376.

In October 2004 the business of ESI-NJ was acquired by GreenWorks and
new management assumed responsibility for operations.   In the 4th
quarter of 2004 a number of events occurred to improve the financial condition of the Company, resulting mostly from the acquisition. First, the principal non-affiliated lenders agreed to a payment plan for their $268,738 debt. Then, the individuals who sold the assets of ESI-NJ to GreenWorks (through GreenWorks Engineering Corp.), agreed to convert their $1,628,217 debt into GreenWorks common stock.

In October 2004 GreenWorks sold to Cornell Capital Partners, LP a
$500,000 convertible secured debenture, netting $425,000 in proceeds.
As a result of GreenWorks acquisition of Greenshift Corporation, the debenture has been consolidated with the $2,000,000 convertible debenture that was previously issued to Cornell by Greenshift
Corporation, the proceeds of which GreenShift used in large part to acquire equity securities of Viridium Corporation. GreenShift sold those and other securities to GreenWorks on April 1, in exchange for GreenWorks' assumption of the debt to Cornell and GreenWorks equity securities. The total principal amount now owed to Cornell is $2,535,611 including accrued interest of $35,611.The debenture is due on December 22, 2006 and bears interest at 5 %. Cornell is entitled, at its option, to convert all or any part of the principal and interest into shares of the Company's common stock at a price per share equal to the lesser of (a) the net asset value per share of Common Stock or (b) the market value of the Common Stock determined by the average of the lowest closing price of the Company's Common Stock for the five (5) trading days immediately preceding the Conversion Date.

Because we account for our fixed price contracts on the percentage of completion method, our balance sheet can reveal value built into our ongoing contracts. At March 31, 2005 the aggregate of $555,202 reported as "unbilled revenue" and "costs and estimated earnings in excess of billings" represented services we have performed for clients but not yet billed to the clients. The aggregate of $671,545 reported as "billings in excess of cost and estimated earnings" and "deferred revenue" represented revenues we have recorded in advance of incurring the related costs. The net of those two numbers ($116,343) represents a future negative cash flow.

GreenWorks currently has negative working capital of $2,599,273. During the three-month period ended March 31, 2005 our continuing operations provided $195,578 in cash. However, our discontinued operations used $129,145 in cash during the period. The drainage of cash by our construction division should end in the near future, although it is likely that we will be required to pay some of the $278,604 shortfall between the remaining assets of that division and its remaining liabilities. The positive cash generated by our continuing operations indicates that our primary cash issue during the next period will be debt service. For that reason we are actively negotiating with our creditors to achieve debt repayment schedules that will leave us sufficient cash flow to grow our business.

ITEM 3.	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial and accounting officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                (CONTINUED)

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

     On January 7, 2005 GreenWorks issued 30,870 shares of common stock to Donald McKelvey. The shares were issued in consideration of Mr.
McKelvey's guarantee of certain representations regarding accrued liabilities of Telco-Technology, Inc. prior to its reverse merger with GreenWorks Corporation. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about GreenWorks and was acquiring the shares for his own account. There were no underwriters.

     On February 10, 2005 GreenWorks issued 5,000 shares of common stock to a non-affiliated party. The shares were issued in partial satisfaction
of a pre-existing obligation in the amount of $ 20,000.   The sale was
exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about GreenWorks and was acquiring the shares for his own account. There were no underwriters.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a vote of Security Holders

     None.

Item 5. Other Information

     GreenWorks announced its intention to change its name to GreenShift Corporation and has filed an election pursuant to Section 54 of the Investment Company Act of 1940 to become a Business Development
Company ("BDC").
                                    -14-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

EXHIBITS:

     31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

     The following is a list of reports filed on Form 8-K during the period:

     1) Current Report dated January 3, 2005 under Item 5.02 concerning election of a new director
     2) Current Report dated March 31, 2005 under Item 1.02 concerning termination of certain consulting agreements.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.


                                    GREENWORKS CORPORATION

By: /S/ KEVIN KREISLER
--------------------------
KEVIN KREISLER
Chief Executive Officer

Date: May 16, 2005


By:   /S/ JAMES GRAINER
--------------------------------------
JAMES GRAINER
Chief Financial and Accounting Officer

Date: May 16, 2005