Form 10QSB
period 2005-06-30
GREENSHIFT CORP
filed 2005-08-18
CIK 1102414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2005

                          COMMISSION FILE NO.: 0-28887



                             GREENSHIFT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                             22-3328734
--------------------------------------------------------------------------------
(State of other jurisdiction of                                   (IRS Employer
incorporation or organization                                Identification No.)


111 Howard Boulevard, Suite 108, Mt. Arlington New Jersey                 07856
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (973) 398-8183
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


                             GreenWorks Corporation
--------------------------------------------------------------------------------
                   (Former Name, if Changed Since Last Report)



Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.



The  number  of  outstanding  shares of  common  stock as of June 30,  2005 was:
75,267,506.

Transitional Small Business Disclosure Format:  Yes       No  X .
                                                ---      ---

                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I    Financial Information
Item 1.   Financial Statements ...............................................................................3

          After Filing Election to be Regulated as an Investment Company
          Consolidated Balance Sheet as of June 30, 2005 (Unaudited) .........................................4
          Consolidated Statement of Operations (Unaudited) - Three Months Ended June 30, 2005 ................5
          Consolidated Statement of Changes in Net Assets (Unaudited) - Three Months Ended June 30, 2005 .... 6
          Consolidated Statement of Cash Flows (Unaudited) - For the Three Months Ended June 30, 2005 ....... 7
          Consolidated Statement of Investments (Unaudited) - For the Three Months Ended June 30, 2005 ...... 8

          Prior to Filing Election to be Regulated as an Investment Company
          Consolidated Balance Sheet as of March 31, 2005 (Unaudited) ........................................9
          Consolidated Statement of Operations (Unaudited) - Three Months Ended March 31, 2005 ..............10
          Consolidated Statement of Cash Flows (Unaudited) -  For the Three Months Ended March 31, 2005 .....11

          Notes to Unaudited Consolidated Financial Statements ..............................................12
Item 2.   Management's Discussion and Analysis or Plan of Operation .........................................29
Item 3.   Controls and Procedures ...........................................................................44

Part II   Other Information
Item 1.   Legal Proceedings .................................................................................45
Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity Securities ....................45
Item 3.   Defaults Upon Senior Securities ...................................................................45
Item 4.   Submission of Matters to a Vote of Security Holders ...............................................45
Item 5.   Other Information .................................................................................45
Item 6.   Exhibits and Reports on Form 8K ...................................................................45

Signatures                                                                                                   46

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005
                                   (UNAUDITED)

                                                                           6/30/05
                                                                       (unaudited)
                                                                      ------------
ASSETS
Portfolio at value:
   Companies more than 25% owned (cost: $7,420,904) ................   $ 7,715,542
   Companies 5% to 25% owned (cost: $1,197,437) ....................     1,305,931
   Companies less than 5% owned (cost: $48,000) ....................       192,250
                                                                       -----------

     Total portfolio at value (cost: $8,666,341) ...................     9,213,723

Notes receivable ...................................................        20,700
Accrued interest, dividends and fees receivable ....................       350,000
Other assets .......................................................         3,181
Deferred financing fees ............................................        58,334
Cash and cash equivalents ..........................................        31,146
                                                                       -----------

       Total assets ................................................   $ 9,677,084
                                                                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes payable and debentures (maturing within one year: $944,702)   $ 3,582,425
   Revolving line of credit ........................................          --
   Investment payable ..............................................     1,097,437
   Accounts payable and other liabilities ..........................       423,188
                                                                       -----------

     Total liabilities .............................................     5,103,050

Shareholders' equity:
   Series B preferred stock, $0.001 par value:
     1,000,000 shares authorized and outstanding ...................         1,000
   Common stock, $0.001 par value, 100,000,000 authorized;
     75,267,506 shares issued and outstanding ......................        75,267
   Additional paid in capital ......................................     4,812,633
   Net unrealized appreciation (depreciation) on portfolio .........       105,382
   Undistributed (distributions in excess of) earnings .............       180,696
   Cumulative effect of conversion to BDC ..........................       717,000
   Retained deficit from operations prior to conversion to BDC .....    (1,317,944)
                                                                       -----------

           Total shareholders' equity ..............................     4,574,034

       Total liabilities and stockholders' equity ..................   $ 9,677,084
                                                                       ===========

       Net asset value per common share ............................   $      0.21
                                                                       ===========

            The notes to the consolidated financial statements are an
                       integral part of these statements.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                                                         For The Three Months
                                                           Ended June 30, 2005
                                                         ---------------------

Interest and related portfolio income:

   Interest and dividends:
     Companies more than 25% owned .....................   $       --
     Companies 5% to 25% owned .........................           --
     Companies less than 5% owned ......................           --
                                                           ------------

       Total interest and dividends ....................           --

   Fees and other income:
     Companies more than 25% owned .....................        200,000
     Companies 5% to 25% owned .........................           --
     Companies less than 5% owned ......................        150,000
                                                           ------------

       Total fees and other income .....................        350,000

         Total interest and related portfolio income ...        350,000
                                                           ============

Operating Expenses:

   Interest ............................................         48,763
   Employee ............................................           --
   Administrative ......................................        120,541
                                                           ------------

     Total expenses ....................................        169,304
                                                           ------------

Net investment income before income taxes ..............        180,696
Income tax expense (benefit) ...........................           --

   Net investment income ...............................   $    180,696
                                                           ============

Net realized and unrealized gains (losses):

   Net unrealized gains (losses):
     Companies more than 25% owned .....................   $   (147,362)
     Companies 5% to 25% owned .........................        108,494
     Companies less than 5% owned ......................        144,250
                                                           ------------
       Total net unrealized gains (losses) .............        105,382

   Net change in unrealized appreciation or depreciation        105,382
                                                           ------------

   Cumulative effect of conversion to BDC ..............        717,000

         Total net gains (losses) ......................   $    822,382
                                                           ============
   Net increase in net assets resulting from operations    $  1,003,078
                                                           ============

   Basic and diluted earnings per common share
     before cumulative effect of conversion to BDC .....   $      0.013

   Cumulative effective of conversion to
     BDC per common share ..............................   $      0.033
                                                           ------------
   Basic and diluted earnings per common share .........   $      0.046
                                                           ============
   Weighted average common shares outstanding ..........     21,823,453


            The notes to the consolidated financial statements are an
                       integral part of these statements.


     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                                                                       For The Three Months
                                                                        Ended June 30, 2005
                                                                        -------------------
Operations:

   Net investment income ................................................   $    180,696
   Net realized gains ...................................................           --
   Net change in unrealized appreciation or depreciation ................        105,382
   Cumulative effect of conversion to BDC ...............................        717,000
                                                                            ------------

     Net increase in net assets resulting from operations ...............      1,003,078

Shareholder distributions:

   Common stock dividends ...............................................           --
   Preferred stock dividends ............................................           --
                                                                            ------------

     Net decrease in net assets resulting from shareholder distributions            --

Capital share transactions:

   Issuance of common stock for portfolio investments ...................      3,471,500
   Issuance of preferred stock for portfolio investments ................          1,000
   Issuance of common stock upon conversion of debt repayments ..........        600,500
   Other ................................................................           --
                                                                            ------------

     Net increase in net assets resulting from capital share transactions      4,073,000

     Total increase (decrease) in net assets ............................      5,076,078

Net assets at beginning of period .......................................   $   (502,044)

Net assets at end of period .............................................   $  4,574,034

Net asset value per common share ........................................   $       0.21

Common shares outstanding at end of period ..............................     75,267,506


            The notes to the consolidated financial statements are an
                       integral part of these statements.


     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                                                                    For The Three Months
                                                                     Ended June 30, 2005
                                                                    --------------------

Cash flows from operating activities:

   Net increase in net assets resulting from operations: ...........   $ 1,003,078
   Adjustments:
     Portfolio investments .........................................      (174,761)
     Principal collections related to investment repayments or sales          --
     Change in accrued or reinvested interest and dividends ........          --
     Amortization of discounts and fees ............................          --
     Changes in accrued interest, dividends and fees receivable ....      (350,000)
     Changes in accrued liabilities ................................       121,671
     Depreciation and amortization .................................         6,250
     Change in deferred financing fee ..............................       (34,022)
     Realized gains from receipt of notes and other securities as
       consideration from sale of investments, net of collections ..          --
     Realized (gains) losses .......................................          --
     Net change in unrealized (appreciation) or depreciation .......      (105,382)
     Cumulative effect of conversion to BDC ........................      (717,000)
                                                                       -----------

       Net cash provided by (used in) operating activities .........      (250,166)

Cash flows from financing activities:

   Sale of common stock ............................................       100,000
   Sale of common stock upon the exercise of stock options .........          --
   (Issuance of) repayments on notes receivable ....................       (20,700)
   Borrowings under notes payable and debentures ...................       322,312
   (Repayments) on notes payable and debentures ....................      (120,300)
   Net borrowings under (repayments on) revolving line of credit ...          --
   Other financing activities ......................................          --
   Common stock dividends and distributions paid ...................          --
                                                                       -----------

       Net cash provided by (used in) financing activities .........       281,312

Net increase (decrease) in cash and cash equivalents ...............        31,146

Cash and cash equivalents at beginning of period ...................          --
                                                                       -----------

Cash and cash equivalents at end of period .........................   $    31,146
                                                                       ===========

Supplemental schedule of non-cash financing activities:

   Issuance of common stock upon  investment in portfolio company ..   $ 3,471,500
   Issuance of preferred stock upon  investment in portfolio company         1,000
   Issuance of debentures in return for equity in portfolio company        400,000
   Issuance of common stock upon conversion of debentures ..........       597,500


            The notes to the consolidated financial statements are an
                       integral part of these statements.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INVESTMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

Portfolio Company                                  Investment                            June 30, 2005 (unaudited)
(Nature of Business)                                                               -----------------------------------------
                                                                                       Principal          Cost         Value
----------------------------------------------------------------------------------------------------------------------------
Veridium Corporation  (1) (2)           Common Stock (8,335,944 shares)             $         --   $  1,014,914  $   757,713
Paterson, New Jersey                    Series A Preferred Stock (627,122 shares)             --         85,792       64,050
(Environmental Services)                Series B Preferred Stock (966,968 shares)             --      2,329,231    1,738,954
----------------------------------------------------------------------------------------------------------------------------
                                        Series C Preferred Stock (750,000 shares)             --      1,500,000    1,119,869
                                        Warrants (562,500 preferred shares)                   --            --           --

INSEQ Corporation (1) (3)               Common Stock (2,587,513,297 shares)                   --      1,588,967    2,027,956
Mount Arlington, New Jersey             Series C Preferred Stock (400,000 shares)(4)      400,000       400,000      400,000
(Secondary Commodities)
----------------------------------------------------------------------------------------------------------------------------

GreenWorks Corporation  (5)             Common Stock (1,500,000 shares)                       --        500,000    1,605,000
Mount Arlington, New Jersey
(Engineering Services)
----------------------------------------------------------------------------------------------------------------------------

GreenShift Industrial Design (6)        Common Stock (1,000,000 shares)                       --          1,000        1,000
New York, New York
(Technology Design & Marketing)
----------------------------------------------------------------------------------------------------------------------------

Coriolis Energy Corporation (6)         Common Stock (1,000,000 shares)                       --          1,000        1,000
New York, New York
(Green Energy Research)
----------------------------------------------------------------------------------------------------------------------------

TDS (Telemedicine), Inc. (1) (7)        Common Stock (3,000,000 shares)                       --         48,000      192,500
Corpus Christi, Texas
(Real Estate and Infrastructure)
----------------------------------------------------------------------------------------------------------------------------

Ethanol Oil Recovery Systems, L.L.C(8)  Membership Units (15,893 units)                       --      1,197,437    1,305,931
Clayton, Georgia
(BioDiesel Fuel Production)
----------------------------------------------------------------------------------------------------------------------------

(1)  Denotes public company.

(2) The value reported here is based on an independent third party assessment of Veridium's current enterprise value. Certain of the Company's holdings in Veridium are dilution protected at 25% of the fully diluted capital stock of Veridium until December 31, 2006, and include holdings that are price-protected in the aggregate amount of $2.5 million. On a fully diluted basis, Veridium's market capitalization as of June 30, 2005, was $9.4 million.

(3) The value reported here is based on an independent third party assessment of INSEQ's current enterprise value. The Company's common stock holdings in INSEQ are dilution protected until December 31, 2006 at 70% of the fully diluted capital stock of INSEQ.

(4) The Company's INSEQ Series C Preferred Stock has face value of $400,000, a fixed conversion price of $0.01 and a 5% coupon, with payments commencing March 31, 2006. The Company's policy is to value such instruments at the value of coupon payments due within one year once such payment become payable.

(5) The value reported here is based on an independent third party assessment of GreenWorks' current enterprise value.

(6) GreenShift Industrial Design Corporation and Coriolis Energy Corporation are all pre-revenue wholly-owned subsidiaries of the Company and their value is deemed to be equal to the Company's cost as of June 30, 2005.

(7) The Company's holdings in TDS are shown here at cost. The Company is also due to receive additional shares of common stock from TDS that are price-protected at $150,000.

(8) The value reported here is based on an independent third party assessment of Ethanol Oil Recovery's current enterprise value.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        AS OF MARCH 31, 2005 (UNAUDITED)
         PRIOR TO FILING ELECTION TO BE REGULATED AS INVESTMENT COMPANY

                                                                       3/31/05
                                                                     (unaudited)
                                                                     -----------
ASSETS:
Current assets:
   Cash .........................................................   $      --
   Accounts receivable, net .....................................       434,103
   Unbilled revenues ............................................       243,501
    Costs and earnings in excess of billings
     on uncompleted projects ....................................        72,026
    Deferred financing fees .....................................       108,333
    Prepaid expenses and other current assets ...................       141,717
    Assets to be disposed of ....................................       205,289
                                                                    -----------
       Total current assets .....................................     1,204,969

    Property and equipment, net .................................       133,327

Other Assets:
   Security and other deposits ..................................        26,911
    Costs and earnings in excess of billings
     on uncompleted projects ....................................       239,675
   Deferred financing costs, net ................................       171,528
   Property held for sale .......................................        59,298
                                                                    -----------
       Total other assets .......................................       497,412
                                                                    -----------

TOTAL ASSETS ....................................................   $ 1,835,708
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
            Accounts payable ....................................       841,832
            Accrued salary costs ................................        54,743
            Accrued other .......................................       774,275
            Payroll taxes payable ...............................       258,638
            Billings in excess of costs and earnings
            on uncompleted projects .............................        26,493
            Line of credit ......................................     1,196,972
   Notes payable to non-affiliated parties ......................        57,262
   Installment loans payable ....................................        63,571
            Capital lease obligations ...........................        13,038
            Deferred revenues ...................................       115,525
            Liabilities to be disposed of .......................       483,893
                                                                    -----------
       Total current liabilities ................................     3,886,242

Accrued employee benefits .......................................        47,838
Accrued other ...................................................        30,592
Billings in excess of costs and earnings
   on uncompleted projects ......................................        39,739
Convertible debenture ...........................................       500,000
Notes payable - deferred financing ..............................       250,000
Notes payable to non-affiliated parties .........................       214,494
Installment loans payable, net of current maturities ............         2,910
Capital lease obligations, net of current maturities ............        11,000
Deferred revenues ...............................................       489,788
                                                                    -----------
       Total liabilities: .......................................     5,472,603

Stockholders' equity:
   Common stock $ 0.001 par value, authorized 100,000,000 shares;
     8,615,275 shares issued and outstanding ....................         8,615
   Additional paid-in capital ...................................     3,256,986
   Accumulated deficit ..........................................    (6,902,496)
                                                                    -----------
       Total stockholders' equity (impairment) ..................    (3,636,895)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $ 1,835,708
                                                                    ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)
         PRIOR TO FILING ELECTION TO BE REGULATED AS INVESTMENT COMPANY

                                                                        3/31/05        3/31/04
                                                                     --------------------------
Revenues .........................................................   $   920,385    $   821,161
Cost of revenues .................................................       457,301        403,755
                                                                     -----------    -----------
   Gross profit ..................................................       463,084        417,407
                                                                     -----------    -----------

Operating expenses:
   Selling, general and administrative expenses ..................       304,799        521,573
   Stock-based compensation ......................................       925,837           --
                                                                     -----------    -----------

     Total operating expenses ....................................     1,230,636        521,573

Operating  loss ..................................................      (767,552)      (104,166)

Interest expense .................................................       (53,276)       (53,154)
Gain on sale of fixed assets .....................................          --            7,282
                                                                     -----------    -----------

Loss from continuing operations ..................................      (820,828)      (150,038)

Loss from discontinued operations ................................        (8,622)      (105,873)
                                                                     -----------    -----------

Net loss .........................................................   $  (829,450)   $  (255,911)
                                                                     ===========    ===========

Loss per common share from continuing operations .................   $     (0.17)   $     (0.30)

Loss per share form discontinued operations ......................   $     (0.01)   $     (0.22)

Total loss per common Net loss per common share, basic and diluted   $     (0.18)   $     (0.52)
                                                                     ===========    ===========

Weighted average shares of common stock outstanding ..............     4,778,727        492,432
                                                                     ===========    ===========


            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
         PRIOR TO FILING ELECTION TO BE REGULATED AS INVESTMENT COMPANY

                                                                                                3/31/05      3/31/04
                                                                                             -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations ........................................................   $(820,828)   $(150,038)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization .........................................................      23,074       13,038
     Amortization of deferred financing  costs .............................................      22,222         --
     Gain on sale or disposal of equipment .................................................        --
                                                                                                              (30,245)
       Equity issued in exchange for services rendered .....................................     918,015         --
     Change in provision for doubtful accounts .............................................      19,732         --
   (Increase) Decrease in assets:
     Accounts receivable ...................................................................     (74,086)     (75,063)
     Unbilled revenues .....................................................................     (72,045)    (167,736)
         Prepaid expenses and other current assets .........................................      43,261      (11,284)
         Cost and estimated earnings in excess of billings on uncompleted projects .........      (7,397)      (3,015)
     Security and other deposits ...........................................................         (50)      15,291
   Increase (decrease) in liabilities:
        Accounts payable, accrued and payroll taxes payable ................................     170,529      (62,308)
    Billings in excess of costs and estimated earnings on uncompleted projects .............     (17,074)      25,940
    Deferred revenues ......................................................................      (9,775)     (18,279)
                                                                                               ---------    ---------
       Cash provided by (used in) continuing operations ....................................     195,578     (463,699)
                                                                                               ---------    ---------

Loss from discontinued operations ..........................................................      (8,622)    (105,873)
   (Increase) decrease in net assets of discontinued operations ............................    (120,523)     483,214
                                                                                               ---------    ---------
       Cash (used in) provided by discontinued operations ..................................    (129,145)     377,341
                                                                                               ---------    ---------
       Net cash provided by (used in) operating activities .................................      66,433      (86,358)
                                                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of property & equipment ..............................................        --         49,030
                                                                                               ---------    ---------
Net cash provided by (used in) investing activities
                                                                                                    --         49,030
                                                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

   Loans from stockholders .................................................................        --        160,000
   Repayment of stockholder loans ..........................................................        --         (1,697)
   Loans from non-affiliated parties .......................................................       7,948        4,799
   Repayment of loans from non-affiliated parties ..........................................      (4,580)        --
   Repayment of installment loans and capital lease obligations ............................     (69,801)    (125,774)
                                                                                               ---------    ---------

     Net cash (used in  provided by financing activities ...................................     (66,433)      37,328
                                                                                               ---------    ---------
Increase (decrease) in cash ................................................................        --           --

Cash at beginning of period ................................................................        --           --
                                                                                               ---------    ---------
Cash at end of period ......................................................................   $    --      $    --
                                                                                               =========    =========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

GreenShift Corporation (f/k/a GreenWorks Corporation), a Delaware corporation ("we", "our", "us", "GreenShift" or the "Company"), is a closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act").

We were formerly known as GreenWorks Corporation and our former operations were conducted through our wholly owned subsidiary, GreenWorks Engineering Corporation. On April 1, 2005, we acquired majority equity stakes in Veridium Corporation ("Veridium") (OTC Bulletin Board: VRDM) and INSEQ Corporation ("INSEQ") (OTC Bulletin Board: INSQ) from affiliates of Kevin Kreisler, our chairman and chief executive officer. We subsequently filed an election on Form N54A pursuant to Section 54 of the 1940 Act to be regulated as a BDC, and we changed our name from "GreenWorks Corporation" to "GreenShift Corporation". We also changed the name of our former operating subsidiary from "GreenWorks Engineering Corporation" to "GreenWorks Corporation."

GreenShift's business model is to develop and support companies and technologies that facilitate the efficient use of natural resources and catalyze transformational environmental gains. GreenShift plans to use equity and debt capital to support and drive the value of its existing portfolio of companies and to make investments in a diversified mix of strategically compatible growth stage public and private businesses and technologies. GreenShift's portfolio as of June 30, 2005 included investments in the following environmentally proactive companies:

         Portfolio Company                                                               Type of Business
         ------------------------------------------------------------------------------------------------
         o        Veridium Corporation (OTCBB: VRDM) ............................. Environmental Services
         o        INSEQ Corporation (OTCBB: INSQ) ................................. Secondary Commodities
         o        GreenWorks Corporation ........................................... Engineering Services
         o        GreenShift Industrial Design Corporation ................ Technology Design & Marketing
         o        Coriolis Energy Corporation ..................................... Green Energy Research
         o        TDS (Telemedicine), Inc. (Pink Sheets: TDST) ........... Real Estate and Infrastructure
         o        Ethanol Oil Recovery Systems, Inc. .........................  BioDiesel Fuel Production

In accordance with specific rules prescribed for investment companies, subsidiaries hold investments on behalf of the Company or provide substantial services to the Company. Portfolio investments are held for purposes of deriving investment income and future capital gains. The financial results of the Company's portfolio investments are not consolidated in the Company's financial statements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Conversion to Investment Company Accounting

The results of operations for 2005 are divided into two periods. The period from January 1, 2005 through March 31, 2005 reflects the Company's results prior to commencing operations as a regulated BDC under the 1940 Act. The period from April 1, 2005 through June 30, 2005 reflects the Company's results of operations as a BDC. Accounting principles used in the preparation of the financial statements beginning April 1, 2005 are different from those used for prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable, and are presented separately herein. The primary differences in accounting principles are due to the requirements of the 1940 Investment Company Act and Regulation S-X. The Company filed an election to become regulated as a BDC under the 1940 Act on April 1, 2005. The controlling sections of the 1940 Act and the relevant accounting sections of Regulation S-X require that (1) a BDC may not consolidate the operations of its portfolio companies with operations of the BDC and (2) a BDC must provide to its investors the cost basis, fair market value, and the net realized gain or loss and or the net unrealized gain or loss of each of its portfolio investments on a quarterly basis. Accordingly, to comply with the various BDC requirements, the Company, and its wholly owned subsidiary, GreenWorks Corporation (f/k/a GreenWorks Engineering Corporation, and its wholly owned subsidiary, Enviro-Sciences (of Delaware), Inc., which had previously reported consolidated financial statements made the appropriate adjustments to deconsolidate assets, liabilities and operations that had previously been reported on a consolidated basis.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The consolidated condensed interim financial statements included herein have been prepared by the Company statements for the interim period ending June 30, 2005 and the three months ended March 31, 2005 and 2004, are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and Article 10 of Regulation S-X. In the opinion of management, these financial statements include in all adjustments which, except as described elsewhere herein, are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year.

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

Investments are presented in three categories: companies more than 25% owned, which represent portfolio companies where the Company directly or indirectly owns more than 25% of the outstanding voting securities of such portfolio company and, therefore, are deemed controlled by the Company under the 1940 Act; companies owned 5% to 25%, which represent portfolio companies where the Company directly or indirectly owns 5% to 25% of the outstanding voting securities of such portfolio company or where the Company holds one or more seats on the portfolio company's board of directors and, therefore, are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned which represent portfolio companies where the Company directly or indirectly owns less than 5% of the outstanding voting securities of such portfolio company and where the Company has no other affiliations with such portfolio company. The interest and related portfolio income and net realized gains (losses) from the portfolio and other sources are included in the companies less than 5% owned category on the consolidated statement of operations. In the ordinary course of business, the Company enters into transactions with portfolio companies in the more than 25% owned and the 5% to 25% owned categories that may be considered related party transactions.

VALUATION OF PORTFOLIO INVESTMENTS

The Company has retained the services of an independent third party valuation company, Business Valuation Center of Reston, Virginia ("BVC"), to provide an assessment of the fair market value of the Company's investments. The Company's financial statements for the three months ended June 30, 2005 have been prepared in connection with BVC's conclusions, which conclusions were based on a variety of conventionally accepted valuation methods.

The Company, as a BDC, has invested in illiquid securities including debt and equity securities of companies. The Company's investments are generally subject to restrictions on resale and generally have a thinly-traded or no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company's valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company's valuation policy considers the fact that little or no ready market exists for substantially all of the securities in which it invests. The Company's valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of the Company's debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and the Company's equity security has also appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LOANS AND DEBT SECURITIES

For loans and debt securities, fair value generally approximates cost unless the borrower's enterprise value, overall financial condition or other factors lead to a determination of fair value at a different amount.

When the Company receives nominal cost warrants or free equity securities ("nominal cost equity"), the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. At that time, the original issue discount basis of the nominal cost equity is recorded by increasing the cost basis in the equity and decreasing the cost basis in the related debt securities.

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Interest on loans and debt securities is not accrued if the Company has doubt about interest collection. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by the Company depending on such company's capital requirements. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.

The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate plus the annual amortization of loan origination fees, original issue discount, and market discount on accruing loans and debt securities less the annual amortization of loan origination costs, divided by
(b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date.

EQUITY SECURITIES

The Company's equity interests in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company's equity securities, or other liquidation events. The determined equity values are generally discounted to account for restrictions on resale or minority ownership positions.

The value of the Company's equity interests in public companies for which market quotations are readily available is based on the average closing public market price for the ten days preceding the balance sheet date. The Company's policy is to value its equity interests in public companies at a discount of 25% from the public market value of the security, subject to considerations including certain restrictions on liquidation and the divergence of such value from the deemed enterprise value of the portfolio company.

Dividend income is recorded on preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected, and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.

NET RELAIZED GAINS OR LOSSES AND NET CHANGE IN UNREALIZED APPRECIATION OR DEPRECIATION

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FEE INCOME

Fee income includes fees for guarantees and services rendered by the Company to portfolio companies and other third parties such as diligence, structuring, transaction services, management services, and other advisory services. Guaranty fees are recognized as income over the related period of the guaranty. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management and other advisory services fees are generally recognized as income as the services are rendered.

GUARANTEES

The Company accounts for guarantees under FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the "Interpretation"). In accordance with the Interpretation, guarantees meeting the characteristics described in the Interpretation, and issued or modified after December 31, 2002, are recognized at fair value at inception. However, certain guarantees are excluded from the initial recognition provisions of the Interpretation. See Note 5 for disclosures related to the Company's guarantees.

FINANCING COSTS

Debt financing costs are based on actual costs incurred in obtaining debt financing and are deferred and amortized as part of interest expense over the term of the related debt instrument. Costs associated with the issuance of common stock, such as underwriting, accounting and legal fees, and printing costs are recorded as a reduction to the proceeds from the sale of common stock.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks and all highly liquid investments with original maturities of three months or less.

DIVIDENDS TO SHAREHOLDERS

Dividends to shareholders are recorded on the record date.

STOCK COMPENSATION PLANS

The Company has a stock-based employee compensation plan pursuant to which no stock or options were issued during the three months ended June 30, 2005. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net increase in net assets resulting from operations, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net increase in net assets resulting from operations and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months ended June 30, 2005:

                                                                                6/30/05
------------------------------------------------------------------------------------------
Net increase in net assets resulting from operations as reported         $     1,003,078

Less: stock based employee compensation expense determined
under the fair value method for all awards, net of related tax effects                --
                                                                         ---------------

Pro forma net increase in net assets resulting from operations                 1,003,078
Less preferred stock dividends                                                        --
                                                                         ---------------

Pro forma net income available to common shareholders                    $     1,003,078
                                                                         ===============

Basic and diluted net loss per common share, as reported                 $         0.038
                                                                         ===============

Pro forma basic and diluted net loss per common share                    $          0.038
                                                                         ================

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK COMPENSATION PLANS (continued)

Pro forma expenses are based on the underlying value of the options granted by the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the three months ended June 30, 2005:

                                                                      6/30/05
                                                                      --------
Dividend yield                                                              --
Expected volatility                                                        69%
Risk-free interest rate                                                     2%
Expected life                                                              4.5

FEDERAL AND STATE INCOME TAXES

The Company intends to comply with the requirements of the Internal Revenue Code ("Code") that are applicable to regulated investment companies ("RIC"). The Company and its subsidiaries that qualify as a RIC intend to distribute or retain through a deemed distribution all of their annual taxable income to shareholders; therefore, the Company has made no provision for income taxes for these entities.

PER SHARE INFORMATION

Basic earnings per common share is calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per common share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. Earnings per share is computed after subtracting dividends on preferred shares.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The consolidated financial statements include portfolio investments at value of $9.2 million at June 30, 2005. At June 30, 2005, 97.8% of the Company's total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors' determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

STOCK COMPENSATION PLANS

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (the "Statement"), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement expresses no preference for a type of valuation model and was originally effective for most public companies' interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission issued a rule deferring the effective date to January 1, 2006, for most companies. The scope of the Statement includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating the effects of the Statement on its financial position and results of operations with respect to the selection of a valuation model. See the Company's current disclosure under APB Opinion No. 25 above.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NOTES RELATING TO THE COMPANY'S OPERATIONS PRIOR TO FILING ELECTION TO BE REGULATED AS AN INVESTMENT COMPANY

Going Concern

Prior to converting to investment company accounting, the Company's consolidated financial statements for the three months ended March 31, 2005, were prepared assuming that the Company would continue as a going concern. The Company incurred a loss of $(829,450) during the three months ended March 31, 2005, at which time the Company had no cash, and current liabilities from continuing operations exceeded current assets by $3,159,527. Due to this financial condition, the Company's auditors had issued a going concern note as these matters raised substantial doubt as to the Company's then-current ability to fund operations. The Company continues to seek alternative and multiple sources of financing to address its moving forward cash needs.

Net Income or Loss Per common Share

Prior to converting to investment company accounting, for the three months ended March 31, 2005, the Company computed its net income or loss per common share under the provisions of SFAS No. 128, "Earnings per Share" and SAB No. 98. Under the provisions of SFAS 128 and SAB 98, basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock. The computation of diluted earnings (loss) per share does assume exercise of securities that would have a dilutive effect on earnings
(loss) per share.

Supplemental Disclosure for Stock-Based Compensation

The Company applies SFAS Opinion No.123 in accounting for stock-based compensation.. SFAS No. 123, "Accounting for Stock-Based Compensation", defined a fair value method accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pro forma expenses are based on the underlying value of the options granted by the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the three months ended March 31, 2005:

                                                                    3/31/05
                                                                     ------
Dividend yield                                                            0
Expected volatility                                                     69%
Risk-free interest rate                                                4.1%
Expected life                                                      10 years

The following is a summary of the status of the options outstanding as of March 31, 2005:

                                            Number of          Weighted Average
                                             Shares              Exercise Price
                                            ---------            --------------
Outstanding at 1/1/2005                           --             $       --

Granted                                    13,250,000                  0.08
Exercised                                         --                     --
Forfeited                                         --                     --
                                           ----------            ----------
Outstanding at 3/31/05                     13,250,000            $     0.08
                                           ==========            ==========

Supplemental Disclosure of Cash Flow Information

The following supplements the Company's statements of cash flows for the three months ended March 31, 2005, prior to converting to investment company accounting:

         Cash paid during the period ended March 31, 2005 for:
          Interest                 $      27,203
          Income taxes             $         --

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       INVESTMENT COMPANY

INVESTMENT POLICY

The Company uses equity and debt capital to support its existing portfolio of companies and to make investments in a diversified mix of growth stage public and private businesses that make positive contributions to the use of natural resources. The Company's investment objective is to generate both current income and capital appreciation through debt and equity investments.

As a regulated investment company for tax purposes, the Company's plan is to distribute substantially all of its taxable income as dividends to our shareholders.

BUSINESS DEVELOPMENT COMPANY

The Company has elected to be treated as a business development company under the 1940 Act and has elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of the Company's business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities voting as a class.

The Company may invest up to 100% of its assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, the Company may, for the purpose of public resale, be deemed an "underwriter" as that term is defined in the Securities Act. The Company's intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of the Company's portfolio companies, except that the Company may enter into hedging transactions to manage the risks associated with interest rate and currency rate fluctuations. However, the Company may purchase or otherwise receive warrants to purchase the common stock of its portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, the Company may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. The Company also doe not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, the Company generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of the Company's total assets in the securities of one investment company or invest more than 10% of the value of the Company's total assets in the securities of more than one investment company.

With regard to that portion of the Company's portfolio which may be invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies are fundamental and may be changed without stockholder approval.

QUALIFYING ASSETS

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The principal categories of qualifying assets relevant to the Company's planned business are the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

     is organized under the laws of, and has its principal place of business in, the United States;

     is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

     satisfies any of the following:

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       INVESTMENT COMPANY (continued)

QUALIFYING ASSETS (continued)

     does not have any class of securities with respect to which a broker or dealer may extend margin credit;

     is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

     is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)  Securities of any eligible portfolio company which the Company controls.

(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

The SEC has proposed a regulation under the 1940 Act to expand the definition of eligible portfolio company in a manner that would promote the flow of capital to small, developing and financially troubled companies. This regulation would define eligible portfolio company with reference to whether a company has any class of securities listed on an exchange. The Company continues to monitor this issue closely and intends to adjust its investment focus as needed to comply with and/or take advantage of this rule if it is adopted or of any other future administrative position, judicial decision or legislative action.

MANAGERIAL ASSISTANCE TO PORTFOLIO COMPANIES

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1),
(2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

INVESTMENT CONCENTRATION

The Company intends to concentrate on environmentally proactive investments and to invest, under normal circumstances, at least 80% of the value of the Company's net assets (including the amount of any borrowings for investment purposes) in qualified companies. This 80% policy is not a fundamental policy and therefore may be changed without the approval of the Company's stockholders. However, the Company may not change or modify this policy unless we provide our stockholders with at least 60 days' prior notice.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       PORTFOLIO

The Company's investment activity principally involves providing financing through privately negotiated long-term debt and equity investments.

The Company's investments in private companies and are generally illiquid and subject to restrictions on resale. Private finance investments are generally structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company's equity at a pre-determined strike price, which is generally a nominal price for warrants or options in a private company. The annual stated interest rate is only one factor in pricing the investment relative to the Company's rights and priority in the portfolio company's capital structure, and will vary depending on many factors, including if the Company has received nominal cost equity or other components of investment return, such as loan origination fees or market discount. The stated interest rate may include some component of contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. At June 30, 2005, 100% of the Company's loans and debt securities had fixed interest rates.

Loans and debt securities generally have a maturity of one to ten years, with interest-only payments in the early years and payments of both principal and interest in the later years, although debt maturities and principal amortization schedules vary.

Equity interests issued by private companies may be subject to restrictions on their resale and are generally illiquid. The Company may incur closing costs associated with making control investments, which will be added to the cost basis of the Company's equity investment. Equity securities generally do not produce a current return, but are held with the potential for investment appreciation and ultimate gain on sale.

The Company's largest investments at June 30, 2005, were in Veridium Corporation ("Veridium") (OTC Bulletin Board: VRDM), INSEQ Corporation ("INSEQ") (OTC Bulletin Board: INSQ), GreenWorks Corporation ("GreenWorks") and Ethanol Oil Recovery Systems, Inc. ("EORS"), accounting for 39.9%, 26.3%, 17.4% and 14.2%, respectively, of our total portfolio value.

VERIDIUM CORPORATION

Veridium (OTC Bulletin Board: VRDM) is a publicly-traded environmental management company providing a variety of services to a broad client base in both the private and public sectors with a specialization in the recycling and reuse of industrial hazardous wastes. Veridium's services include collection and transportation of industrial wastes, site remediation, and recycling of metal-bearing and chemical wastes. Veridium's focus is to provide its clients with value-added, environmentally conscious and cost-effective hazardous waste management services based on its efficient managing of wastes and use of green technologies. Veridium is currently generating about $18 million in sales per year. Veridium's ambition is to complete a number of acquisitions in the near term and to develop market share on the basis of Veridium's strong recycling service advantages.

During the three months ended June 30, 2005, the Company acquired an additional 1,224,256 shares of Veridium common stock for a total of $74,761, and received no interest or related portfolio income from Veridium.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of Veridium Corporation. As the controlling shareholder of the Company, who is in turn the controlling shareholder of Veridium, Mr. Kreisler has unconditionally guaranteed certain of Veridium's debts with its creditors.

INSEQ CORPORATION

INSEQ (OTC Bulletin Board: INSQ) is a publicly traded corporation whose mission is to facilitate the efficient utilization of primary and secondary commodities including metals, chemicals, fuels and plastics. INSEQ recently acquired Warnecke Design Services, Inc., a specialty metal manufacturer with about $6 million in sales and EBITDA of about $600,000. INSEQ also recently executed a letter of intent to acquire a metals processing and distribution company, which will bring INSEQ to approximately $21 million in revenue and $2.1 million in EBITDA to what was previously a development stage company.

During the three months ended June 30, 2005, the Company acquired 400,000 shares of a new class of preferred stock in INSEQ with a face value of $400,000, a fixed conversion price of $0.01 per share and a coupon of 5% payable commencing March 31, 2006, in return for the provision of certain financing by the Company relative to INSEQ's acquisition of Warnecke Design Services, Inc. As of June 30, 2005, the Company accrued $100,000 in management services fees receivable from INSEQ.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       PORTFOLIO (continued)

INSEQ CORPORATION (continued)

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of INSEQ, and our president and chief financial officer, James Grainer, is also the president and chief financial officer of INSEQ. As the controlling shareholder of the Company, who is in turn the controlling shareholder of INSEQ, Mr. Kreisler and the Company have unconditionally guaranteed certain of INSEQ's debts with its creditors.

GREENWORKS CORPORATION

GreenWorks is an environmental engineering services company that intends to acquire and consolidate a series of qualified engineering services companies during 2005. GreenWorks provides consulting, technical and engineering services to alleviate the environmental problems of its clients. GreenWorks' clients include Fortune 100 and other industrial companies, commercial firms, engineering and construction contractors, law firms, utilities, real estate developers and government entities. GreenWorks is currently producing about $3.8 million in revenue per year and has a backlog of another $2 million in sales. GreenWorks intends to go public during 2005 in line with its completion of qualified acquisitions.

During the three months ended June 30, 2005, the Company issued a commitment to acquire certain preferred stock in GreenWorks for $1.0 million commencing July 2005. This new preferred stock is to have a face value of $1,000,000, a fixed conversion into 10% of the fully diluted capital stock of GreenWorks, and a special quarterly dividend equal to 20% of GreenWorks' pre-tax net income commencing April 1, 2006. As of June 30, 2005, the Company accrued $50,000 in management services fees receivable from GreenWorks.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of GreenWorks, and our president and chief financial officer, James Grainer, is also the chief financial officer of GreenWorks.

GREENSHIFT INDUSTRIAL DESIGN CORPORATION ("GIDC")

GreenShift Industrial Design Corporation ("GIDC") is a pre-revenue company that will focus on the engineering and marketing of green innovations and processes that enhance manufacturing efficiencies, improve resource utilization and minimize waste. GIDC plans to deliver consumer oriented Natural Solutions(TM) based on an array of green technologies and applied engineering expertise that reduce waste at the source and make it easier for people and businesses to recycle and reuse resources. GIDC plans to initially focus on the acquisition, development and marketing of benchmark green technologies and products that accomplish the following key goals:

     o Reduce the volume of waste generated by residential and commercial consumers;

     o    Increase  the  convenience  and  decrease  the  cost of  recycling  by
          residential   and   commercial   consumers;   and,

     o Increase the cost-efficiency of processing certain types of industrial wastes.

GIDC recently completed its conceptual designs for a new commercial appliance called OneLid(TM) for the reduction of plastic waste produced by the food services industry. Studies indicate that about 1.5 pounds of trash are produced for each fast food restaurant meal served, of which 50.5% is paper, 13.6% is plastics and 1.1% is glass. The new GIDC appliance specifically aims to reduce the contribution to this made by unused plastic beverage lids. According to a study published by the Freedonia Group, Inc., the food services industry purchased about 100 billion plastic beverage lids during 2003 for about $0.005 each or for a total of about $500 million. GIDC expects to file patent applications and to start marketing OneLid(TM) during the third quarter 2005.

As of June 30, 2005, the Company accrued $50,000 in management services fees receivable from GIDC. Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of GIDC, and our president and chief financial officer, James Grainer, is also the president and chief financial officer of GIDC. Mr. Kreisler is also a co-inventor of GIDC's OneLid(TM) appliance.

CORIOLIS ENERGY CORPORATION ("CEC")

CEC is a pre-revenue, research and development company with a focus on alternative energy resources. CEC is currently not operating. CEC's initial focus will be on the commercial development of a new types of cost-effective and scalable green power generation.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       PORTFOLIO (continued)

TDS TELEMEDICINE, INC. ("TDS")

TDS (Pink Sheets: TDST) is a development stage public company whose plan for 2005 is to complete one or more acquisitions of strategically compatible companies. It has recently executed a letter of intent to acquire Alfa Industries, Inc., an infrastructure and real estate development company, with estimated annual revenues in excess of $15 million. This acquisition is expected to be completed in the third quarter 2005. Alfa provides an array of utility installation, management and maintenance services, including: heavy, highway and bridge construction; trench-less technology for installation of underground utilities; development-driven environmental and remedial services; and, general maintenance of roadways and public property for local, state and federal governments throughout the mid-Atlantic and seaboard states.

As of June 30, 2005, the Company accrued $150,000 in management services fees receivable from TDS. Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of TDS.

ETHANOL OIL RECOVERY SYSTEMS, L.L.C.  ("EORS")

EORS, a green technology development company, is the inventor of a new patent-pending technology for the cost-effective conversion of corn oil into biodiesel fuels. EORS plans to license its technology to a new development partnership called SunSource BioEnergy, LLC, that is comprised of and managed by some of the ethanol industry's leading producers. EORS owns an 18% stake in the SunSource BioEnergy partnership. The new SunSource biodiesel facility is expected to be completed in 2007. Under the terms of its agreement with EORS, GreenShift is acquiring a 15% stake in EORS for about $1.2 million. The investment in EORS is expected to produce an annual return to GreenShift of in excess of $1.5 million once the new facility is operational. As a limited liability company, EORS' taxable income will flow directly through to its members.

On June 29, 2005, the Company made its first payment of $100,000 under the EORS investment agreements. Another $150,000 was paid to EORS on July 15, 2005, and the balance of $947,437 is expected to be due later in 2005 upon the perfection of conventional credit financing for the SunSource BioEnergy facility. As of June 30, 2005, the Company accrued $1,097,437 in investments payable to EORS.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005

4.       PORTFOLIO (continued)

The Company expects to generate income from, among other things, management fees and royalty payments. The following chart provides additional information about how the Company expects to generate income from its current portfolio:

Portfolio Company                                    Expected Source of Income              Estimated Annual Amount
-------------------------------------------------------------------------------------------------------------------

Veridium Corporation                                 Management Fees                             $          150,000
                                                     Sale of Equity                                              --
                                                     Interest or Coupon                                          --
                                                     Dividend Payments                                           --

INSEQ Corporation                                    Management Fees                             $          150,000
                                                     Sale of Equity                                              --
                                                     Interest or Coupon                                      25,000
                                                     Dividend Payments                                           --

GreenWorks Corporation                               Management Fees                             $          150,000
                                                     Sale of Equity                                              --
                                                     Interest or Coupon                                      50,000
                                                     Dividend Payments                                           --

GreenShift Industrial                                Management Fees                             $          150,000
   Design Corporation                                Sale of Equity                                              --
                                                     Interest or Coupon                                          --
                                                     Dividend Payments                                           --

Coriolis Energy Corporation                          Management Fees                             $               --
                                                     Sale of Equity                                              --
                                                     Interest or Coupon                                          --
                                                     Dividend Payments                                           --

TDS (Telemedicine), Inc.                             Management Fees                             $          150,000
                                                     Sale of Equity                                              --
                                                     Interest or Coupon                                          --
                                                     Dividend Payments                                           --

Ethanol Oil Recovery                                 Management Fees                             $               --
   Systems, LLC                                      Sale of Equity                                              --
                                                     Interest or Coupon                                          --
                                                     Dividend Payments                                 1,500,000(*)
                                                     * Expected to commence in 2007

5.       FINANCING ARRANGEMENTS

At  June  30,  2005,  the  Company  was  subject  to  the  following   financing
arrangements

                                                                              6/30/05
                                                                          -------------
Short-term borrowings                                                     $     202,112

Current portion of convertible debentures:
   CCS Debentures, 12% convertible debentures, due December 2005                467,702
   WDS Debenture, 6% convertible debentures, due August 2005                    222,500
   Candent Debenture, 5% convertible debentures, due December 2005              254,500
                                                                          -------------
     Total current portion of convertible debentures                      $     944,702

Convertible debt, net of current portion:
   Cornell Capital Partners, 5% convertible debenture                         2,435,611
                                                                          -------------
     Total convertible debentures, net of current maturities              $   2,435,611

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005

5.       FINANCING ARRANGEMENTS (continued)

On April 1, 2005, Kevin Kreisler, the Company's chairman and chief executive officer, transferred majority ownership in Veridium and INSEQ to the Company in return for 46.3 million shares of the Company's common stock, 1.0 million shares of the Company's Series B Preferred Stock, and the assumption by the Company of certain liabilities due to Cornell Capital Partners, LP, ("Cornell"), Cedar Crescent Holdings, Ltd., Castlerigg Master Investments, Ltd., and Stranco Investments, Ltd. (Cedar Crescent, Castlerigg and Stranco are collectively referred to herein as "CCS"), Lakeland Bank ("Lakeland"), Candent Corporation ("Candent"), Serenity Capital, L.L.C. ("Serenity"), and Mr. Kreisler.

SHORT TERM BORROWINGS:

The Company has a variable interest rate line of credit with Lakeland Bank (6.5% at December 31, 2004), which had an outstanding balance of $66,608 as of June 30, 2005, representing the entire line.

During 2005, GreenShift received $135,504 in non-interest bearing short term loans from Kevin Kreisler, the Company's chairman and chief executive officer.

CCS DEBENTURES

The CCS Debentures are due to the three institutional investors noted above, bear interest at 12% per year, and are due on December 22, 2005. At June 30, 2005, the balance due on the CCS Debentures was $467,702. Mr. Kreisler has personally guaranteed repayment of these debentures.

WDS DEBENTURE

The Company assumed certain debentures in the principal amount of $400,000 due to Anthony Warnecke pursuant to INSEQ Corporation's various acquisition agreements with Mr. Warnecke relative to INSEQ's acquisition of Warnecke Design Services, Inc. During the three months ended June 30, 2005, the Company paid $177,500 on this debenture. This debenture carries an interest rate of 6% and is convertible into the Company's common stock on the basis of the average of the five lowest closing market prices for the Company's common stock for the month preceding any such conversion, provided that Mr. Warnecke may not convert any portion of his debentures where such conversion would bring Mr. Warnecke to greater than 4.99% of the Company's fully diluted capital stock.

CANDENT DEBENTURE

During 2005, Candent purchased a total of $379,500 in convertible debentures from the Company, of which $192,000 was provided to the Company during the three months ended June 30, 2005, and $125,000 was converted into 5,769,231 shares of the Company's common stock during the three months ended June 30, 2005. The balance outstanding at June 30, 2005, of $254,500 bears interest at 5% per annum and is convertible into the Company's common stock on the basis of the average of the five lowest closing market prices for the Company's common stock for the month preceding any such conversion, provided that Candent may not convert any portion of its debentures where such conversion would bring Candent to greater than 4.99% of the Company's fully diluted capital stock. The president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock of Candent is held in trust for the benefit of its president.

SERENITY DEBENTURE

During 2005, Serenity purchased a total of $185,000 in convertible debentures from the Company, of which $85,000 was provided to the Company during the three months ended June 30, 2005, and $185,000 was converted into 5,922,650 shares of the Company's common stock during the three months ended June 30, 2005. Serenity is owned by a relative of the Company's chairman.

CORNELL DEBENTURE

The Cornell Debentures bear annual interest at 5%, mature on April 1, 2008, and are convertible into the Company's common stock, at the investor's option at the lower of the Company's net asset value or the average of the five lowest closing market prices for the Company's common stock for the month preceding any such conversion. During the three months ended June 30, 2005, Cornell effected conversions totaling $100,000, leaving a balance on the Cornell Debentures at June 30, 2005, of $2,435,611.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005

6.       SHAREHOLDERS' EQUITY

CORNELL DEBENTURE (continued)

THE CORNELL DEBENTURE COULD INCREASE OUR OUTSTANDING SHARES BY OVER 30.1%

While Cornell is subject to restrictions on conversion of the Cornell Debenture limiting Cornell's ownership to 9.9% of our common stock, without this restriction the debenture could be converted into 32,474,813 shares at the market price on June 30, 2005. The issuance of these shares would dilute the interest of our current shareholders by over 30.1%. To satisfy its conversion obligations under the Debentures, the Company placed 5,000,000 shares of common stock into escrow for potential issuance to Cornell upon conversion of the Debentures.

TRANSACTIONS WITH VIRIDIS CAPITAL, L.L.C.

On March 31, 2005, the Company acquired about 55% of the issued and outstanding capital stock of Veridium from Viridis Capital, L.L.C. ("Viridis"), an affiliate of Kevin Kreisler, the Company's chairman and chief executive officer, and 70% of the issued and outstanding capital stock of INSEQ from Incandent Capital, L.L.C. ("Incandent"), another affiliate of Kevin Kreisler, in return for 46.3 million shares of the Company's common stock, 1.0 million shares of the Company's Series B Preferred Stock, and the assumption by the Company of certain liabilities due to Cornell, CCS, Lakeland, Candent, Serenity, and Mr. Kreisler (collectively, the "Assumed Liabilities"). The Company common and preferred stock issued at closing were worth an aggregate of about $3.47 million and the Assumed Liabilities totaled about $2.98 million, for a total of about $6.54 million. The Veridium and INSEQ securities acquired from Viridis and Incandent were collectively worth about $7.37 million as of April 1, 2005. For reasons mostly involving administrative efficiency, the consideration the Company paid for both the Veridium and INSEQ securities were paid to just Viridis as opposed to both Viridis and Incandent on a pro rated basis. The Company's Series B Preferred Stock issued to Viridis in this transaction is convertible on December 31, 2006 into the lesser of 50 million shares of common stock or that number of shares of commons stock which, when added to Viridis' other holdings in the Company, will equal 80% of the outstanding common stock on that date.

TRANSACTIONS WITH ACUTUS CAPITAL, L.L.C.

On April 1, 2005, the Company and its wholly-owned subsidiary, GreenWorks Corporation, entered into an Option Agreement with Acutus Capital, L.L.C. Acutus Capital is the owner of 1,140,769 shares of the Company's common stock, which correlated to 25% of the outstanding common stock as of March 31, 2005 (and 1.8% as of June 30, 2005). The Option Agreement affords Acutus the right to exchange its common stock in the Company for 1,000,000 shares of GreenWorks, which shares represent, subject to further investments by the Company, 40% of the equity in GreenWorks. The Option Agreement further provides that, in the event of the death or incapacity of Kevin Kreisler, Acutus will have the right to exchange its common shares in the Company for 1,575,000 shares of GreenWorks, representing 51% of the outstanding shares. The Option Agreement expires on March 31, 2015. The Option Agreement had previously included an adjustment provision that operated to keep Acutus' holdings in the Company constant at 4.99% of the issued and outstanding common stock of the Company. The Option Agreement had been entered into prior to the Company's filing of its election to be regulated as a BDC under the 1940 Act. Prior to filing this election, the Company's board of directors required and Acutus consented to the cancellation of this provision.

DEBENTURE CONVERSIONS

During the three months ended June 30, 2005, Cornell converted a total of $100,000 in debt into 4,614,674 shares of the Company's common stock, Anthony Warnecke converted a total of $62,500 in debt into 1,250,000 shares of the Company's common stock, Candent converted a total of $125,000 in debt into 5,769,231 shares of the Company's common stock, and Serenity converted a total of $185,000 in debt into 5,922,650 shares of the Company's common stock, of which 2,000,000 shares had not been issued as of June 30, 2005.

DIVIDEND REINVESTMENT PLAN

The Company has a dividend reinvestment plan (the "DRP"), whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for the Company's common stock for the ten consecutive trading days immediately prior to the dividend payment date. For the three months ended June 30, 2005, there was no activity under the DRP and the Company therefore did not issue any new shares under the DRP.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005

6.       SHAREHOLDERS' EQUITY (continued)

STOCK OPTION PLAN

The purpose of the Company's stock option plan ("Option Plan") is to provide officers and non-officer directors of the Company with additional incentives that are aligned with the Company's growth. Options are exercisable at a price equal to the fair market value of the shares on the day the option is granted. Each option states the period or periods of time within which the option may be exercised by the optionee, which may not exceed ten years from the date the option is granted. The options granted vest ratably over periods ranging from one to five years. All rights to exercise options terminate 60 days after an optionee ceases to be (i) a non-officer director, (ii) both an officer and a director, if such optionee serves in both capacities, or (iii) an officer (if such officer is not also a director) of the Company for any cause other than death or total and permanent disability. In the event of a change of control of the Company, all outstanding options will become fully vested and exercisable as of the change of control.

INFORMATION STATEMENT

On April 11, 2005, the Company filed an information statement to notify our shareholders that the holders of shares representing a majority of the voting stock of the Company gave their written consent to (1) a resolution adopted by the board of directors to amend the certificate of incorporation of the Company so as to change the name of the Company to "GreenShift Corporation" and (2) a resolution adopted by the board of directors to approve the issuance of common stock on conversion of an outstanding convertible debenture at a conversion price that is less than our net asset value per share. This information statement was mailed on April 25, 2005 to shareholders of record. An amendment to the Company's certificate of incorporation to the above effect was filed with the Delaware Secretary of State and became effective on May 16, 2005.

FORM 1-E AND OFFERING CIRCULAR UNDER REGULATION E

The Company filed a Form 1-E and Offering Circular with the U.S. Securities and Exchange Commission on April 22, 2005, pursuant to which the Company plans to offer for sale up to $5 million of its common stock. This offering commenced on May 6, 2005, pursuant to an exemption from registration in Regulation E of the 1940 Act as set forth in Rule 604(a) thereunder. Copies of this offering circular are available upon request.

On July 22, 2005, the Company received a letter from the Staff of Securities and Exchange Commission (the "Letter"), which raised various issues including among other things issues as to whether all material information about the Company was included in the Offering Circular. The Company responded to the Staff's comments on August 12, 2005, addressing the Staff's concerns. It is the Company's position that all material information about the Company, both prior to and after the Company filed its election to be regulated as an investment company under the 1940 Act, had been included in the Offering Circular. The Company intends to resolve the issues raised by the Staff as promptly as practicable.

7.       RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH VIRIDIS CAPITAL, L.L.C.

On March 31, 2005, the Company acquired about 55% of the issued and outstanding capital stock of Veridium from Viridis Capital, L.L.C. ("Viridis"), an affiliate of Kevin Kreisler, the Company's chairman and chief executive officer, and 70% of the issued and outstanding capital stock of INSEQ from Incandent Capital, L.L.C. ("Incandent"), another affiliate of Kevin Kreisler, in return for 46.3 million shares of the Company's common stock, 1.0 million shares of the Company's Series B Preferred Stock, and the assumption by the Company of certain liabilities due to Cornell, CCS, Lakeland, Candent, Serenity, and Mr. Kreisler (collectively, the "Assumed Liabilities"). The Company common and preferred stock issued at closing were worth an aggregate of about $3.47 million and the Assumed Liabilities totaled about $2.98 million, for a total of about $6.54 million. The Veridium and INSEQ securities acquired from Viridis and Incandent were collectively worth about $7.37 million as of April 1, 2005. For reasons mostly involving administrative efficiency, the consideration the Company paid for both the Veridium and INSEQ securities were paid to just Viridis as opposed to both Viridis and Incandent on a pro rated basis. The Company's Series B Preferred Stock issued to Viridis in this transaction is convertible on December 31, 2006 into the lesser of 50 million shares of common stock or that number of shares of commons stock which, when added to Viridis' other holdings in the Company, will equal 80% of the outstanding common stock on that date.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005

7.       RELATED PARTY TRANSACTIONS (continued)

TRANSACTIONS WITH ACUTUS CAPITAL, L.L.C.

On April 1, 2005, the Company and its wholly-owned subsidiary, GreenWorks Corporation, entered into an Option Agreement with Acutus Capital, L.L.C. Acutus Capital is the owner of 1,140,769 shares of the Company's common stock, which correlated to 25% of the outstanding common stock as of March 31, 2005 (and 1.8% as of June 30, 2005). The Option Agreement affords Acutus the right to exchange its common stock in the Company for 1,000,000 shares of GreenWorks, which shares represent, subject to further investments by the Company, 40% of the equity in GreenWorks. The Option Agreement further provides that, in the event of the death or incapacity of Kevin Kreisler, Acutus will have the right to exchange its common shares in the Company for 1,575,000 shares of GreenWorks, representing 51% of the outstanding shares. The Option Agreement expires on March 31, 2015. The Option Agreement had previously included an adjustment provision that acted to keep Acutus' holdings in the Company constant at 4.99% of the issued and outstanding common stock of the Company. The Option Agreement had been entered into prior to the Company's filing of its election to be regulated as a BDC under the 1940 Act. Prior to filing this election, the Company and Acutus consented to the cancellation of this provision.

DEBENTURE CONVERSIONS

During the three months ended June 30, 2005, Candent converted a total of $125,000 in debt into 5,769,231 shares of the Company's common stock. During the three months ended June 30, 2005, Serenity converted a total of $185,000 in debt into 5,922,650 shares of the Company's common stock, of which 2,000,000 shares had not been issued as of June 30, 2005. The president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock of Candent is held in trust for the benefit of its president. Serenity is owned by a relative of the Company's chairman.

TRANSACTIONS WITH OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER

During 2005, GreenShift received $135,504 in non-interest bearing short term loans from Kevin Kreisler, the Company's chairman and chief executive officer.

TRANSACTIONS WITH OUR PRESIDENT AND CHIEF FINANCIAL OFFICER

The Company is party to a consulting agreement in the original amount of $150,000 with its president and chief financial officer, James Grainer, for Mr. Grainer's services from prior to April 1, 2005 relative to the Company's formation. As of July 2005, the amount due to Mr. Grainer was paid in full.

8.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the three months ended June 30, 2005, the Company's non-cash financing activities included the issuances of a convertible debenture to Anthony Warnecke in the principal amount of $400,000 in return for Series C Preferred Stock in INSEQ Corporation, the issuance of common stock in the aggregate amount of $597,500 upon the conversion of certain debentures, and $3,472,500 in capital stock to Viridis Capital, L.L.C., relating to the Company's acquisition of Viridis' holdings in Veridium and INSEQ (see Note 5, Shareholders' Equity, above).

9.       SUBSEQUENT EVENTS

NEW CORNELL DEBENTURES

Effective July 15, 2005, the Company entered into Securities Purchase Agreement, with Cornell Capital Partners, LP, for the sale of $565,000 in convertible debentures (the "July 2005 Cornell Debenture"). The debentures issued pursuant to the July 2005 Cornell Agreement bear annual interest at 5%, mature on April 1, 2008, and are convertible into the Company's common stock, at the investor's option at the lower of the Company's net asset value or the average of the five lowest closing market prices for the Company's common stock for the month preceding any such conversion.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005

9.       SUBSEQUENT EVENTS (continued)

INVESTMENTS

Between July 1, 2005 and the date of this filing, the Company completed the following investments and transactions:

     o The payment of $150,000 towards the Company's investment payable to Ethanol Oil Recovery Systems, L.L.C.;

     o The payment of $208,961 to Veridium Corporation as a deposit towards GreenWorks Corporation's planned purchase of Veridium's engineering services business;

     o The execution of investment agreements with Sterling Planet, Inc., pursuant to which the Company has agreed to purchase $500,000 in 8% convertible notes in Sterling and another $500,000 in warrants that will each convert into Sterling common stock upon the sooner of Sterling's completion of a larger venture capital raise or December 31, 2005;

     o The execution of investment agreements with Ovation Products Corporation, pursuant to which the Company agreed to purchase 200,000 shares, or about 9.39%, of Ovation's outstanding stock for $1 million, and an option to acquire an additional 400,000 shares of Ovation common stock at $6.00 per share; and,

     o The execution by GreenShift Industrial Design Corporation of a license agreement with Ovation for certain applications of Ovation's new patented and patent-pending vapor compression water purification technology and its new Clean Water Appliance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

In addition to historical information, this prospectus contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2005.

OVERVIEW

We are a business development company that provides long-term debt and equity investment capital to companies and technologies that facilitate the efficient use of natural resources and catalyze transformational environmental gains. Our financing is generally used to fund growth, acquisitions, buyouts, recapitalizations, note purchases, bridge financings, and other types of financings. We generally invest in private companies and companies that are public but that lack access to additional public capital or whose securities may not be marginable.

Our earnings depend primarily on the level of interest and dividend income, fee and other income, and net gains or losses earned on our investment portfolio after deducting interest expense on borrowed capital and operating expenses. Interest income results from the stated interest rate earned on a loan or debt security and the amortization of loan origination fees and discounts. The level of interest income is directly related to the balance of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. Our ability to generate interest income is dependent on economic, regulatory, and competitive factors that influence new investment activity, the amount of loans and debt securities for which interest is not accruing and our ability to secure debt and equity capital for our investment activities.

Because we are a regulated investment company for tax purposes, we intend to distribute substantially all of our annual taxable income as dividends to our shareholders.

PORTFOLIO AND INVESTMENT ACTIVITY

The  total  portfolio  at  value,   investment   activity,   and  the  yield  on
interest-bearing investments at and for the three months ended June 30, 2005, were as follows

                                                                       6/30/05
                                                                    -----------
Portfolio at value                                                  $ 9,213,723
Investments funded                                                      174,761
Change in accrued or reinvested interest and dividends                  350,000
Principal collections related to investment repayments or sales              --
Yield on interest-bearing investments                                        --

The level of investment activity for investments funded and principal repayments for our investments can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. We believe that merger and acquisition activity in the middle market was strong in the first quarter of 2005, which when combined with a lower interest rate environment resulted in an increase in private finance investments funded, as well as increased repayments. The first quarter of the year tends to be a seasonally slower period for deal closings as the industry recovers from what is typically an active fourth quarter closing schedule.

Investments funded for the three months ended June 30, 2005 consisted of the following:

                                                                        6/30/05
                                                                      ---------
Companies more than 25% owned (Veridium Corporation)                  $  74,761
Companies 5% to 25% owned (Ethanol Oil Recovery Systems, L.L.C.         100,000
                                                                      ---------
   Total                                                              $ 174,761

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

We intend to continue a balanced approach to private finance investing that emphasizes a complementary mix of non-control investments and buyout investments, subject to regulatory diversity requirements. The combination of these two types of investments provides current interest and related portfolio income and the potential for future capital gains. Our current strategy is to focus on buyout and recapitalization transactions where we can control a portfolio company to manage risk and where we can potentially realize more attractive total returns from both current interest and fee income and future capital gains. In addition to our mezzanine investing, we are also focusing on smaller strategically compatible middle market companies for non-control transactions where we can provide either or both equity and/or debt financing.

We generally fund new investments using cash. In addition, we may acquire securities in exchange for our common equity. Also, we may acquire new securities through the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time we may opt to reinvest accrued interest receivable in a new debt or equity security in lieu of receiving such interest in cash.

At June 30, 2005, we had an outstanding investment commitments to Ethanol Oil Recovery Systems, L.L.C., totaling $1.1 million.

The Company's largest investments at June 30, 2005, were in Veridium Corporation ("Veridium") (OTC Bulletin Board: VRDM), INSEQ Corporation ("INSEQ") (OTC Bulletin Board: INSQ), GreenWorks Corporation ("GreenWorks") and Ethanol Oil Recovery Systems, Inc. ("EORS").

Veridium Corporation

At June 30, 2005, our investment in Veridium totaled $4,929,937 at cost and $3,680,586 at value, or 38.0% of our total assets, which include a total unrealized appreciation for the three months ended June 30, 2005 of $105,382.

Total interest and related portfolio income earned from our investment in Veridium for the three months ended June 30, 2005, was $0. Net change in unrealized appreciation or depreciation for the three months ended June 30, 2005, includes $(1,249,351) in unrealized depreciation related to Veridium.

Veridium is a publicly-traded environmental management company providing a variety of services to a broad client base in both the private and public sectors with a specialization in the recycling and reuse of industrial hazardous wastes. Veridium's services include collection and transportation of industrial wastes, site remediation, and recycling of metal-bearing and chemical wastes. Veridium's focus is to provide its clients with value-added, environmentally conscious and cost-effective hazardous waste management services based on its efficient managing of wastes and use of green technologies.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of Veridium Corporation. As the controlling shareholder of the Company, who is in turn the controlling shareholder of Veridium, Mr. Kreisler has unconditionally guaranteed certain of Veridium's debts with its creditors.

INSEQ Corporation

At June 30, 2005, our investment in INSEQ totaled $1,988,967 at cost and $2,427,956 at value, or 25.1% of our total assets, which include a total unrealized appreciation for the three months ended June 30, 2005 of $105,382.

Total interest and related portfolio income earned from our investment in INSEQ for the three months ended June 30, 2005, was $100,000, which includes $0 of interest income and fees and other income of $100,000. Net change in unrealized appreciation or depreciation for the three months ended June 30, 2005, includes $438,689 in unrealized appreciation related to INSEQ.

INSEQ is a publicly traded corporation whose mission is to directly facilitate the efficient utilization of primary and secondary commodities including metals, chemicals, fuels and plastics.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of INSEQ, and our president and chief financial officer, James Grainer, is also the president and chief financial officer of INSEQ. As the controlling shareholder of the Company, who is in turn the controlling shareholder of INSEQ, Mr. Kreisler and the Company have unconditionally guaranteed certain of INSEQ's debts with its creditors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

GreenWorks Corporation

At June 30, 2005, our investment in GreenWorks totaled $500,000 at cost and $1,605,000 at value, or 16.6% of our total assets, which include a total unrealized appreciation for the three months ended June 30, 2005 of $105,382.

Total interest and related portfolio income earned from our investment in GreenWorks for the three months ended June 30, 2005, was $50,000, which includes $0 of interest income and fees and other income of $50,000. Net change in unrealized appreciation or depreciation for the three months ended June 30, 2005, includes $663,000 in unrealized appreciation related to GreenWorks.

GreenWorks is an environmental engineering services company that provides consulting, technical and engineering services to alleviate the environmental problems of its clients. GreenWorks' clients include Fortune 100 and other industrial companies, commercial firms, engineering and construction contractors, law firms, utilities, real estate developers and government entities.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of GreenWorks, and our president and chief financial officer, James Grainer, is also the president and chief financial officer of GreenWorks.

Ethanol Oil Recovery Systems, L.L.C.

At June 30, 2005, our investment in EORS totaled $1,197,437 at cost and $1,305,931 at value, or 13.5% of our total assets, which include a total unrealized appreciation for the three months ended June 30, 2005 of $105,382.

Total interest and related portfolio income earned from our investment in EORS for the three months ended June 30, 2005, was $0. Net change in unrealized appreciation or depreciation for the three months ended June 30, 2005, includes $108,494 in unrealized appreciation related to EORS.

EORS, a green technology development company, is the inventor of a new patent-pending technology for the cost-effective conversion of corn oil into biodiesel fuels. EORS plans to license its technology to a new development partnership called SunSource BioEnergy, LLC, that plans to initiate operations at a new biodiesel facility based on the EORS technology in 2007.

RESULTS OF OPERATIONS

Total Interest and Related Portfolio Equity Income

Total interest and related portfolio income includes interest and dividend income, loan payments, and fees and other income. We generated no interest and dividend income during the three months ended June 30, 2005.

Fees and other income for the three months ended June 30, 2005, was composed of the following:

                                                                         6/30/05
                                                                      ----------
Management services provided to portfolio companies                   $  200,000
Transactional and other services provided to portfolio companies              --
Structuring and diligence services provided for portfolio companies      150,000
Other income                                                                  --
                                                                      ----------
   Total                                                              $  350,000

Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level and types of services provided.

Operating Expenses

Operating expenses include interest, employee, and administrative expenses. Our interest expense is mostly associated with our various convertible debentures, and totaled $48,763 during the three months ended June 30, 2005. Employee expenses include salaries and employee benefits and the individual performance award and bonuses, and totaled $0 during the three months ended June 30, 2005. Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our offices, stock record expenses, directors' fees, and various other expenses, and totaled $120,541 during the three months ended June 30, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Realized Gains and Losses

Net realized gains primarily result from the sale of equity securities associated with certain investments, and the sale of debt, bonds and preferred shares. Net realized gains for the three months ended June 30, 2005, were $0. When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three months ended June 30, 2005, we made no such reversals.

Change in Unrealized Appreciation or Depreciation

We determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized appreciation or depreciation being recognized in our statement of operations. Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board of Directors pursuant to a valuation policy and a consistently applied valuation process.

The Company relies on the services of an independent third party valuation company, Business Valuation Center of Reston, Virginia ("BVC"), to provide an independent assessment of the fair market value of the Company's investments. The Company's financial statements for the three months ended June 30, 2005 have been prepared in connection with BVC's conclusions, which conclusions were based on a variety of conventionally accepted valuation methods.

At June 30, 2005, portfolio investments recorded at fair value constituted greater than 98% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

As a business development company, we have invested in illiquid securities including debt and equity securities of companies, and preferred shares. The structure of each private finance debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

Valuation Methodology

Our process for determining the fair value of a private finance investment begins with determining the enterprise value of the portfolio company. The fair value of our investment is based on the enterprise value at which the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The liquidity event whereby we exit a private finance investment is generally the sale, the recapitalization or, in some cases, the initial public offering of the portfolio company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Change in Unrealized Appreciation or Depreciation (continued)

Valuation Methodology (continued)

There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results. We generally require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year. Typically in the private equity business, companies are bought and sold based on multiples of EBITDA, cash flow, net income, revenues or, in limited instances, book value.

The private equity industry uses financial measures such as EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company's financial performance and to value a portfolio company. EBITDA and EBITDAM are not intended to represent cash flow from operations as defined by U.S. generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by U.S. generally accepted accounting principles. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company's earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

In determining a multiple to use for valuation purposes, we generally look to private merger and acquisition statistics, discounted public trading multiples or industry practices. In estimating a reasonable multiple, we consider not only the fact that our portfolio company may be a private company relative to a peer group of public comparables, but we also consider the size and scope of our portfolio company and its specific strengths and weaknesses. In some cases, the best valuation methodology may be a discounted cash flow analysis based on future projections. If a portfolio company is distressed, a liquidation analysis may provide the best indication of enterprise value.

If there is adequate enterprise value to support the repayment of our debt, the fair value of our loan or debt security normally corresponds to cost unless the borrower's condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company's debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company's equity securities, or other liquidation events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

As a participant in the private equity business, we invest primarily in private middle market companies for which there is generally no publicly available information. Because of the private nature of these businesses, there is a need to maintain the confidentiality of the financial and other information that we have for the private companies in our portfolio. We believe that maintaining this confidence is important, as disclosure of such information could disadvantage our portfolio companies and could put us at a disadvantage in attracting new investments. Therefore, we do not intend to disclose financial or other information about our portfolio companies, unless required, because we believe doing so may put them at an economic or competitive disadvantage, regardless of our level of ownership or control.

To balance the lack of publicly available information about our private portfolio companies, we will continue to work with independent third-party consultants to obtain assistance in determining fair value for a portion of the private finance portfolio each quarter. We work with these consultants to obtain assistance as additional support in the preparation of our internal valuation analysis for a portion of the portfolio each quarter (for all investments with a cost or value greater than $250,000). In addition, we may receive independent assessments of a particular private finance portfolio company's value in the ordinary course of business, most often in the context of a prospective sale transaction or in the context of a bankruptcy process. The valuation analysis prepared by management using these independent valuation resources is submitted to our Board of Directors for its determination of fair value of the portfolio in good faith.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Change in Unrealized Appreciation or Depreciation (continued)

Valuation Methodology (continued)

At June 30, 2005, Business Valuation Center, Inc. ("BVC") assisted us by reviewing our valuations of our portfolio companies. For the remaining quarters in 2005, we intend to continue to obtain valuation assistance from BVC and possibly other third parties. We currently anticipate that we will generally obtain assistance for all companies in the portfolio that are more than 50% owned for each of the remaining quarters in 2005 and that we will generally obtain assistance for companies that are equal to or less than 50% owned at least once during the course of the year. Valuation assistance may not be obtained for new companies that enter the portfolio after June 30 of any calendar year during that year. We estimate that professional fees for valuation assistance for all of 2005 will be approximately $30,000.

OTHER MATTERS

Per Share Amounts

All per share amounts included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares outstanding to compute basic earnings per share, which were 21.8 million per share for the three months ended June 30, 2005.

Regulated Investment Company Status

We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. As long as we qualify as a regulated investment company, we are not taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which results in the deferment of gains for tax purposes until notes received as consideration from the sale of investments are collected in cash.

Dividends declared and paid by the Company in a year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried forward into and distributed in the current year, or returns of capital. We are generally required to distribute 98% of our taxable income during the year the income is earned to avoid paying an excise tax. If this requirement is not met, the Code imposes a nondeductible excise tax equal to 4% of the amount by which 98% of the current year's taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to shareholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required.

In order to maintain our status as a regulated investment company, we must, in general, (1) continue to qualify as a business development company; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet asset diversification requirements as defined in the Internal Revenue Code; and (4) timely distribute to shareholders at least 90% of our annual investment company taxable income as defined in the Internal Revenue Code. We intend to take all steps necessary to continue to qualify as a regulated investment company. However, there can be no assurance that we will continue to qualify for such treatment in future years

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

FINANCIAL CONDITIONS, LIQUIDITY AND CAPITAL RESOURCES

Our portfolio is expected to generate cash flow from which we plan to pay dividends to shareholders and fund new investment activity. Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash provided by our operating activities before new investment activity for the three months ended June 30, 2005, was $0.

From the cash provided by operating activities before new investments, we make new portfolio investments, fund our operating activities, and pay dividends to shareholders. We also raise new debt and equity capital from time to time in order to fund our investments and operations.

While we paid no dividends during the three months ended June 30, 2005, we expect to do so in the future. Dividends will generally be determined based upon an estimate of annual taxable income, which includes our taxable interest, dividend and fee income, as well as taxable net capital gains. As discussed above, taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends and the amortization of discounts and fees. Cash collections of income resulting from contractual payment-in-kind interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. Dividends are declared based upon our estimate of annual taxable income available for distribution to shareholders. Our goal is to declare what we believe to be sustainable increases in our regular quarterly dividends. To the extent that we earn annual taxable income in excess of dividends paid for the year, we may spill over the excess taxable income into the next year and such excess income will be available for distribution in the next year. Excess taxable income spilled over and paid out in the next year may be subject to a 4% excise tax (see "Other Matters -- Regulated Investment Company Status" above). We believe that spilling over excess taxable income into future periods may provide increased visibility with respect to taxable earnings available to pay the regular quarterly dividend.

Because we are a regulated investment company, we distribute our taxable income and, therefore, from time to time we will raise new debt or equity capital in order to fund our investments and operations.

At June 30, 2005, our total assets, total debt outstanding, total shareholders' equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

                                                                       6/30/05
                                                                     ----------
Total assets                                                        $ 9,677,084
Total debt outstanding                                                4,679,892
Total shareholders' equity                                            4,574,034
Debt to equity ratio                                                       1.02
Asset coverage ratio(1)                                                    207%

(1) As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

We currently target a debt to equity ratio ranging between 0.75:1.00 to 1.25:1.00. We believe that it is prudent to operate with a larger equity capital base and less leverage, but we may from time to time increase our leverage to exploit compelling investment opportunities. During the three months ended June 30, 2005, we completed $100,000 in equity financing and $322,312 in debt financing to provide cash for our operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments. Our critical accounting policies are those applicable to the valuation of investments and certain revenue recognition matters as discussed below.

Valuation of Portfolio Investments

As a business development company, we invest in illiquid securities including debt and equity securities of companies. Our investments are generally subject to restrictions on resale and generally have little to no established trading market. We value substantially all of our investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.

Loans and Debt Securities

For loans and debt securities, fair value generally approximates cost unless the borrower's enterprise value, overall financial condition or other factors lead to a determination of fair value at a different amount.

When we receive nominal cost warrants or free equity securities ("nominal cost equity"), we allocate our cost basis in our investment between debt securities and nominal cost equity at the time of origination. At that time, the original issue discount basis of the nominal cost equity is recorded by increasing the cost basis in the equity and decreasing the cost basis in the related debt securities.

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Interest on loans and debt securities is not accrued if we have doubt about interest collection. Loans in workout status that are classified as Grade 4 or 5 assets under our internal grading system do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by us depending on such company's capital requirements. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.

Equity Securities

Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company's equity securities, or other liquidation events. The determined equity values are generally discounted to account for restrictions on resale or minority ownership positions.

The value of our equity interests in public companies for which market quotations are readily available is based on the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Equity Securities (continued)

Dividend income is recorded on preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected, and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Fee Income

Fee income includes fees for guarantees and services rendered by us to portfolio companies and other third parties such as diligence, structuring, transaction services, management services, and other advisory services. Guaranty fees are recognized as income over the related period of the guaranty. Diligence, structuring, and transaction services fees are generally recognized as income when services are rendered or when the related transactions are completed. Management and other advisory services fees are generally recognized as income as the services are rendered.

RISKS FACTORS

We have negligible operations to date, so our ability to remain profitable is speculative.

We only recently initiated operations as an investment company. No assurances can be given that we will remain profitable.

We may change our investment policies without further shareholder approval.

We may change our investment policies without shareholder approval. We currently do not intend to change our investment policies and do not expect to do so in the future, although we may do so. We will notify our shareholders if we do change our investment policies.

Our investments may not generate sufficient income to cover our operations.

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses.

We need to raise capital in order to fulfill our business plan.

We have generated no revenues and have extremely limited cash liquidity and capital resources. Any equity financings could result in dilution to our stockholders. Debt financing may result in high interest expense. Any financing, if available, may be on unfavorable terms. If we cannot obtain adequate funds, we may be required to reduce or curtail operations.

Investing in our stock is highly speculative and you could lose some or all of your investment.

The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in our stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies generally and very small capitalization companies such as us in particular.

We are subject to regulatory risks as a business development company.

We are subject to regulation as a BDC. The loans and other investments that we expect to make in small business concerns are extremely speculative. Many of these concerns will be privately held. Even if a public market for their securities later develops, the securities we purchase are likely to be restricted from sale or other transfer for significant periods of time. These securities will be very illiquid.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

We have received a letter from the Staff of Securities and Exchange Commission that raised concerns as to whether all material information about the Company was included in our recent Form 1-E and Offering Circular filed pursuant to Regulation E of the 1940 Act.

We filed a Form 1-E and Offering Circular with the U.S. Securities and Exchange Commission on April 22, 2005, pursuant to which we plan to offer for sale up to $5 million of its common stock. This offering commenced on May 6, 2005, pursuant to an exemption from registration in Regulation E of the 1940 Act as set forth in Rule 604(a) thereunder. Copies of this offering circular are available upon request. On July 22, 2005, we received a letter from the Staff of Securities and Exchange Commission (the "Letter"), which raised various issues including among other things issues as to whether all material information about the Company was included in the Offering Circular. The Company responded to the Staff's comments on August 12, 2005, addressing the Staff's concerns. It is our position that all material information about the Company, from both prior to and after we filed our election to be regulated as an investment company under the 1940 Act, had been included in the Offering Circular. We intend to resolve the issues raised by the Staff as promptly as practicable.

Our business development could be hindered if we lost the services of our Chief Executive Officer or our Chief Financial Officer.

Kevin Kreisler and James Grainer are our only executive officers. Together, they are responsible for strategizing not only our business plan but also the means of financing it. If either Mr. Grainer or Mr. Kreisler were to leave us or become unable to fulfill his responsibilities, our business would be imperiled. At the very least, there would be a delay in the development of our plans until a suitable replacement for the officer could be retained.

Viridis Capital LLC controls over 80% of the Company's voting power and has the ability to exercise significant influence over matters submitted for stockholder approval and its interests may differ from other stockholders.

Viridis Capital, LLC, an affiliate of Kevin Kreisler, our chairman and chief executive officer, owns the majority of our common stock. Accordingly, Viridis will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also has the power to prevent or cause a change in control. The interests of these stockholders may differ from the interests of the other stockholders.

Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments.

At June 30, 2005, portfolio investments recorded at fair value were approximately 98% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

The Company relies on the services of an independent third party valuation company, Business Valuation Center of Reston, Virginia ("BVC"), to provide an independent assessment of the fair market value of the Company's investments. The Company's financial statements for the three months ended June 30, 2005 have been prepared in connection with BVC's conclusions, which conclusions were based on a variety of conventionally accepted valuation methods. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Without a readily available market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

There is likely to be no liquid market for our portfolio investments.

Our current investments are, and we expect that most of our intended investments will be, either equity securities acquired directly from small companies or below investment grade subordinated debt securities. Our portfolio of equity securities will usually be subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of our portfolio may adversely affect our ability to dispose of such securities at times when it may be advantageous for us even if our portfolio companies are able to develop commercially viable products; the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of our expected portfolio companies may not be successful.

We plan to invest primarily in small, private companies.

There are significant risks inherent in our planned venture capital business. We intend to invest a substantial portion of our assets in early stage or start-up companies. These private businesses tend to be thinly capitalized, unproven small companies with risky technologies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. We expect that some of our investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. We intend to be risk seeking rather than risk averse in our approach to venture capital and other investments. Neither our investments nor an investment in our stock is intended to constitute a balanced investment program. We may need to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of our operating expenses. Such sales are unpredictable and may not occur.

Our quarterly results will fluctuate.

Our quarterly operating results could fluctuate as a result of a number of factors. These factors include, among other things, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which portfolio companies encounter competition in their markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

The issuance of shares under our agreements with Cornell Capital Partners could increase our outstanding shares by over 30.1%.

While Cornell is subject to restrictions on conversion of the Cornell Debenture limiting Cornell's ownership to 9.9% of our common stock, without this restriction the Cornell Debenture could be converted into 32,474,813 shares at the market price on June 30, 2005, which would dilute the interest of our current shareholders by over 30.1%.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event such as a sale, recapitalization, or initial public offering. Our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during these periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets. Our business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. The absence of an active senior lending environment or a slow down in middle market merger and acquisition activity may slow the amount of private equity investment activity generally. As a result, the pace of our investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the timing of exit events in our portfolio and could negatively affect the amount of gains or losses upon exit.

Our borrowers may default on their payments, which may have a negative effect on our financial performance.

We make long-term unsecured, subordinated loans and invest in equity securities, which may involve a higher degree of repayment risk. We primarily invest in companies that may have limited financial resources and that may be unable to obtain financing from traditional sources. Numerous factors may affect a borrower's ability to repay its loan, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in any related collateral and may have a negative effect on our financial results.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Our private finance investments may not produce current returns or capital gains.

Our private finance investments are typically structured as unsecured debt securities with a relatively high fixed rate of interest and with equity features such as conversion rights, warrants, or options. As a result, our private finance investments are generally structured to generate interest income from the time they are made and may also produce a realized gain from an accompanying equity feature. We cannot be sure that our portfolio will generate a current return or capital gains.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

We purchase controlling equity positions in companies and our total debt and equity investment in controlled companies may be significant individually or in the aggregate. Investments in controlled portfolio companies are generally larger and in fewer companies than our investments in companies that we do not control. As a result, if a significant investment in one or more controlled companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our largest investments at June 30, 2005, were in Veridium, INSEQ, GreenWorks and EORS, accounting for 38.0%, 25.1%, 16.6% and 13.5%, respectively, of our total portfolio value, of which Veridium, INSEQ and GreenWorks continue to struggle with liquidity and operational issues relating to each of their businesses, including, as applicable, cash flow restrictions, working deficiencies, and ongoing settlement negotiations of outstanding payroll taxation and environmental regulatory matters. Specifically, GreenWorks' wholly-owned subsidiary, ESI, is currently resolving outstanding payroll tax liabilities arising from its former operations prior to ESI's acquisition of the assets of ESI-NJ.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. At June 30, 2005, we had $3.6 million of outstanding indebtedness bearing a weighted average annual interest cost of about 6%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2%.

We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders.

We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of June 30, 2005, our asset coverage for senior indebtedness was 207%.

Our business depends on our key personnel.

We depend on the continued services of our executive officers and other key management personnel. If we were to lose any of these officers or other management personnel, such a loss could result in inefficiencies in our operations and lost business opportunities, which could have a negative effect on our business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Changes in interest rates may affect our cost of capital and net investment income.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. We use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We utilize our revolving line of credit as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected the net income by less than 1% over a one year horizon. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

We will continue to need additional capital to grow because we must distribute our income.

We will continue to need capital to fund growth in our investments. Historically, we have borrowed from financial institutions and have issued equity securities to grow our portfolio. A reduction in the availability of new debt or equity capital could limit our ability to grow. We must distribute at least 90% of our taxable ordinary income, which excludes realized net long-term capital gains, to our shareholders to maintain our regulated investment company status. As a result, such earnings will not be available to fund investment originations. In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which could have a material adverse effect on the value of our common stock.

Loss of regulated investment company tax treatment would substantially reduce net assets and income available for dividends.

We have operated so as to qualify as a regulated investment company under Subchapter M of the Code. If we meet source of income, asset diversification, and distribution requirements, we will not be subject to corporate level income taxation on income we timely distribute to our stockholders as dividends. We would cease to qualify for such tax treatment if we were unable to comply with these requirements. In addition, we may have difficulty meeting the requirement to make distributions to our shareholders because in certain cases we may recognize income before or without receiving cash representing such income. If we fail to qualify as a regulated investment company, we will have to pay corporate-level taxes on all of our income whether or not we distribute it, which would substantially reduce the amount of income available for distribution to our stockholders. Even if we qualify as a regulated investment company, we generally will be subject to a corporate-level income tax on the income we do not distribute. Moreover, if we do not distribute at least 98% of our annual taxable income in the year earned, we generally will be subject to a 4% excise tax on such income carried forward and distributed in the next tax year.

Results may fluctuate and may not be indicative of future performance.

Our operating results may fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, but are not limited to, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of net realized gains or losses and changes in unrealized appreciation or depreciation, the degree to which we encounter competition in our markets, and general economic conditions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

There is a risk that you may not receive dividends or distributions.

We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, our credit facilities limit our ability to declare dividends if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest which represents contractual interest added to the loan balance that becomes due at the end of the loan term. The increases in loan balances as a result of contractual payment-in-kind arrangements are included in income in advance of receiving cash payment and are separately included in the change in accrued or reinvested interest and dividends in our consolidated statement of cash flows. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain our status as a regulated investment company.

Our  ability  to  invest  in  private   companies  may  be  limited  in  certain
circumstances.

If we are to maintain our status as a business development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of "eligible portfolio company" under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve's margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve's current margin rules. As a result, the staff of the SEC has raised the question as to whether a private company that has outstanding debt securities would qualify as an "eligible portfolio company" under the 1940 Act.

Until the  question  raised by the staff of the SEC  pertaining  to the  Federal
Reserve's 1998 change to its margin rules has been addressed by legislative, administrative or judicial action, we intend to treat as qualifying assets only those debt and equity securities that are issued by a private company that has no marginable securities outstanding at the time we purchase such securities or those that otherwise qualify as an "eligible portfolio company" under the 1940 Act.

The SEC has recently issued proposed rules to correct the unintended consequence of the Federal Reserve's 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC's proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC's proposed rules and assessing its impact, to the extent such proposed rules are subsequently approved by the SEC, on our investment activities. We do not believe that these proposed rules will have a material adverse effect on our operations.

We will face a lot of competition, most of which is better capitalized and more experienced than us.

We will face competition in our investing activities from private venture capital funds, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a BDC, we are required to disclose quarterly the name and business description of portfolio companies and value of any portfolio securities. Many of our competitors are not subject to this disclosure requirement. Our obligation to disclose this information could hinder our ability to invest in certain portfolio companies. Additionally, other regulations, current and future, to which some of our competitors may not be subject, may make us less attractive as a potential investor to a given portfolio company than a private venture capital fund.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Changes in the law or regulations that govern us could have a material impact on us or our operations.

We are regulated by the SEC and the Small Business Administration. In addition, changes in the laws or regulations that govern business development companies, regulated investment companies, real estate investment trusts, and small business investment companies may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

Due to the concentration of our investments, our portfolio may be subject to increased risk of depreciation arising from the possibility that one or more of our portfolio companies may fail to realize their respective business plans.

Our investments include a number of operating companies that have yet to realize their business plans, and each face a number of issues relating to their ability to do so. If one or more of our portfolio companies fails to affect their business plan, the value of our portfolio may be subject to significant depreciation.

We may change our investment policies without further shareholder approval.

We many change our investment policies without shareholder approval. We currently do not intend to change our investment policies and do not expect to do so in the future, although we may do so. We will notify our shareholders if we do change our investment policies.

Investing in our stock may be inappropriate for your risk tolerance.

Our planned investments into other companies, in accordance with our investment objective and principal strategies, result in a far above average amount of risk and volatility and may well result in loss of principal.

We will be quoted on the OTC Bulletin Board for the immediate future.

We currently do not meet the eligibility requirements for listing on the NASDAQ Stock Market. Until we meet those standards and are accepted into the NASDAQ Stock Market, or unless we are successful in securing a listing on the American Stock Exchange or some other exchange, our common stock will be quoted only on the OTC Bulletin Board. Such a listing is considered less prestigious than a NASDAQ Stock Market or an exchange listing, and many brokerage firms will not recommend Bulletin Board stocks to their clients. This situation may limit the liquidity of your shares.

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

     o price and volume fluctuations in the overall stock market from time to time;

     o significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

     o volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or LEAPs, or short trading positions;

     o changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

     o actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

     o    general economic conditions and trends;

     o    loss of a major funding source; or

     o    departures of key personnel.

ITEM 3.  Controls and Procedures

     (a) As of the end of the period covered by this quarterly report on Form 10QSB, the Company's chief executive officer and chief financial officer conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the
          Securities Exchange Act of 1934). Based upon this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

     (b) There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended June 30, 2005:

Exhibit Number             Description

31.1      Certification   of  Chief   Executive   Officer   pursuant   to  Rules
          13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification   of  Chief   Financial   Officer   pursuant   to  Rules
          13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8K

The following is a list of reports filed on Form 8-K during the period:

     1) On May 18, 2005, the Company filed a Report dated May 16, 2005 on Form 8K (Item 5.03), which related to the Company's name change.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated. GREENSHIFT CORPORATION

By:             /S/      KEVIN KREISLER
                -----------------------
                         KEVIN KREISLER
                         Chairman and Chief Executive Officer
Date:                    August 18, 2005

                /S/      JAMES GRAINER
                ----------------------
By:                      JAMES GRAINER
                         President and Chief Financial Officer
Date:                    August 18, 2005