Form 10QSB
period 2005-09-30
GREENSHIFT CORP
filed 2005-11-18
CIK 1102414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005

COMMISSION FILE NO.: 0-28887

GREENSHIFT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-3328734
(State of other jurisdiction of incorporation or organization)	(IRS EmployerIdentification No.)

111 Howard Boulevard, Suite 108, Mt. Arlington New Jersey	07856
(Address of principal executive offices)	(Zip Code)

(973) 398-8183
(Registrant’s telephone number including area code)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	No	X

The number of outstanding shares of common stock as of September 30, 2005 was: 107,138,707.

Transitional Small Business Disclosure Format

Yes	No	X

QUARTERLY REPORT ON FORM 10QSB
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
BALANCE SHEET AS OF SEPTEMBER 30, 2005

(UNAUDITED)

9/30/05 (unaudited)

ASSETS
Portfolio at value:
Companies more than 25% owned (cost: $8,173,479)	$8,487,752
Companies 5% to 25% owned (cost: $2,447,867)	2,556,361
Companies less than 5% owned (cost: $5,000)	149,250

Total portfolio at value (cost: $10,626,346)	11,193,363

Notes receivable from portfolio companies	1,555,075
Accrued interest, dividends and fees receivable	133,366
Other assets	81,921
Deferred financing fees	108,958
Cash and cash equivalents	154,229

Total assets	$13,226,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable and debentures (maturing within one year: $864,007)	$3,429,007
Investment payable	2,497,437
Accounts payable and other liabilities	499,304

Total liabilities	6,425,748

Shareholders’ equity:
Series B preferred stock, $0.001 par value: 1,000,000 shares authorized and outstanding	1,000
Common stock, $0.001 par value, 100,000,000 authorized; 107,138,707 shares issued and outstanding	107,139
Additional paid in capital	6,681,314
Net unrealized appreciation on portfolio	567,017
Undistributed earnings	45,638
Cumulative effect of conversion to BDC	717,000
Retained deficit from operations prior to conversion to BDC	(1,317,944)

Total shareholders’ equity	6,801,164

Total liabilities and stockholders’ equity	$13,226,912

Net asset value per common share	$0.28

The notes to the financial statements are an integral part of these statements.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	For The Three Months Ended September 30, 2005	For The Six Months Ended September 30, 2005

Interest and related portfolio income:

Interest and dividends:
Companies more than 25% owned	$7,227	$7,227
Companies 5% to 25% owned	2,389	2,389
Companies less than 5% owned	5,000	5,000

Total interest and dividends	14,616	14,616

Fees and other income:
Companies more than 25% owned	231,250	356,250
Companies 5% to 25% owned	50,000	50,000
Companies less than 5% owned	50,000	68,750

Total fees and other income	331,250	475,000

Total interest and related portfolio income	$345,866	$489,616

Operating Expenses:

Interest	39,789	88,552
Employee	8,650	8,650
Administrative	226,235	346,776

Total expenses	274,674	443,978

Net investment income before income taxes	71,192	45,638
Income tax expense (benefit)	--	--

Net investment income	$71,192	$45,638

Net realized and unrealized gains:

Net unrealized gains:
Companies more than 25% owned	$461,635	$314,273
Companies 5% to 25% owned	--	108,494
Companies less than 5% owned	--	144,250

Total net unrealized gains	461,635	567,017

Net change in unrealized appreciation or depreciation	461,635	567,017

Cumulative effect of conversion to BDC	--	717,000

Total net gains	$461,635	$1,284,017

Net increase in net assets resulting from operations	$532,827	$1,329,655

Basic and diluted earnings per common share before cumulative effect of conversion to BDC	$0.00	$0.02

Cumulative effective of conversion to BDC per common share	$0.00	$0.03

Basic and diluted earnings per common share	$0.00	$0.05

Weighted average common shares outstanding	77,835,337	24,218,993

The notes to the financial statements are an integral part of these statements.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
STATEMENT OF CHANGES IN NET ASSETS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

For The Six Months Ended September 30, 2005

Operations:

Net investment income	$45,638
Net realized gains	--
Net change in unrealized appreciation or depreciation	567,017
Cumulative effect of conversion to BDC	717,000

Net increase in net assets resulting from operations	1,329,655

Shareholder distributions:

Common stock dividends	--
Preferred stock dividends	--

Net decrease in net assets resulting from shareholder distributions	--

Capital share transactions:

Issuance of common stock for portfolio investments	3,856,500
Issuance of preferred stock for portfolio investments	1,000
Issuance of common stock upon conversion of debt repayments	2,116,055
Net increase in net assets resulting from capital share transactions	5,973,555

Total increase (decrease) in net assets	7,303,210

Net assets at beginning of period	$(502,046)

Net assets at end of period	$6,801,164

Net asset value per common share	$0.28

Weighted average common shares outstanding at end of period	24,218,993

The notes to the financial statements are an integral part of these statements.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

For The Six Months Ended September 30, 2005

Cash flows from operating activities:

Net increase in net assets resulting from operations:	$1,329,655
Adjustments:
Net unrealized gain on portfolio investments	(567,017)
Changes in accrued interest and fees receivable	(133,366)
Changes in accrued liabilities	248,714
Depreciation and amortization	31,042
Change in deferred financing fee	(34,022)
Advance to portfolio company	(49,225)
Cumulative effect of conversion to BDC	(717,000)

Net cash provided by operating activities	108,781

Cash flows from financing activities:

Sale of common stock	100,000
(Issuance of) notes receivable	(520,075)
Borrowings under notes payable and debentures	2,015,870
(Repayments) on notes payable and debentures	(686,268)

Net cash provided by financing activities	909,527

Cash flows from investment activities:

Development costs for company website	(26,696)
Investments funded	(837,383)

Net cash (used in) investment activities	(864,079)

Net increase (decrease) in cash and cash equivalents	154,229

Cash and cash equivalents at beginning of period	--

Cash and cash equivalents at end of period	$154,229

Supplemental schedule of non-cash investing and financing activities:

Issuance of common stock upon investment in portfolio company	$3,856,500
Issuance of preferred stock upon investment in portfolio company	1,000
Issuance of debentures in return for equity in portfolio company	400,000
Issuances of subscriptions payable upon investment in portfolio company	3,447,000
Issuance of common stock upon conversion of debentures	2,116,055

The notes to the financial statements are an integral part of these statements.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
STATEMENT OF INVESTMENTS
AS OF SEPTEMBER 30, 2005

(UNAUDITED)

		September 30, 2005 (unaudited)
Portfolio Company (Nature of Business)	Investment	Principal	Cost	Value

Veridium Corporation (1) (2)	Common Stock (8,335,944 shares)	$ --	$ 1,014,914	$ 669,217
Paterson,NewJersey	Series A Preferred Stock (627,122 shares)	--	85,792	56,570
(Environmental Services)	Series B Preferred Stock (966,968 shares)	--	2,329,231	1,535,855
	Series C Preferred Stock (750,000 shares)	--	1,500,000	989,075
	Warrants (562,500 preferred shares)	--	--	--
	8% Convertible Debenture	280,196	280,196	280,196
INSEQ Corporation (1) (3)	Common Stock (2,587,513,297 shares)	--	1,588,967	1,537,900
Mount Arlington, New Jersey (Manufacturing & Distribution)	Series C Preferred Stock (400,000 shares)		400,000	400,000

GreenWorks Corporation (4)	Common Stock (1,500,000 shares)	--	942,000	2,986,560
Mount Arlington, New Jersey (Engineering Services)		-- --

GreenShift Industrial Design Corp. (5)	Common Stock (1,000,000 shares)	--	6,000	6,000
New York, New York	8% Convertible Debenture	35,000	35,000	35,000
(Industrial Design & Technology Transfer)

Ovation Products Corporation (5)	Common Stock (1,500,000 shares)	--	1,000,000	1,000,000
Nashua, New Hampshire
(Clean Water Technologies)

Tornado Trash Corporation (5)	Common Stock (1,000,000 shares)	--	2,585	2,585
New York, New York
(Trash Recycling Technologies)

Mean Green BioFuels Corporation (5)	Common Stock (490,000 shares)	--	2,990	2,990
New York, New York
(BioFuels Production and Distribution)

(1)	Denotes public company.

(2)
The value reported here is based on an independent third party assessment of Veridium’s current enterprise value. Certain of the Company’s holdings in Veridium are dilution protected at 25% of the fully diluted capital stock of Veridium until December 31, 2006, and include holdings that are price-protected in the aggregate amount of $2.5 million. After taking account for the application of these dilution and price-protections, the Company held about 56% of Veridium’s fully diluted capital stock as of September 30, 2005. The Company additionally holds warrants exercisable into 562,500 shares of Veridium preferred stock at $2.00 per share, which corresponds to 14,062,500 shares of Veridium common stock at $0.08 per share at the applicable conversion ratio. These warrants will expire on December 31, 2005 if they are not exercised by the Company. The exercise price for these warrants was roughly twice the market price for Veridium common stock at September 30, 2005, and about four times the market price for Veridium common stock upon the filing of this report. The Company has accordingly recorded the value of these warrants at zero.

(3)
The value reported here is based on an independent third party assessment of INSEQ’s current enterprise value. The Company’s common stock holdings in INSEQ are dilution protected until December 31, 2006 at 70% of the fully diluted capital stock of INSEQ. As of September 30, 2005, this equated to 2,587,513,297 shares of INSEQ common stock.

(4)	The value reported here is based on an independent third party assessment of GreenWorks’ current enterprise value.

(5)
The Company holds 100% of the capital stock of GreenShift Industrial Design Corporation, about 12% of Ovation Products Corporation, 100% of Tornado Trash Corporation, and 49% of Mean Green BioFuels Corporation. The value for each of these companies is deemed to be equal to the Company’s cost as of September 30, 2005.

The notes to the financial statements are an integral part of these statements.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
STATEMENT OF INVESTMENTS
AS OF SEPTEMBER 30, 2005

(UNAUDITED)

		September 30, 2005 (unaudited)
Portfolio Company (Nature of Business)	Investment	Principal	Cost	Value
Ethanol Oil Recovery Systems, LLC (2)	Membership Units (15,893 units)	--	1,197,437	1,305,931
Clayton, Georgia
(Ethanol Recovery Technologies)

Sterling Planet, Inc. (4)	8% Convertible Debenture	1,000,000	1,000,000	1,000,000
Norcross, Georgia
(Renewable Energy Sales)

TerraPass, Inc. (4)	Common Stock (68,717 membership units)		250,430	250,430
Menlo Park, California	Warrants (84,025 membership units)
(Renewable Energy Sales)

Coriolis Energy Corporation (3)	Common Stock (1,000,000 shares)	--	1,000	1,000
New York, New York
(Green Energy Research)

Hugo International Telecom, Inc. (1) (5)	Series B Preferred Stock (300,000 shares)	--	300,000	300,000
Mount Arlington, New Jersey	8% Convertible Debenture	67,995	67,995	67,995
(Development Stage)

TDS (Telemedicine), Inc. (1) (6)	Common Stock (3,000,000 shares)	--	5,000	149,250
Mount Arlington, New Jersey	8% Convertible Debenture	171,885	171,885	171,885
(Development Stage)

(1)	Denotes public company.

(2)	The Company owns 10% of Ethanol Oil Recovery Systems, LLC. The value reported here is based on an independent third party assessment of Ethanol Oil Recovery’s current enterprise value.

(3)
Tornado Trash Corporation and Coriolis Energy Corporation are development stage wholly-owned subsidiaries of the Company and their value is deemed to be equal to the Company’s cost as of September 30, 2005.

(4)
The Company’s investments in Sterling Planet, Inc., and TerraPass, Inc., are shown at cost. The Company also holds warrants exercisable into $500,000 of Sterling common stock upon Sterling’s completion of a larger venture capital raise and based on a 20% discount to the price per share for Sterling common stock used in such raise. The Company also holds warrants to acquire an additional 84,025 membership units in TerraPass for another $250,000. The value of the Sterling warrants is currently unknowable and neither the Sterling nor the TerraPass warrants will vest until such time as the Company satisfies its investments payable with these companies. The value of these warrants is accordingly recorded at zero herein.

(5)
The Company’s holdings in Hugo International Telecom, Inc., are shown here at cost. The Company holds 300,000 shares of this portfolio company’s Series B Preferred Stock, which shares include a coupon of 8% and voting rights that are fixed at 67% until conversion.

(6)	The Company’s holdings in TDS are shown here at cost and are price protected in this amount.

The notes to the financial statements are an integral part of these statements.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2005 (UNAUDITED)
PRIOR TO FILING ELECTION TO BE REGULATED AS INVESTMENT COMPANY

3/31/05 (unaudited)
ASSETS:
Current assets	:
Cash	$--
Accounts receivable, net	434,103
Unbilled revenues	243,501
Costs and earnings in excess of billings on uncompleted projects	72,026
Deferred financing fees	108,333
Prepaid expenses and other current assets	141,717
Assets to be disposed of	205,289
Total current assets	1,204,969

Property and equipment, net	133,327

Other Assets:
Security and other deposits	26,911
Costs and earnings in excess of billings on uncompleted projects	239,675
Deferred financing costs, net	171,528
Property held for sale	59,298
Total other assets	497,412

TOTAL ASSETS	$1,835,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	841,832
Accrued salary costs	54,743
Accrued other	774,275
Payroll taxes payable	258,638
Billings in excess of costs and earnings on uncompleted projects	26,493
Line of credit	1,196,972
Notes payable to non-affiliated parties	57,262
Installment loans payable	63,571
Capital lease obligations	13,038
Deferred revenues	115,525
Liabilities to be disposed of	483,893
Total current liabilities	3,886,242

Accrued employee benefits	47,838
Accrued other	30,592
Billings in excess of costs and earnings on uncompleted projects	39,739
Convertible debenture	500,000
Notes payable - deferred financing	250,000
Notes payable to non-affiliated parties	214,494
Installment loans payable, net of current maturities	2,910
Capital lease obligations, net of current maturities	11,000
Deferred revenues	489,788
Total liabilities:	5,472,603

Stockholders’ equity:
Common stock $ 0.001 par value, authorized 100,000,000 shares; 8,615,275 shares issued and outstanding	8,615
Additional paid-in capital	3,256,986
Accumulated deficit	(6,902,496)
Total stockholders’ equity (impairment)	(3,636,895)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,835,708

The notes to the consolidated financial statements are an integral part of these statements.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)
PRIOR TO FILING ELECTION TO BE REGULATED AS INVESTMENT COMPANY

	3/31/05	3/31/04
Revenues	$920,385	$821,161
Cost of revenues	457,301	403,755
Gross profit	463,084	417,407

Operating expenses:
Selling, general and administrative expenses	304,799	521,573
Stock-based compensation	925,837	--
Total operating expenses	1,230,636	521,573

Operating loss	(767,552)	(104,166)

Interest expense	(53,276)	(53,154)
Gain on sale of fixed assets	--	7,282

Loss from continuing operations	(820,828)	(150,038)

Loss from discontinued operations	(8,622)	(105,873)

Net loss	$(829,450)	$(255,911)

Loss per common share from continuing operations	$(0.17)	$(0.30)

Loss per share form discontinued operations	$(0.01)	$(0.22)

Total loss per common Net loss per common share, basic and diluted	$(0.18)	$(0.52)

Weighted average shares of common stock outstanding	4,778,727	492,432

The notes to the consolidated financial statements are an integral part of these statements.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
PRIOR TO FILING ELECTION TO BE REGULATED AS INVESTMENT COMPANY

	3/31/05	3/31/04

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations	$(820,828)	$(150,038)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,074	13,038
Amortization of deferred financing costs	22,222	--
Gain on sale or disposal of equipment	--	(30,245)
Equity issued in exchange for services rendered	918,015	--
Change in provision for doubtful accounts	19,732	--
(Increase) Decrease in assets:
Accounts receivable	(74,086)	(75,063)
Unbilled revenues	(72,045)	(167,736)
Prepaid expenses and other current assets	43,261	(11,284)
Cost and estimated earnings in excess of billings on uncompleted projects	(7,397)	(3,015)
Security and other deposits	(50)	15,291
Increase (decrease) in liabilities:
Accounts payable, accrued and payroll taxes payable	170,529	(62,308)
Billings in excess of costs and estimated earnings on uncompleted projects	(17,074)	25,940
Deferred revenues	(9,775)	(18,279)
Cash provided by (used in) continuing operations	195,578	(463,699

Loss from discontinued operations	(8,622)	(105,873)
(Increase) decrease in net assets of discontinued operations	(120,523)	483,214
Cash (used in) provided by discontinued operations	(129,145)	377,341

Net cash provided by (used in) operating activities	66,433	(86,358)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of property & equipment	--	49,030
Net cash provided by (used in) investing activities	--	49,030

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from stockholders	--	160,000
Repayment of stockholder loans	--	(1,697)
Loans from non-affiliated parties	7,948	4,799
Repayment of loans from non-affiliated parties	(4,580)	--
Repayment of installment loans and capital lease obligations	(69,801)	(125,774)

Net cash (used in provided by financing activities	(66,433)	37,328

Increase (decrease) in cash	--	--

Cash at beginning of period	--	--

Cash at end of period	$--	$--

The notes to the consolidated financial statements are an integral part of these statements.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

GreenShift Corporation (f/k/a GreenWorks Corporation), a Delaware corporation (“we”, “our”, “us”, “GreenShift” or the “Company”), is a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

We were formerly known as GreenWorks Corporation and our former operations were conducted through our wholly owned subsidiary, GreenWorks Engineering Corporation. On April 1, 2005, we acquired majority equity stakes in Veridium Corporation (“Veridium”) (OTC Bulletin Board: VRDM) and INSEQ Corporation (“INSEQ”) (OTC Bulletin Board: INSQ) from affiliates of Kevin Kreisler, our chairman and chief executive officer. We subsequently filed an election on Form N54A pursuant to Section 54 of the 1940 Act to be regulated as a BDC, and we changed our name from “GreenWorks Corporation” to “GreenShift Corporation”. We also changed the name of our former operating subsidiary from “GreenWorks Engineering Corporation” to “GreenWorks Corporation.”

GreenShift’s business model is to develop and support companies and technologies that facilitate the efficient use of natural resources and catalyze transformational environmental gains. GreenShift plans to use equity and debt capital to support and drive the value of its existing portfolio of companies and to make investments in a diversified mix of strategically compatible growth stage public and private businesses and technologies. GreenShift’s portfolio as of September 30, 2005 included investments in the following proactive companies:

Portfolio Company		Type of Business
•	Veridium Corporation (OTCBB: VRDM)	Environmental Services
•	INSEQ Corporation (OTCBB: INSQ)	Manufacturing & Commodities Distribution
•	GreenWorks Corporation	Engineering Services
•	GreenShift Industrial Design Corporation	Industrial Design&Technology Transfer
•	Ovation Products Corporation	Clean Water Technologies
•	Tornado Trash Corporation	Trash Recycling Technologies
•	Mean Green BioFuels Corporation	BioFuels Production and Distribution
•	Ethanol Oil Recovery Systems, Inc.	Ethanol Recovery Technologies
•	Sterling Planet, Inc.	Renewable Energy Sales
•	TerraPass, Inc.	Renewable Energy Sales
•	Coriolis Energy Corporation	Green Energy Research
•	Hugo International Telecom, Inc. (Pink Sheets: HGOI)	Development Stage
•	TDS (Telemedicine), Inc. (Pink Sheets: TDST)	Development Stage

In accordance with specific rules prescribed for investment companies, subsidiaries hold investments on behalf of the Company or provide substantial services to the Company. Portfolio investments are held for purposes of deriving investment income and future capital gains. The financial results of the Company’s portfolio investments are not consolidated in the Company’s financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Conversion to Investment Company Accounting

The results of operations for 2005 are divided into two periods. The period from January 1, 2005 through March 31, 2005 reflects the Company's results prior to commencing operations as a regulated BDC under the 1940 Act. The period from April 1, 2005 through September 30, 2005 reflects the Company's results of operations as a BDC. Accounting principles used in the preparation of the financial statements beginning April 1, 2005 are different from those used for prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable, and are presented separately herein. The primary differences in accounting principles are due to the requirements of the 1940 Investment Company Act and Regulation S-X. The Company filed an election to become regulated as a BDC under the 1940 Act on April 1, 2005. The controlling sections of the 1940 Act and the relevant accounting sections of Regulation S-X require that (1) a BDC may not consolidate the operations of its portfolio companies with operations of the BDC and (2) a BDC must provide to its investors the cost basis, fair market value, and the net realized gain or loss and or the net unrealized gain or loss of each of its portfolio investments on a quarterly basis. Accordingly, to comply with the various BDC requirements, the Company, and its wholly owned subsidiary, GreenWorks Corporation (f/k/a GreenWorks Engineering Corporation, and its wholly owned subsidiary, Enviro-Sciences (of Delaware), Inc., which had previously reported consolidated financial statements made the appropriate adjustments to deconsolidate assets, liabilities and operations that had previously been reported on a consolidated basis.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The condensed interim financial statements included herein, prepared by the Company for the interim period ending September 30, 2005 and the three months ended March 31, 2005 and 2004, are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and Article 10 of Regulation S-X. In the opinion of management, these financial statements include all adjustments which, except as described elsewhere herein, are of a normal recurring nature and are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements that are reviewed no less than annually. Actual results could differ materially from these estimates and assumptions due to changes in environmental industry-related regulations or future operational plans, and the inherent imprecision associated with estimating such future matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

Investments are presented in three categories: companies more than 25% owned, which represent portfolio companies where the Company directly or indirectly owns more than 25% of the outstanding voting securities of such portfolio company and, therefore, are deemed controlled by the Company under the 1940 Act; companies owned 5% to 25%, which represent portfolio companies where the Company directly or indirectly owns 5% to 25% of the outstanding voting securities of such portfolio company or where the Company holds one or more seats on the portfolio company’s board of directors and, therefore, are deemed to be an affiliated person under the 1940 Act; and companies less than 5% owned which represent portfolio companies where the Company directly or indirectly owns less than 5% of the outstanding voting securities of such portfolio company and where the Company has no other affiliations with such portfolio company. The interest and related portfolio income and net realized gains (losses) from the portfolio and other sources are included in the companies less than 5% owned category on the statement of operations. In the ordinary course of business, the Company enters into transactions with portfolio companies in the more than 25% owned and the 5% to 25% owned categories that may be considered related party transactions.

VALUATION OF PORTFOLIO INVESTMENTS

The Company has retained the services of an independent third party valuation company, Business Valuation Center of Reston, Virginia (“BVC”), to provide an assessment of the fair market value of the Company’s investments. The Company’s financial statements for the three months ended September 30, 2005 have been prepared in connection with BVC’s conclusions, which conclusions were based on a variety of conventionally accepted valuation methods.

The Company, as a BDC, has invested in illiquid securities including debt and equity securities of companies. The Company’s investments are generally subject to restrictions on resale and generally have a thinly-traded or no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the Board of Directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that little or no ready market exists for substantially all of the securities in which it invests. The Company’s valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of the Company’s debt or equity investments. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and the Company’s equity security has also appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restrictions on resale, if any.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LOANS AND DEBT SECURITIES

For loans and debt securities, fair value generally approximates cost unless the borrower’s enterprise value, overall financial condition or other factors lead to a determination of fair value at a different amount.

When the Company receives nominal cost warrants or free equity securities (“nominal cost equity”), the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. At that time, the original issue discount basis of the nominal cost equity is recorded by increasing the cost basis in the equity and decreasing the cost basis in the related debt securities.

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Interest on loans and debt securities is not accrued if the Company has doubt about interest collection. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by the Company depending on such company’s capital requirements. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.

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

EQUITY SECURITIES

The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined equity values are generally discounted to account for restrictions on resale or minority ownership positions.

The value of the Company’s equity interests in public companies for which market quotations are readily available is based on the average closing public market price for the ten days preceding the balance sheet date. The Company’s policy is to value its equity interests in public companies at a discount of 25% from the public market value of the security, subject to considerations including certain restrictions on liquidation and the divergence of such value from the deemed enterprise value of the portfolio company.

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
NOTES TO FINANCIAL STATEMENTS

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

GUARANTEES

The Company accounts for guarantees under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the “Interpretation”). In accordance with the Interpretation, guarantees meeting the characteristics described in the Interpretation, and issued or modified after December 31, 2002, are recognized at fair value at inception. However, certain guarantees are excluded from the initial recognition provisions of the Interpretation. See Note 5 for disclosures related to the Company’s guarantees.

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

GOING CONCERN

The Company’s financial statements for the six months ended September 30, 2005, were prepared assuming that the Company would continue as a going concern. At September 30, 2005, the Company had $154,229 in cash and total liabilities of $6,425,748. Due to this financial condition, the Company’s auditors had issued a going concern note as these matters raised substantial doubt as to the Company’s then-current ability to fund operations. The Company continues to seek alternative and multiple sources of financing to address its moving forward cash needs.

DIVIDENDS TO SHAREHOLDERS

Dividends are recorded when declared and paid to shareholders of record as of the record date. For the six months ended September 30, 2005, no dividends have been declared.

STOCK COMPENSATION PLANS

The Company has a stock-based employee compensation plan pursuant to which no stock or options were issued during the six months ended September 30, 2005. The Company accounts for this plan under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation, and related interpretations. In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (the “Statement”), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement expresses no preference for a type of valuation model and was originally effective for most public companies’ interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission issued a rule deferring the effective date to January 1, 2006, for most companies. The scope of the Statement includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FEDERAL AND STATE INCOME TAXES

The Company intends to comply with the requirements of the Internal Revenue Code (“Code”) that are applicable to regulated investment companies (“RIC”). The Company and its subsidiaries that qualify as a RIC intend to distribute or retain through a deemed distribution all of their annual taxable income to shareholders; therefore, the Company has made no provision for income taxes for these entities.

PER SHARE INFORMATION

Basic earnings per common share is calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per common share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. Earnings per share is computed after subtracting dividends on preferred shares.

While the Company’s various debenture holders are subject to restrictions on conversion limiting ownership to certain minority percentages of our common stock, without this restriction our various debentures outstanding at September 30, 2005, could be converted into 16,409,560 shares at the market price on September 30, 2005, which would dilute the interest of our current shareholders by over 15%.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The financial statements include portfolio investments at value of $12.7 million at September 30, 2005. At September 30, 2005, 100% of the Company’s total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors’ determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NOTES RELATING TO THE COMPANY’S OPERATIONS PRIOR TO FILING ELECTION TO BE REGULATED AS AN INVESTMENT COMPANY

Going Concern

Prior to converting to investment company accounting, the Company’s financial statements for the three months ended March 31, 2005, were prepared assuming that the Company would continue as a going concern. The Company incurred a loss of $-(829,450) during the three months ended March 31, 2005, at which time the Company had no cash, and current liabilities from continuing operations exceeded current assets by $2,197,380. Due to this financial condition, the Company’s auditors had issued a going concern note as these matters raised substantial doubt as to the Company’s then-current ability to fund operations. The Company continues to seek alternative and multiple sources of financing to address its moving forward cash needs.

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

Supplemental Disclosure for Stock-Based Compensation

The Company applies SFAS Opinion No.123 in accounting for stock-based compensation.. SFAS No. 123, “Accounting for Stock-Based Compensation”, defined a fair value method accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pro forma expenses are based on the underlying value of the options granted by the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and expensed over the vesting period. The following weighted average assumptions were used to calculate the fair value of options granted during the three months ended March 31, 2005:

3/31/05

Dividend yield	0
Expected volatility	69%
Risk-free interest rate	4.1%
Expected life	10 years
The following is a summary of the status of the options outstanding as of March 31, 2005:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 1/1/2005	--	$--

Granted	13,250,000	0.08
Exercised	--	--
Forfeited	--	--

Outstanding at 3/31/05	13,250,000	$0.08

Supplemental Disclosure of Cash Flow Information

The following supplements the Company’s statements of cash flows for the three months ended March 31, 2005, prior to converting to investment company accounting:

Cash paid during the period ended March 31, 2005 for:
Interest	$27,203
Income taxes	$--

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

3.	INVESTMENT COMPANY

INVESTMENT POLICY

The Company uses equity and debt capital to support its existing portfolio of companies and to make investments in a diversified mix of growth stage public and private businesses that make positive contributions to the use of natural resources. The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments.

As a regulated investment company for tax purposes, the Company’s plan is to distribute substantially all of its taxable income as dividends to our shareholders.

BUSINESS DEVELOPMENT COMPANY

The Company has elected to be treated as a business development company under the 1940 Act and has elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of the Company’s business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities voting as a class.

The Company may invest up to 100% of its assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, the Company may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. The Company’s intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of the Company’s portfolio companies, except that the Company may enter into hedging transactions to manage the risks associated with interest rate and currency rate fluctuations. However, the Company may purchase or otherwise receive warrants to purchase the common stock of its portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, the Company may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. The Company also does not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, the Company generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of the Company’s total assets in the securities of one investment company or invest more than 10% of the value of the Company’s total assets in the securities of more than one investment company.

With regard to that portion of the Company’s portfolio which may be invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies are fundamental and may be changed without stockholder approval.

QUALIFYING ASSETS

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to the Company’s planned business are the following:

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
NOTES TO FINANCIAL STATEMENTS

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

INVESTMENT CONCENTRATION

The Company intends to concentrate on environmentally proactive investments and to invest, under normal circumstances, at least 80% of the value of the Company’s net assets (including the amount of any borrowings for investment purposes) in qualified companies. This 80% policy is not a fundamental policy and therefore may be changed without the approval of the Company’s stockholders. However, the Company may not change or modify this policy unless we provide our stockholders with at least 60 days' prior notice.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

4.	PORTFOLIO

The Company’s investment activity principally involves providing financing through privately negotiated long-term debt and equity investments.

The Company’s investments in private companies are generally illiquid and subject to restrictions on resale. Private finance investments are generally structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company’s equity at a pre-determined strike price, which is generally a nominal price for warrants or options in a private company. The annual stated interest rate is only one factor in pricing the investment relative to the Company’s rights and priority in the portfolio company’s capital structure, and will vary depending on many factors, including if the Company has received nominal cost equity or other components of investment return, such as loan origination fees or market discount. The stated interest rate may include some component of contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. At September 30, 2005, 100% of the Company’s loans and debt securities had fixed interest rates.

Loans and debt securities generally have a maturity of one to ten years, with interest-only payments in the early years and payments of both principal and interest in the later years, although debt maturities and principal amortization schedules vary.

Equity interests issued by private companies may be subject to restrictions on their resale and are generally illiquid. The Company may incur closing costs associated with making control investments, which will be added to the cost basis of the Company’s equity investment. Equity securities generally do not produce a current return, but are held with the potential for investment appreciation and ultimate gain on sale.

The Company’s largest investments at September 30, 2005, were in Veridium Corporation (“Veridium”) (OTC Bulletin Board: VRDM), INSEQ Corporation (“INSEQ”) (OTC Bulletin Board: INSQ), GreenWorks Corporation (“GreenWorks”), Ethanol Oil Recovery Systems, Inc. (“EORS”), Sterling Planet, Inc. (“Sterling Planet”), and Ovation Products Corporation (“Ovation”), accounting for 24.6%, 14.7%, 22.6%, 9.9%, 7.6% and 7.6% respectively, of our total assets.

VERIDIUM CORPORATION

Veridium (OTC Bulletin Board: VRDM) is a publicly traded environmental management company. Veridium is currently implementing a restructuring plan which includes the cessation of operations of Veridium’s industrial waste recycling facility and is planned to include the reorganization of its services business. Veridium expects that these initiatives will enhance operating results in the immediate term and enable Veridium to grow its business more effectively.

During the three months ended September 30, 2005, the Company purchased convertible debentures in Veridium totaling $280,196, earned $5,235 in interest income, and received no other related portfolio income from Veridium.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman, chief executive officer and president of Veridium Corporation. As the controlling shareholder of the Company, who is in turn the controlling shareholder of Veridium, Mr. Kreisler has unconditionally guaranteed certain of Veridium’s debts with its creditors.

INSEQ CORPORATION

INSEQ (OTC Bulletin Board: INSQ) is a publicly traded corporation whose mission is to directly facilitate the efficient utilization of natural resources including metals, chemicals, fuels and plastics. INSEQ recently acquired Warnecke Design Services, Inc., a specialty metal manufacturer that comprised the majority of INSEQ’s operations as of September 30, 2005. INSEQ is also subject to an agreement to acquire Independent Metal Sales, Inc.

During the three months ended September 30, 2005, the Company earned $81,250 in management fees from INSEQ. At September 30, 2005, $50,000 was due from INSEQ.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

4.	PORTFOLIO (continued)

INSEQ CORPORATION (continued)

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of INSEQ, and our president and chief financial officer, James Grainer, is also the president and chief financial officer of INSEQ. As the controlling shareholder of the Company, who is in turn the controlling shareholder of INSEQ, Mr. Kreisler and the Company have unconditionally guaranteed certain of INSEQ’s debts with its creditors.

GREENWORKS CORPORATION

GreenWorks is an environmental engineering services company that intends to acquire and consolidate a series of qualified engineering services companies during 2005. GreenWorks provides consulting, technical and engineering services to alleviate the environmental problems of its clients. GreenWorks’ clients include Fortune 100 and other industrial companies, commercial firms, engineering and construction contractors, law firms, utilities, real estate developers and government entities. GreenWorks is currently producing about $3.8 million in revenue per year and has a backlog of another $2 million in sales. GreenWorks intends to go public during 2005 in line with its completion of qualified acquisitions.

During the three months ended September 30, 2005, earned $37,500 in management services fees receivable from GreenWorks. At September 30, 2005, $75,000 was due from GreenWorks.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of GreenWorks, and our president and chief financial officer, James Grainer, is also the chief financial officer of GreenWorks.

GREENSHIFT INDUSTRIAL DESIGN CORPORATION (“GIDC”)

GreenShift Industrial Design Corporation (“GIDC”) is a development stage company that focuses on the engineering and marketing of green innovations and processes that enhance manufacturing efficiencies, improve resource utilization and minimize waste. GIDC plans to deliver consumer oriented Natural Solutions™ based on an array of green technologies and applied engineering expertise that reduce waste at the source and make it easier for people and businesses to recycle and reuse resources. GIDC plans to initially focus on the acquisition, development and marketing of benchmark green technologies and products that accomplish the following key goals:

•	Reduce the volume of waste generated by residential and commercial consumers;
•	Increase the convenience and decrease the cost of recycling by residential and commercial consumers; and,
•	Increase the cost-efficiency of processing certain types of industrial wastes.

GIDC expects to acquire, develop and market powerful new green technologies and to generate revenue starting in 2006 from the provision of customized engineering services to third party clients.

GIDC currently holds the rights to the following technologies:

Universal Processing: Tornado Generator™

GIDC’s proprietary Tornado Generator™ accelerates compressed air to supersonic speeds in a closed cyclonic chamber where the air is powerful enough to almost instantly grind, flash desiccate and atomize solid and liquid wastes and other materials into micron sized powders. The Tornado Generator™ is robust and cost-efficient enough to process most conventional wastes at both centralized disposal facilities and decentralized point-sources. The technology is also capable of direct implementation in manufacturing, mining, refining and other industrial processes. GIDC plans to target key waste and other industrial processing facilities for deployment of specific applications of the Tornado Generator™ bundled with GIDC's other licensed technologies.

On August 29, 2005, GIDC secured the exclusive rights to a broad array of applications using a similar technology from Vortex Dehydration Technology, LLC., called the Windhexe in return for a license fee of $135,000 and royalty fees equal to 3% of GIDC’s sales with the Windhexe. This technology is one of the more innovative implementations of the concept of harnessing the relative power of a tornado for use in industrial applications, and it is one of the technologies used in certain applications of GreenShift's proprietary Tornado Generator™ technology. Subject to limited exclusions, GIDC’s license with Vortex provides exclusive rights to the following applications of the Windhexe technology:

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

4.	PORTFOLIO (continued)

GREENSHIFT INDUSTRIAL DESIGN CORPORATION (continued)

•
Waste Processing: (a) wastes that are hazardous or otherwise harmful to human and animal health and the environment; (b) wastes that are water and/or wastewater (including sedimentary and/or septic material); (c) wastes that are partially used or discarded metals, chemicals, fuels, plastics, composites, glass, paper, food products and electronics; and, (d) wastes that are or derive from mining waste tailings.

•	Mining Processing: the extraction, processing, separation and/or refining of wastes and/or commodities that are solids, liquids and gases.

•	Industrial Design Services: All applications relating to the use of the Windhexe in the provision of design and engineering or other services relating to the use of the Windhexe.

Waste Recycling: Preferential Separation of Plastics from Mixed Plastic Waste

On September 21, 2005, INSEQ Corporation granted GIDC the exclusive right to the use of its new patented technology for the separation of plastics from solid wastes and non-exclusive rights to the technology for the separation of plastics from electronic equipment and white appliances. The new technology was developed by Argonne National Laboratory under a contract with the U.S. Department of Energy and enables the cost-effective preferential separation and recovery of specific targeted plastics from a mixed plastics stream. INSEQ will receive 3% of GIDC’s sales with this technology under its license agreement.

Water Purification: Vapor Compression Distillation

On August 9, 2005, Ovation Products Corporation granted GIDC certain non-exclusive and exclusive rights to Ovation’s new patented and patent-pending vapor compression water purification technology and its new Clean Water Appliance in return for the payment to Ovation of royalty fees equal to 1% of any service or product revenue, or 20% of all licensing revenue GIDC generates from the use or license of the Ovation technology. Subject to limited exclusions, GIDC’s license with Ovation provides non-exclusive rights to the following applications:

•	Hazardous Wastes. Wastes that are hazardous or otherwise harmful to human and animal health and the environment, including medical or other biologically active wastes;

•	Brownfield Wastes. Wastes that derive from environmentally impaired real property, including fixtures on or any appurtenances to such property;

•	Municipal Solid Wastes. Wastes that derive from the centralized processing, storage, disposal and/or incineration of by-products, garbage, trash or other discarded materials;

•	Human Waste. Wastes that derive from the centralized processing of sewage at municipal or other sewage treatment plants;

•
Agricultural Waste. Wastes that derive from farming activities, including the production of crops and raising livestock, and including septic wastes and other wastewaters deriving from livestock and meat processing;

•	Food Service Waste. Wastes that derive from the preparation of food and other related activity at establishments that prepare and/or serve food;

•	Mining Wastes. Wastes that are or derive from mining activity, mining tailings and/or acid mine drainage;

•
Commercial Real Estate Development. Products for the processing and purification of dirty water for residents of multi-family buildings, hotels, and/or commercial office buildings having a minimum of fifty (50) separate apartments, dwellings, rooms or other units and are located in Boston, Providence, New York City, Philadelphia, Washington D.C., Miami, New Orleans, Houston, San Francisco, Seattle, Las Vegas, Denver and/or Chicago;

•	Golf Courses. Products for the processing and purification of dirty water for reuse for and at golf courses; and,

•
Refining. Products and applications involving the distillation and/or refining of inorganic and/or organic liquids and gases with the purpose of preferentially separating and/or removing targeted constituents.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

4.	PORTFOLIO (continued)

GREENSHIFT INDUSTRIAL DESIGN CORPORATION (continued)

Subject to limited exclusions, GIDC’s license with Ovation provides exclusive rights to the following applications:

•	Survival Gear. Portable products for the processing of dirty water into water that is safe for consumption and/or other use;

•	Fuel Cells. Products for the removal of impurities from or other preparation of water or other liquids for use in fuel cells and/or other portable energy generation devices;

•
Ocean Exploration. Products for the processing waste or other materials into water that is safe for consumption or other use for all applications relating to subsurface ocean transportation and exploration; and,

•	Space Exploration. Products for the processing waste or other materials into water that is safe for consumption or other use for all applications relating to space or space exploration.

Waste Reduction: OneLid™

GIDC developed a patent-pending commercial appliance called OneLid™ to reduce plastic waste produced by the food services industry. Studies indicate that about 1.5 pounds of trash are produced for each fast food restaurant meal served, of which 50.5% is paper, 13.6% is plastics and 1.1% is glass. The new GIDC appliance specifically aims to reduce the contribution to this made by unused plastic beverage lids by controlling the dispensing of plastic lids and allowing restaurant operators to more effectively manage their inventories. According to a study published by the Freedonia Group, Inc., the food services industry purchased about 100 billion plastic beverage lids during 2003 for about $0.005 each or for a total of about $500 million.

During the three months ended September 30, 2005, the Company purchased notes in GIDC totaling $135,000, of which $100,000 was repaid, earned $888 in interest income, and received $50,000 in management fees from GIDC.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of GIDC, and our president and chief financial officer, James Grainer, is also the chief financial officer of GIDC. Mr. Kreisler is also a co-inventor of GIDC’s Tornado Generator™, OneLid™ and several other GIDC technologies.

OVATION PRODUCTS CORPORATION

Ovation is a development stage company with patented and proprietary technologies involving new implementations of vapor compression distillation. Ovation has invested over $9 million developing technology that offers dramatic price and performance advantages over competing clean water technologies. Ovation is finalizing the development of its initial product, the Clean Water Appliance - a fire-hydrant sized appliance that can generate 25 gallons of pure water per hour from a variety of dirty water input sources at a cost of approximately $0.004 per gallon, or about 1.2% of the cost of traditional home distillation methods. Ovation expects that its Clean Water Appliance will be available in 2006 and will sell for a fraction of the price of commercial distillation systems.

To achieve this small size, low cost and high efficiency, Ovation’s products incorporate patented new implementations of a proven distillation process called vapor compression. Ovation has been granted 11 patents for its technology and system, and has filed for an additional 5 patents to date. Ovation’s technology has been refined to the point where Ovation has been able to reduce energy loss by over 98% and distill water for about 1.2% of the cost of traditional home methods. Ovation believes that its Clean Water Appliance is the most efficient commercial distiller in the world, of any size.

Distillation is the “gold standard” for water purification in that it removes bacteria, viruses, heavy metals, suspended solids and almost all chemicals. It is the single most effective method for purifying water. Other processes such as ultra filtration and reverse osmosis do not produce perfect water quality, discharge several times more wastewater, degrade over time, and require replacement of filters and cartridges. Ovation’s products provide a consistent high quality output and require no filter or cartridges.

GreenShift acquired 1,500,000 shares, or about 12%, of Ovation’s outstanding stock for $1 million at an effective rate of $0.67 per share. Ovation recently filed to become publicly traded and expects to commence trading in the first quarter 2006. As of September 31, 2005, $500,000 of the Company’s investment payable relates to this investment. Our chairman and chief executive officer, Kevin Kreisler, is a board member of Ovation.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

4.	PORTFOLIO (continued)

TORNADO TRASH CORPORATION (“TTC”)

TTC is a development stage company that the Company formed to deploy GIDC’s innovative green technologies with the specific goal of minimizing and eliminating the practice of landfill disposal by converting trash into valuable metals, chemicals, plastics, fuels and energy. TTC will focus on centralized applications of its technologies at, for example, landfills and transfer stations, and decentralized applications of its technologies in new green appliances positioned to residential and commercial consumers. During the three months ended September 30, 2005, the Company earned $12,500 in management fees payable from this portfolio company which fees remained outstanding as of September 30, 2005. Our chairman and chief executive officer, Kevin Kreisler, is the chairman of TTC.

MEAN GREEN BIOFUELS CORPORATION

Mean Green is a development-stage company that the Company formed to finance, build and operate biofuels production and distribution infrastructure predominantly on the eastern seaboard of the United States. Mean Green holds certain exclusive rights to the EORS technology (see below) for the cost-effective conversion of corn oil into biodiesel fuels. During the three months ended September 30, 2005, the Company earned $12,500 in management fees payable from this portfolio company which fees remained outstanding as of September 30, 2005. Our chairman and chief executive officer, Kevin Kreisler, is the chairman of Mean Green.

ETHANOL OIL RECOVERY SYSTEMS, L.L.C. (“EORS”)

EORS, a green technology development company, is the inventor of a new patent-pending technology for the cost-effective conversion of corn oil into biodiesel fuels. EORS has licensed its technologies to VeraSun Energy Corporation for the territory west of the Mississippi River and to Mean Green BioFuels Corporation, a GreenShift company, for the rest of the world. EORS owns a 20% stake in VeraSun Energy’s new biodiesel facility, which is slated for production in 2007. Under the terms of its agreement with EORS, GreenShift acquired a 10% stake in EORS for a commitment to provide a minimum of $1.2 million to a maximum of $2.5 million. As a limited liability company, EORS’ taxable income will flow directly through to its members.

On June 29, 2005, the Company made its first payment of $100,000 under the EORS investment agreements. The balance is expected to be due in the second or third quarter of 2006 upon the perfection of conventional credit financing for the new VeraSun facility. As of September 30, 2005, the Company accrued $1,097,437 in investments payable to EORS.

STERLING PLANET, INC.

Sterling Planet is the nation’s leading retail renewable energy provider through the sourcing and sale of renewable energy certificates (“RECs”). RECs, or green tags, enable retail residential and non-residential consumers to purchase green, or environmentally friendly, energy through their existing utility and offset reliance on power generated from fossil fuel sources. RECs represent all of the positive environmental attributes of renewable power generation from sources such as solar, wind and organic bioenergy power and can be purchased and used by consumers regardless of whether or not their local utility has access to green power generation.

Founded in 2000, Sterling Planet was the first company to offer every U.S. home and business a way to reduce the environmental impact of regular electricity production. Now Sterling Planet leads the way in retail sales of renewable energy from the sun, wind, biomass, small hydro and other renewable technologies produced domestically while stimulating local economies and creating jobs. Sterling has sold over 2.33 billion kilowatt hours of renewable energy since its inception, representing enough energy to power 214,300 homes for a full year or taking over 283,000 cars off the roads which will offset 1,624,000 tons of carbon dioxide. Sterling is also the nation’s leader in partnering with electric utilities and businesses to market or supply renewable energy. Currently, Sterling has 26 utility partners nationwide in states such as Florida, Massachusetts, New York, Connecticut, New Jersey and Rhode Island. Sterling currently services an impressive array of clients including Alcoa, The Coca-Cola Company, DuPont, Delphi Corporation, Duke University, University of Utah, Nike, Pitney Bowes, U.S. Environmental Protection Agency, the U.S. General Services Administration, the Homeland Security Department, Western Area Power Administration, New York State Energy Research and Development Authority (NYSERDA), the U. S. Army, Staples, Whirlpool Corporation, the World Resources Institute and over 150 other environmentally friendly companies.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

4.	PORTFOLIO (continued)

STERLING PLANET, INC. (continued)

Under the terms of its agreement with Sterling, GreenShift purchased $1,000,000 in 8% convertible notes in Sterling and warrants to purchase up to an additional $500,000 of Sterling common stock upon Sterling’s completion of a larger venture capital raise. During the three months ended September 30, 2005, the Company earned $2,389 in interest income and received no other related portfolio income from Sterling. As of September 31, 2005, $750,000 of the Company’s investment payable relates to this investment.

TERRAPASS, INC.

TerraPass is a development stage company founded by professor Karl Ulrich and a group of his students at the Wharton School at the University of Pennsylvania. TerraPass allows consumers to pay to offset their car's emissions through investment in clean-energy alternatives such as wind and bioenergy power by purchasing a "TerraPass" - a decal sold through the TerraPass website that is certified to eliminate the equivalent of a single car's carbon dioxide emissions. TerraPass allows a broad audience of consumers to participate in this emerging trend, by purchasing carbon dioxide credits and renewable energy certificates ("RECs") on behalf of its customers that subsidize and increase the production of green, or environmentally friendly energy, and offset consumption of fossil fuel sources.

Under the terms of its agreement with TerraPass, GreenShift purchased a 10% stake in TerraPass for $250,000 and warrants to acquire an additional 15% of TerraPass for another $250,000. As of September 31, 2005, $150,000 of the Company’s investment payable relates to this investment.

CORIOLIS ENERGY CORPORATION (“CEC”)

CEC is a pre-revenue, research and development company with a focus on alternative energy resources. CEC is currently not operating. CEC’s initial focus will be on the commercial development of a new types of cost-effective and scalable green power generation. Our chairman and chief executive officer, Kevin Kreisler, is the chairman of CEC.

HUGO INTERNATIONAL TELECOM, INC. (“HUGO”)

Hugo is a development stage public company whose plan for 2005 is to complete one or more suitable acquisitions. On August 20, 2005, the Company acquired 300,000 shares of Hugo’s Series B Preferred Stock for $300,000. These shares are convertible into Hugo common stock at the rate of $1.15 per share and have voting rights equal to 67% of the fully diluted capital stock of Hugo. Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of Hugo. As of September 30, 2005, the Company purchased 8% convertible debentures in Hugo totaling $67,995. During the three months ended September 30, 2005, the Company earned $1,105 in interest income and $50,000 in management service fees from Hugo. At September 30, 2005, Hugo owed the company $1,105 of accrued interest. Our chairman and chief executive officer, Kevin Kreisler, is the chairman of Hugo.

TDS TELEMEDICINE, INC. (“TDS”)

TDS (Pink Sheets: TDST) is a development stage public company whose plan for 2005 is to complete one or more acquisitions of strategically compatible companies. It has recently executed a letter of intent to acquire Alfa Industries, Inc., an infrastructure and real estate development company. Alfa provides an array of utility installation, management and maintenance services, including: heavy, highway and bridge construction; trench-less technology for installation of underground utilities; development-driven environmental and remedial services; and, general maintenance of roadways and public property for local, state and federal governments throughout the mid-Atlantic and seaboard states. Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of TDS. As of September 30, 2005, the Company purchased 8% convertible debentures in TDS totaling $171,885 and beneficially owns about 6% of TDS. During the three months ended September 30, 2005, the Company earned $5,000 in interest income and management service fees of $87,500 from TDS. At September 30, 2005, TDS owed the company $5,000 in interest. Our chairman and chief executive officer, Kevin Kreisler, is the chairman of TDS.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

4.	PORTFOLIO (continued)

The Company expects to generate income from, among other things, management fees and royalty payments. The following chart provides information about how the Company expects to generate income from its portfolio:

Portfolio Company	Expected Source of Income	Estimated Annual Amount
Veridium Corporation	Management Fees	$ 150,000(*)
	Sale of Equity	--
	Interest or Coupon	25,000
	Dividend Payments	--
* Expected to commence in 2006

INSEQ Corporation	Management Fees	$ 200,000
	Sale of Equity	--
	Interest or Coupon	32,000
	Dividend Payments	--

GreenWorks Corporation	Management Fees	$ 150,000
	Sale of Equity	--
	Interest or Coupon	--
	Dividend Payments	--

GreenShift Industrial	Management Fees	$ 200,000
Design Corporation	Sale of Equity	--
	Interest or Coupon	25,000
	Dividend Payments	--

Ovation Products Corporation	Management Fees	$ --
	Sale of Equity	--
	Interest or Coupon	--
	Dividend Payments	--

Tornado Trash Corporation	Management Fees	$ 150,000
	Sale of Equity	--
	Interest or Coupon	--
	Dividend Payments	--

Mean Green BioFuels Corporation	Management Fees	$ 150,000
	Sale of Equity	--
	Interest or Coupon	--
	Dividend Payments	--

Ethanol Oil Recovery	Management Fees	$ --
Systems, LLC	Sale of Equity	--
	Interest or Coupon	--
	Dividend Payments	1,500,000(*)
* Expected to commence in 2007

Sterling Planet, Inc.	Management Fees	$ --
	Sale of Equity	--
	Interest or Coupon	80,000
	Dividend Payments	--

TerraPass, Inc.	Management Fees	$ --
	Sale of Equity	--
	Interest or Coupon	--
	Dividend Payments	--

Coriolis Energy Corporation	Management Fees	$ --
	Sale of Equity	--
	Interest or Coupon	--
	Dividend Payments	--

Hugo International Telecom, Inc.	Management Fees	$ 150,000
	Sale of Equity	--
	Interest or Coupon	40,000
	Dividend Payments	--

TDS (Telemedicine), Inc.	Management Fees	$ 200,000
	Sale of Equity	--
	Interest or Coupon	25,000
	Dividend Payments	--

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

5. FINANCING ARRANGEMENTS

At September 30, 2005, the Company was subject to the following financing arrangements

9/30/05
Short-term borrowings	$147,095

Current portion of convertible debentures:
Candent Debenture, 5% convertible debentures, due December 2005	716,912
Total current portion of convertible debentures	$864,007

Convertible debt, net of current portion:
Cornell Capital Partners, 5% convertible debenture	2,565,000
Total convertible debentures, net of current maturities	$2,565,000

On April 1, 2005, Kevin Kreisler, the Company’s chairman and chief executive officer, transferred majority ownership in Veridium and INSEQ to the Company in return for 46.3 million shares of the Company’s common stock, 1.0 million shares of the Company’s Series B Preferred Stock, and the assumption by the Company of certain liabilities due to Cornell Capital Partners, LP, (“Cornell”), Cedar Crescent Holdings, Ltd., Castlerigg Master Investments, Ltd., and Stranco Investments, Ltd. (Cedar Crescent, Castlerigg and Stranco are collectively referred to herein as “CCS”), Lakeland Bank (“Lakeland”), Candent Corporation (“Candent”), Serenity Capital, L.L.C. (“Serenity”), and Mr. Kreisler.

SHORT TERM BORROWINGS:

The Company has a variable interest rate line of credit with Lakeland Bank (6.5% at December 31, 2004), which had an outstanding balance of $62,579 as of September 30, 2005, representing the entire line.

During 2005, GreenShift received $217,844 in non-interest bearing short term loans from Kevin Kreisler, the Company’s chairman and chief executive officer, of which $133,328 were repaid during 2005.

CANDENT DEBENTURE

During 2005, Candent purchased a total of $1,293,913 in convertible debentures from the Company, of which $1,064,413 was provided to the Company during the three months ended September 30, 2005, and $575,000 was converted into 14,542,404 shares of the Company’s common stock during the three months ended September 30, 2005. The balance outstanding at September 30, 2005, of $716,913 bears interest at 5% per annum and is convertible into the Company’s common stock on the basis of the average of the five lowest closing market prices for the Company’s common stock for the month preceding any such conversion, provided that Candent may not convert any portion of its debentures where such conversion would bring Candent to greater than 4.99% of the Company’s fully diluted capital stock. The president of Candent is the wife of the Company’s chairman. All of the issued and outstanding capital stock of Candent is held in trust for the benefit of its president.

SERENITY DEBENTURE

During 2005, Serenity purchased a total of $592,444 in convertible debentures from the Company, of which $407,444 was provided to the Company during the three months ended September 30, 2005. $407,444 was converted into 7,224,184 shares of the Company’s common stock during the three months ended September 30, 2005. 3,922,650 of these shares were issued to Serenity during the three months ended September 30, 2005. The Company’s chairman purchased 3,100,000 of these shares during the three months ended September 30, 2005, which shares were then surrendered to the Company and cancelled. Serenity is owned by a relative of the Company’s chairman.

CORNELL DEBENTURE

The Cornell Debentures bear annual interest at 5%, mature on April 1, 2008, and are convertible into the Company’s common stock, at the investor’s option at the lower of the Company’s net asset value or the average of the five lowest closing market prices for the Company’s common stock for the month preceding any such conversion. During the three months ended September 30, 2005, Cornell purchased an additional $565,000 in 5% convertible debentures and effected conversions totaling $435,611, for which Cornell received 9,724,737 shares of the Company’s common stock, and which left a balance on the Cornell Debentures at September 30, 2005, of $2,565,000.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

6.	SHAREHOLDERS’ EQUITY

CORNELL DEBENTURE (continued)

THE CORNELL DEBENTURE COULD INCREASE OUR OUTSTANDING SHARES BY OVER 15%

While Cornell is subject to restrictions on conversion of the Cornell Debenture limiting Cornell’s ownership to 9.9% of our common stock, without this restriction the debenture could be converted into 12,825,000 shares at the market price on September 30, 2005. The issuance of these shares would dilute the interest of our current shareholders by over 15%. To satisfy its conversion obligations under the Debentures, the Company placed 5,000,000 shares of common stock into escrow for potential issuance to Cornell upon conversion of the Debentures.

TRANSACTIONS WITH VIRIDIS CAPITAL, L.L.C.

On March 31, 2005, the Company acquired about 55% of the issued and outstanding capital stock of Veridium from Viridis Capital, L.L.C. (“Viridis”), an affiliate of Kevin Kreisler, the Company’s chairman and chief executive officer, and 70% of the issued and outstanding capital stock of INSEQ from Incandent Capital, L.L.C. (“Incandent”), another affiliate of Kevin Kreisler, in return for 46.3 million shares of the Company’s common stock, 1.0 million shares of the Company’s Series B Preferred Stock, and the assumption by the Company of certain liabilities due to Cornell, CCS, Lakeland, Candent, Serenity, and Mr. Kreisler (collectively, the “Assumed Liabilities”). The Company common and preferred stock issued at closing were worth an aggregate of about $3.47 million and the Assumed Liabilities totaled about $2.98 million, for a total of about $6.54 million. The Veridium and INSEQ securities acquired from Viridis and Incandent were collectively worth about $7.37 million as of April 1, 2005. For reasons mostly involving administrative efficiency, the consideration the Company paid for both the Veridium and INSEQ securities were paid to just Viridis as opposed to both Viridis and Incandent on a pro rated basis. The Company’s Series B Preferred Stock was issued to Viridis in this transaction is convertible on December 31, 2006 into the lesser of 50 million shares of common stock or that number of shares of commons stock which, when added to Viridis’ other holdings in the Company, are equal to 80% of the outstanding common stock on that date. On August 22, 2005, Viridis and the Company entered into an agreement pursuant to which Viridis agreed to surrender its 47,440,678 shares of common stock in the Company and eliminate its 80% dilution protection in return for the Company’s agreement to amend its Series B preferred stock to provide for a fixed face value equal to 80% of GreenShift’s Net Asset Value (“NAV”) upon closing, voting rights and preferences on dividend payments that are fixed at 80% until conversion, and the right to convert the amended preferred stock into the Company’s common stock at a rate equal to the Company’s NAV per share upon closing. The Company expects to close this transaction during the fourth quarter of 2005 and intends to perfect the surrender and amendment noted above upon closing.

TRANSACTIONS WITH ACUTUS CAPITAL, L.L.C.

On April 1, 2005, the Company and its wholly-owned subsidiary, GreenWorks Corporation, entered into an Option Agreement with Acutus Capital, L.L.C. Acutus Capital is the owner of 1,140,769 shares of the Company’s common stock, which correlated to 25% of the outstanding common stock as of March 31, 2005 (and 1.8% as of June 30, 2005). The Option Agreement affords Acutus the right to exchange its common stock in the Company for 1,000,000 shares of GreenWorks, which shares represent, subject to further investments by the Company, 40% of the equity in GreenWorks. The Option Agreement further provides that, in the event of the death or incapacity of Kevin Kreisler, Acutus will have the right to exchange its common shares in the Company for 1,575,000 shares of GreenWorks, representing 51% of the outstanding shares. The Option Agreement expires on March 31, 2015. The Option Agreement had previously included an adjustment provision that operated to keep Acutus’ holdings in the Company constant at 4.99% of the issued and outstanding common stock of the Company. The Option Agreement had been entered into prior to the Company’s filing of its election to be regulated as a BDC under the 1940 Act. Prior to filing this election, the Company’s board of directors required and Acutus consented to the cancellation of this provision.

DEBENTURE CONVERSIONS

During the three months ended September 30, 2005, Cornell converted a total of $435,611 in debt into 9,724,737 shares of the Company’s common stock, Anthony Warnecke converted a total of $222,500 in debt into 1,250,000 shares of the Company’s common stock, Candent converted a total of $575,000 in debt into 14,542,404 shares of the Company’s common stock (of which 9,542,404 had not been issued as of September 30, 2005), and Serenity converted a total of $407,444 in debt into 7,772,184 shares of the Company’s common stock (all of which shares had not been issued as of September 30, 2005).

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

6.	SHAREHOLDERS’ EQUITY (continued)

DIVIDEND REINVESTMENT PLAN

The Company has a dividend reinvestment plan (the “DRP”), whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. If the Company issues new shares, the issue price is equal to the average of the closing sale prices reported for our common stock for the ten consecutive trading days immediately prior to the dividend payment date. There has been no activity to date under the DRP and the Company therefore did not issue any new shares under the DRP.

STOCK OPTION PLAN

The purpose of the Company’s stock option plan (“Option Plan”) is to provide officers and non-officer directors of the Company with additional incentives that are aligned with the Company’s growth. Options are exercisable at a price equal to the fair market value of the shares on the day the option is granted. Each option states the period or periods of time within which the option may be exercised by the optionee, which may not exceed ten years from the date the option is granted. The options granted vest ratably over periods ranging from one to five years. All rights to exercise options terminate 60 days after an optionee ceases to be (i) a non-officer director, (ii) both an officer and a director, if such optionee serves in both capacities, or (iii) an officer (if such officer is not also a director) of the Company for any cause other than death or total and permanent disability. In the event of a change of control of the Company, all outstanding options will become fully vested and exercisable as of the change of control.

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

On July 22, 2005, the Company received a letter from the Staff of Securities and Exchange Commission (the “Letter”), which raised various issues including among other things issues as to whether all material information about the Company was included in the Offering Circular. The Company responded to the Staff’s comments on August 12, 2005, addressing the Staff’s concerns. It is the Company’s position that all material information about the Company, both prior to and after the Company filed its election to be regulated as an investment company under the 1940 Act, had been included in the Offering Circular.

7.	RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH VIRIDIS CAPITAL, L.L.C.

On March 31, 2005, the Company acquired about 55% of the issued and outstanding capital stock of Veridium from Viridis Capital, L.L.C. (“Viridis”), an affiliate of Kevin Kreisler, the Company’s chairman and chief executive officer, and 70% of the issued and outstanding capital stock of INSEQ from Incandent Capital, L.L.C. (“Incandent”), another affiliate of Kevin Kreisler, in return for 46.3 million shares of the Company’s common stock, 1.0 million shares of the Company’s Series B Preferred Stock, and the assumption by the Company of certain liabilities due to Cornell, CCS, Lakeland, Candent, Serenity, and Mr. Kreisler (collectively, the “Assumed Liabilities”). The Company common and preferred stock issued at closing were worth an aggregate of about $3.47 million and the Assumed Liabilities totaled about $2.98 million, for a total of about $6.54 million. The Veridium and INSEQ securities acquired from Viridis and Incandent were collectively worth about $7.37 million as of April 1, 2005. For reasons mostly involving administrative efficiency, the consideration the Company paid for both the Veridium and INSEQ securities were paid to just Viridis as opposed to both Viridis and Incandent on a pro rated basis. The Company’s Series B Preferred Stock was issued to Viridis in this transaction is convertible on December 31, 2006 into the lesser of 50 million shares of common stock or that number of shares of commons stock which, when added to Viridis’ other holdings in the Company, are equal to 80% of the outstanding common stock on that date. On August 22, 2005, Viridis and the Company entered into an agreement pursuant to which Viridis agreed to surrender its 47,440,678 shares of common stock in the Company and eliminate its 80% dilution protection in return for the Company’s agreement to amend its Series B preferred stock to provide for a fixed face value equal to 80% of GreenShift’s Net Asset Value (“NAV”) upon closing, voting rights and preferences on dividend payments that are fixed at 80% until conversion, and the right to convert the amended preferred stock into the Company’s common stock at a rate equal to the Company’s NAV per share upon closing. The Company expects to close this transaction during the fourth quarter of 2005 and intends to perfect the surrender and amendment noted above upon closing.

GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

7.	RELATED PARTY TRANSACTIONS (continued)

DEBENTURE CONVERSIONS

During the three months ended September 30, 2005, Candent converted a total of $575,000 in debt into 14,542,404 shares of the Company’s common stock (of which 9,542,404 were issued and were pending delivery as of September 30, 2005), and Serenity converted a total of $407,444 in debt into 7,224,184 shares of the Company’s common stock (all of which shares were issued and pending delivery as of September 30, 2005).

TRANSACTIONS WITH OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER

During 2005, GreenShift received $217,844 in non-interest bearing short term loans from Kevin Kreisler, the Company’s chairman and chief executive officer, of which $133,328 were repaid during 2005.

TRANSACTIONS WITH OUR PRESIDENT AND CHIEF FINANCIAL OFFICER

The Company is party to a consulting agreement in the original amount of $150,000 with its president and chief financial officer, James Grainer, for Mr. Grainer’s services from prior to April 1, 2005 relative to the Company’s formation. As of July 2005, the amount due to Mr. Grainer was paid in full.

MANAGEMENT SERVICE AGREEMENTS

GreenShift has entered into various management service agreements with related entities in which it may have a controlling ownership interest. The management of GreenShift also holds senior management positions at these various controlled entities. Accordingly, GreenShift management is directly involved in the negotiations of such management agreements on the part of the related entities. Pursuant to the agreements GreenShift will provide or oversee a variety of management services, including but not limited to financial, strategic development, operational, regulatory, administrative, risk management, insurance, and other services.

In general, GreenShift’s management services agreements provide that GreenShift will be paid a quarterly management fee for services provided and earned throughout the quarter. Consistent with these agreements, GreenShift recognizes management fee income on a quarterly basis. A limited number of agreements provide that GreenShift will have earned its fee at the time it has entered into an agreement to provide certain designated management services. The related entities that are a party to these agreements may be very early stage companies or companies that are going through various stages of financial restructuring. Accordingly some of these entities may not have adequate financial resources to fulfill their payment obligations under the agreement. If any of these related entities cannot fulfill their payment obligations this would result in the reduction of management fee income previously recognized by GreenShift.

The entities that are currently a party to a management services agreement are the following: INSEQ Corporation, GreenWorks Corporation, GreenShift Industrial Design Corporation, Tornado Trash Corporation, Mean Green BioFuels Corporation, Hugo International Telecom, Inc., and TDS (Telemedicine), Inc.

As of September 30, 2005 the amount owed to GreenShift by related entities for the providing of management services and financing was $676,442.

8.	SUBSEQUENT EVENTS

NEW CORNELL DEBENTURES

Effective October 12, 2005, the Company entered into Securities Purchase Agreement, with Cornell Capital Partners, LP, for the sale of $1,475,000 in convertible debentures (the “October 2005 Cornell Debenture”). The debentures issued pursuant to the October 2005 Cornell Agreement bear annual interest at 5%, mature on October 12, 2008, and are convertible into the Company’s common stock, at the investor’s option at the lower of the Company’s net asset value or the average of the five lowest closing market prices for the Company’s common stock for the month preceding any such conversion.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

In addition to historical information, this Reports contains forward-looking statements, which are generally identifiable by use of the words “believes,”“expects,”“intends,”“anticipates,”“plans to,”“estimates,”“projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

PORTFOLIO AND INVESTMENT ACTIVITY

The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the six months ended September 30, 2005, were as follows:

9/30/05
Portfolio at value	$12,748,438
Investments funded	8,128,909
Change in accrued or reinvested interest	133,366
Principal collections related to investment repayments or sales	--
Yield on interest-bearing investments	8.00%

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

Investments funded for the six months ended September 30, 2005 consisted of the following:

9/30/05
Companies more than 25% owned	$7,128,909
Companies 5% to 25% owned	1,000,000
Total	$8,128,909

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

PORTFOLIO AND INVESTMENT ACTIVITY (continued)

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

At September 30, 2005, we had an outstanding investment commitments to Ethanol Oil Recovery Systems, L.L.C., Ovation Products Corporation, Sterling Planet, Inc., and TerraPass, Inc., totaling $2.5 million.

The Company’s largest investments at September 30, 2005, were in Veridium Corporation (“Veridium”) (OTC Bulletin Board: VRDM), INSEQ Corporation (“INSEQ”) (OTC Bulletin Board: INSQ), GreenWorks Corporation (“GreenWorks”), Ethanol Oil Recovery Systems, Inc. (“EORS”), Sterling Planet, Inc. (“Sterling Planet”), and Ovation Products Corporation (“Ovation”), accounting for 24.6%, 14.7%, 22.6%, 9.9%, 7.6% and 7.6% respectively, of our total portfolio value.

Veridium Corporation

At September 30, 2005, our investment in Veridium totaled $4,929,937 at cost and $3,250,717 at value, or 24.6% of our total assets. Total interest and related portfolio income earned from our investment in Veridium for the three months ended September 30, 2005, was $5,235. Net change in unrealized appreciation or depreciation for the three months ended September 30, 2005, includes $429,869 of unrealized depreciation related to Veridium.

Veridium (OTC Bulletin Board: VRDM) is a publicly traded environmental management company. Veridium is currently implementing a restructuring plan which includes the cessation of operations of Veridium’s industrial waste recycling facility and is planned to include the reorganization of its services business. Veridium expects that these initiatives will enhance operating results in the immediate term and enable Veridium to grow its business more effectively.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman, chief executive officer and president of Veridium Corporation. As the controlling shareholder of the Company, who is in turn the controlling shareholder of Veridium, Mr. Kreisler has unconditionally guaranteed certain of Veridium’s debts with its creditors.

INSEQ Corporation

At September 30, 2005, our investment in INSEQ totaled $1,988,967 at cost and $1,937,900 at value, or 14.7% of our total assets. Total interest and related portfolio income earned from our investment in INSEQ for the three months ended September 30, 2005, was $81,250 which includes management fees of $81,250. Net change in unrealized appreciation or depreciation for the three months ended September 30, 2005, includes $490,056 unrealized depreciation related to INSEQ.

INSEQ is a publicly traded corporation whose mission is to directly facilitate the efficient utilization of natural resources including metals, chemicals, fuels and plastics.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of INSEQ, and our president and chief financial officer, James Grainer, is also the president and chief financial officer of INSEQ. As the controlling shareholder of the Company, who is in turn the controlling shareholder of INSEQ, Mr. Kreisler and the Company have unconditionally guaranteed certain of INSEQ’s debts with its creditors.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

PORTFOLIO AND INVESTMENT ACTIVITY (continued)

GreenWorks Corporation

At September 30, 2005, our investment in GreenWorks totaled $942,000 at cost and $2,986,560 at value, or 22.6% of our total assets. Total related portfolio income earned from our investment in GreenWorks for the three months ended September 30, 2005, was $37,500. Net change in unrealized appreciation or depreciation for the three months ended September 30, 2005, includes $1,381,560 unrealized appreciation related to GreenWorks.

GreenWorks is an environmental engineering services company that provides consulting, technical and engineering services to alleviate the environmental problems of its clients. GreenWorks’ clients include Fortune 100 and other industrial companies, commercial firms, engineering and construction contractors, law firms, utilities, real estate developers and government entities.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of GreenWorks, and our president and chief financial officer, James Grainer, is also the president and chief financial officer of GreenWorks.

Ethanol Oil Recovery Systems, L.L.C.

At September 30, 2005, our investment in EORS totaled $1,197,437 at cost and $1,305,931 at value, or 9.9% of our total assets. We did not realize any interest or related portfolio income from our investment in EORS for the three months ended September 30, 2005. Net change in unrealized appreciation or depreciation for the three months ended September 30, 2005, includes no unrealized appreciation related to EORS.

EORS, a green technology development company, is the inventor of a new patent-pending technology for the cost-effective conversion of corn oil into biodiesel fuels. EORS has licensed its technologies to VeraSun Energy Corporation for the territory west of the Mississippi River and to Mean Green BioFuels Corporation, a GreenShift company, for the rest of the world. EORS owns a 20% stake in VeraSun Energy’s new biodiesel facility, which is slated for production in 2007.

Sterling Planet, Inc.

At September 30, 2005, our investment in Sterling totaled $1,000,000 at cost and $1,000,000 at value, or 7.6% of our total assets. Total interest and related portfolio income earned from our investment in Sterling for the three months ended September 30, 2005, was about $2,400. Net change in unrealized appreciation or depreciation for the three months ended September 30, 2005, includes no unrealized appreciation related to Sterling.

Sterling Planet is the nation’s leading retail renewable energy provider through the sourcing and sale of renewable energy certificates (“RECs”). RECs, or green tags, enable retail residential and non-residential consumers to purchase green, or environmentally friendly, energy through their existing utility and offset reliance on power generated from fossil fuel sources. RECs represent all of the positive environmental attributes of renewable power generation from sources such as solar, wind and organic bioenergy power and can be purchased and used by consumers regardless of whether or not their local utility has access to green power generation.

Ovation Products Corporation

At September 30, 2005, our investment in Ovation totaled $1,000,000 at cost and $1,000,000 at value, or 7.6% of our total assets. We did not realize any interest or related portfolio income from our investment in Ovation for the three months ended September 30, 2005. Net change in unrealized appreciation or depreciation for the three months ended September 30, 2005, includes no unrealized appreciation related to Ovation.

Ovation is a development stage company with patented and proprietary technologies involving new implementations of vapor compression distillation. Ovation has invested over $9 million developing technology that offers dramatic price and performance advantages over competing clean water technologies. Ovation is finalizing the development of its initial product, the Clean Water Appliance - a fire-hydrant sized appliance that can generate 25 gallons of pure water per hour from a variety of dirty water input sources at a cost of approximately $0.004 per gallon, or about 1.2% of the cost of traditional home distillation methods. Ovation expects that its Clean Water Appliance will be available in 2006 and will sell for a fraction of the price of commercial distillation systems. Ovation recently filed to become publicly traded and expects to commence trading in 2006. Our chairman and chief executive officer, Kevin Kreisler, is a board member of Ovation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Total Interest and Related Portfolio Equity Income

Total interest and related portfolio income includes interest and dividend income, loan payments, and fees and other income. We generated $14,616 in interest and dividend income during the three months ended September 30, 2005.

Fees and other income for the three months ended September 30, 2005, was composed of the following:

9/30/05
Management services provided to portfolio companies	$243,750
Transactional and other services provided to portfolio companies	--
Structuring and diligence services provided for portfolio companies	87,500
Other income	--
Total	$331,250

Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level and types of services provided.

Operating Expenses

Operating expenses include interest, employee, and administrative expenses. Our interest expense is mostly associated with our various convertible debentures, and totaled $39,789 during the three months ended September 30, 2005. Employee expenses include salaries and employee benefits and the individual performance award and bonuses, and totaled $8,650 during the three months ended September 30, 2005. Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our offices, stock record expenses, directors’ fees, and various other expenses, and totaled $226,235 during the three months ended September 30, 2005.

Realized Gains and Losses

Net realized gains primarily result from the sale of equity securities associated with certain investments, and the sale of debt, bonds and preferred shares. Net realized gains for the three months ended September 30, 2005, were $0. When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three months ended September 30, 2005, we made no such reversals.

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

The Company relies on the services of an independent third party valuation company, Business Valuation Center of Reston, Virginia (“BVC”), to provide an independent assessment of the fair market value of the Company’s investments. The Company’s financial statements for the three months ended September 30, 2005 have been prepared in connection with BVC’s conclusions, which conclusions were based on a variety of conventionally accepted valuation methods.

At September 30, 2005, portfolio investments recorded at fair value constituted greater than 96% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS (continued)

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

The private equity industry uses financial measures such as EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances, Management fees) in order to assess a portfolio company’s financial performance and to value a portfolio company. EBITDA and EBITDAM are not intended to represent cash flow from operations as defined by U.S. generally accepted accounting principles and such information should not be considered as an alternative to net income, cash flow from operations, or any other measure of performance prescribed by U.S. generally accepted accounting principles. When using EBITDA to determine enterprise value, we may adjust EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisition, recapitalization, or restructuring related items or one-time non-recurring income or expense items.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS (continued)

Change in Unrealized Appreciation or Depreciation (continued)

Valuation Methodology (continued)

If there is adequate enterprise value to support the repayment of our debt, the fair value of our loan or debt security normally corresponds to cost unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

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

To balance the lack of publicly available information about our private portfolio companies, we will continue to work with independent third-party consultants to obtain assistance in determining fair value for a portion of the private finance portfolio each quarter. We work with these consultants to obtain assistance as additional support in the preparation of our internal valuation analysis for a portion of the portfolio each quarter (for all investments with a cost or value greater than $250,000). In addition, we may receive independent assessments of a particular private finance portfolio company’s value in the ordinary course of business, most often in the context of a prospective sale transaction or in the context of a bankruptcy process. The valuation analysis prepared by management using these independent valuation resources is submitted to our Board of Directors for its determination of fair value of the portfolio in good faith.

At September 30, 2005, Business Valuation Center, Inc. (“BVC”) assisted us by reviewing our valuations of our portfolio companies. For the remaining quarters in 2005, we intend to continue to obtain valuation assistance from BVC and possibly other third parties. We currently anticipate that we will generally obtain assistance for all companies in the portfolio that are more than 50% owned for each of the remaining quarters in 2005 and that we will generally obtain assistance for companies that are equal to or less than 50% owned at least once during the course of the year. Valuation assistance may not be obtained for new companies that enter the portfolio after September 30 of any calendar year during that year. We estimate that professional fees for valuation assistance for all of 2005 will be approximately $30,000.

OTHER MATTERS

Per Share Amounts

All per share amounts included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares outstanding to compute basic earnings per share, which were $0.00 with 77.8 million weighted average common shares outstanding for the three months ended September 30, 2005.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

OTHER MATTERS (continued)

Regulated Investment Company Status (continued)

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

Dividends declared and paid by the Company in a year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried forward into and distributed in the current year, or returns of capital. We are generally required to distribute 98% of our taxable income during the year the income is earned to avoid paying an excise tax. If this requirement is not met, the Code imposes a nondeductible excise tax equal to 4% of the amount by which 98% of the current year’s taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to shareholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required.

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

Our portfolio is expected to generate cash flow from which we plan to pay dividends to shareholders and fund new investment activity. Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash provided by our operating activities before new investment activity for the three months ended September 30, 2005, was $0.

From the cash provided by operating activities before new investments, we make new portfolio investments, fund our operating activities, and pay dividends to shareholders. We also raise new debt and equity capital from time to time in order to fund our investments and operations.

While we paid no dividends during the three months ended September 30, 2005, we expect to do so in the future. Dividends will generally be determined based upon an estimate of annual taxable income, which includes our taxable interest, dividend and fee income, as well as taxable net capital gains. As discussed above, taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends and the amortization of discounts and fees. Cash collections of income resulting from contractual payment-in-kind interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. Dividends are declared based upon our estimate of annual taxable income available for distribution to shareholders. Our goal is to declare what we believe to be sustainable increases in our regular quarterly dividends. To the extent that we earn annual taxable income in excess of dividends paid for the year, we may spill over the excess taxable income into the next year and such excess income will be available for distribution in the next year. Excess taxable income spilled over and paid out in the next year may be subject to a 4% excise tax (see “Other Matters — Regulated Investment Company Status” above). We believe that spilling over excess taxable income into future periods may provide increased visibility with respect to taxable earnings available to pay the regular quarterly dividend.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

FINANCIAL CONDITIONS, LIQUIDITY AND CAPITAL RESOURCES (continued)

Because we are a regulated investment company, we distribute our taxable income and, therefore, from time to time we will raise new debt or equity capital in order to fund our investments and operations.

At September 30, 2005, our total assets, total debt outstanding, total shareholders’ equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

9/30/05
Total assets	$13,226,912
Total debt outstanding	6,425,748
Total shareholders’ equity	6,801,164
Debt to equity ratio	0.94
Asset coverage ratio(1)	206%

(1)	As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

We currently target a debt to equity ratio ranging between 0.75:1.00 to 1.25:1.00. We believe that it is prudent to operate with a larger equity capital base and less leverage, but we may from time to time increase our leverage to exploit compelling investment opportunities. During the three months ended September 30, 2005, we completed $1,344,154 in debt financing to provide cash for our operations.

CRITICAL ACCOUNTING POLICIES

The financial statements are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our critical accounting policies are those applicable to the valuation of investments and certain revenue recognition matters as discussed below.

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

Loans and Debt Securities

For loans and debt securities, fair value generally approximates cost unless the borrower’s enterprise value, overall financial condition or other factors lead to a determination of fair value at a different amount.

When we receive nominal cost warrants or free equity securities (“nominal cost equity”), we allocate our cost basis in our investment between debt securities and nominal cost equity at the time of origination. At that time, the original issue discount basis of the nominal cost equity is recorded by increasing the cost basis in the equity and decreasing the cost basis in the related debt securities.

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Interest on loans and debt securities is not accrued if we have doubt about interest collection. Loans in workout status that are classified as Grade 4 or 5 assets under our internal grading system do not accrue interest. In addition, interest may not accrue on loans or debt securities to portfolio companies that are more than 50% owned by us depending on such company’s capital requirements. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income and any unamortized original issue discount or market discount is recorded as a realized gain. Prepayment premiums are recorded on loans and debt securities when received.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES (continued)

Equity Securities

Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors, such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined equity values are generally discounted to account for restrictions on resale or minority ownership positions.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RISKS FACTORS (continued)

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

We filed a Form 1-E and Offering Circular with the U.S. Securities and Exchange Commission on April 22, 2005, pursuant to which we plan to offer for sale up to $5 million of its common stock. This offering commenced on May 6, 2005, pursuant to an exemption from registration in Regulation E of the 1940 Act as set forth in Rule 604(a) thereunder. Copies of this offering circular are available upon request. On July 22, 2005, we received a letter from the Staff of Securities and Exchange Commission (the “Letter”), which raised various issues including among other things issues as to whether all material information about the Company was included in the Offering Circular. The Company responded to the Staff’s comments on August 12, 2005, addressing the Staff’s concerns. It is our position that all material information about the Company, from both prior to and after we filed our election to be regulated as an investment company under the 1940 Act, had been included in the Offering Circular. We intend to resolve the issues raised by the Staff as promptly as practicable.

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

Viridis Capital LLC controls over 80% of the Company’s voting power and has the ability to exercise significant influence over matters submitted for stockholder approval and its interests may differ from other stockholders.

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

The issuance of shares under our agreements with Cornell Capital Partners could increase our outstanding shares by over 15%.

While Cornell is subject to restrictions on conversion of the Cornell Debenture limiting Cornell’s ownership to 9.9% of our common stock, without this restriction the Cornell Debenture could be converted into 12,825,000 shares at the market price on September 30, 2005, which would dilute the interest of our current shareholders by over 15%.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RISK FACTORS (continued)

Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments.

At September 30, 2005, portfolio investments recorded at fair value were approximately 98% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

The Company relies on the services of an independent third party valuation company, Business Valuation Center of Reston, Virginia (“BVC”), to provide an independent assessment of the fair market value of the Company’s investments. The Company’s financial statements for the three months ended September 30, 2005 have been prepared in connection with BVC’s conclusions, which conclusions were based on a variety of conventionally accepted valuation methods. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Without a readily available market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RISK FACTORS (continued)

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

We make long-term unsecured, subordinated loans and invest in equity securities, which may involve a higher degree of repayment risk. We primarily invest in companies that may have limited financial resources and that may be unable to obtain financing from traditional sources. Numerous factors may affect a borrower’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in any related collateral and may have a negative effect on our financial results.

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

We purchase controlling equity positions in companies and our total debt and equity investment in controlled companies may be significant individually or in the aggregate. Investments in controlled portfolio companies are generally larger and in fewer companies than our investments in companies that we do not control. As a result, if a significant investment in one or more controlled companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our largest investments at September 30, 2005, were in Veridium, INSEQ, GreenWorks, EORS, Sterling Planet, and Ovation, accounting for 24.6%, 14.7%, 22.6%, 9.9%, 7.6% and 7.6% respectively, of our total assets value, of which Veridium, INSEQ and GreenWorks continue to struggle with liquidity and operational issues relating to each of their businesses, including, as applicable, cash flow restrictions, working deficiencies, and ongoing settlement negotiations of outstanding payroll taxation and environmental regulatory matters. Specifically, GreenWorks’ wholly-owned subsidiary, ESI, is currently resolving outstanding payroll tax liabilities arising from its former operations prior to ESI’s acquisition of the assets of ESI-NJ.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RISK FACTORS (continued)

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. At September 30, 2005, we had $3.4 million of outstanding indebtedness bearing a weighted average annual interest cost of about 6%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2%.

We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders.

We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of September 30, 2005, our asset coverage for senior indebtedness was 206%.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RISK FACTORS (continued)

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

We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, our credit facilities limit our ability to declare dividends if we default under certain provisions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind interest which represents contractual interest added to the loan balance that becomes due at the end of the loan term. The increases in loan balances as a result of contractual payment-in-kind arrangements are included in income in advance of receiving cash payment and are separately included in the change in accrued or reinvested interest and dividends in our statement of cash flows. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to maintain our status as a regulated investment company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RISK FACTORS (continued)

Our ability to invest in private companies may be limited in certain circumstances.

If we are to maintain our status as a business development company, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve’s margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve’s current margin rules. As a result, the staff of the SEC has raised the question as to whether a private company that has outstanding debt securities would qualify as an “eligible portfolio company” under the 1940 Act.

Until the question raised by the staff of the SEC pertaining to the Federal Reserve’s 1998 change to its margin rules has been addressed by legislative, administrative or judicial action, we intend to treat as qualifying assets only those debt and equity securities that are issued by a private company that has no marginable securities outstanding at the time we purchase such securities or those that otherwise qualify as an “eligible portfolio company” under the 1940 Act.

The SEC has recently issued proposed rules to correct the unintended consequence of the Federal Reserve’s 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC’s proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC’s proposed rules and assessing its impact, to the extent such proposed rules are subsequently approved by the SEC, on our investment activities. We do not believe that these proposed rules will have a material adverse effect on our operations.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RISK FACTORS (continued)

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

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or LEAPs, or short trading positions;

•	changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departures of key personnel.

ITEM 3.	Controls and Procedures

(a)
As of the end of the period covered by this quarterly report on Form 10QSB, the Company’s chief executive officer and chief financial officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

(b)
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005, Cornell converted a total of $435,611 in debt into 9,724,737 shares of the Company’s common stock, Anthony Warnecke converted a total of $222,500 in debt into 1,250,000 shares of the Company’s common stock, Candent converted a total of $575,000 in debt into 14,542,404 shares of the Company’s common stock (of which 9,542,404 had not been issued as of September 30, 2005), and Serenity converted a total of $407,444 in debt into 7,772,184 shares of the Company’s common stock (all of which shares had not been issued as of September 30, 2005).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-QSB for the period ended September 30, 2005:

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

GREENSHIFT CORPORATION

By:	/S/	KEVIN KREISLER
KEVIN KREISLER
Chairman and Chief Executive Officer
Date:		November 17, 2005

By:	/S/	JAMES GRAINER
JAMES GRAINER
President and Chief Financial Officer
Date:		November 17, 2005