Form 10KSB
period 2005-12-31
GREENSHIFT CORP
filed 2006-04-17
CIK 1102414

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
                            -------------------------


                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                          COMMISSION FILE NO.: 0-28887



                             GREENSHIFT CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                      22-3328734
--------------------------------------------------------------------------------
(State of other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)


111 Howard Boulevard, Suite 108, Mount Arlington, New Jersey             07856
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $696,022.

Based on $0.22, the closing price of the Registrant's common stock on April 13, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 13, 2006 was $24,888,328.

The  number of  outstanding  shares of  common  stock as of April 13,  2006 was:
113,128,762.

                             GREENSHIFT CORPORATION
                           ANNUAL REPORT ON FORM 10KSB
                                DECEMBER 31, 2005

                                TABLE OF CONTENTS



                                                                                                          Page No
Part I
Item 1      Description of Business .........................................................................3
Item 2      Description of Properties.......................................................................18
Item 3      Legal Proceedings...............................................................................18
Item 4      Submission of Matters to a Vote of Security Holders ............................................18

Part II
Item 5      Market for Registrant's Common Equity and Related Stockholder Matters ..........................18
Item 6      Management's Discussion and Analysis of Financial Condition and Results of Operations...........19
Item 7      Financial Statements ...........................................................................27
Item 8      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............58
Item 8A   Controls and Procedures ..........................................................................58

Part III
Item 9      Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act   ......................................................59
Item 10     Executive Compensation .........................................................................60
Item 11     Security Ownership of Certain Beneficial Owners and Related Stockholder Matters ................61
Item 12     Certain Relationships and Related Transactions .................................................62

Part IV
Item 13     Exhibits and Reports on Form 8K ................................................................64
Item 14     Principal Accountant Fees and Services .........................................................65

Signatures                                                                                                  66

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

GreenShift's business model is to develop and support companies and technologies that facilitate the efficient use of natural resources and catalyze transformational environmental gains. GreenShift plans to use equity and debt capital to support and drive the value of its existing portfolio of companies and to make investments in a diversified mix of strategically compatible growth stage public and private businesses and technologies. GreenShift's portfolio as of December 31, 2005 included investments in the following proactive companies:

         Portfolio Company                                                     Type of Business
         ------------------------------------------------------------------------------------------------
o   Veridium Corporation (OTCBB: VRDM)                     .............    Environmental Services
o   INSEQ Corporation (OTCBB: INSQ)                        .............    Manufacturing & Commodities Distribution
o   GreenWorks Corporation                                 .............    Engineering Services
o   GreenShift Industrial Design Corporation               .............    Industrial Design & Technology Transfer
o   Ovation Products Corporation                           .............    Clean Water Technologies
o   Tornado Trash Corporation                              .............    Trash Recycling Technologies
o   Mean Green BioFuels Corporation                        .............    BioFuels Production and Distribution
o   Sterling Planet, Inc.                                  .............    Renewable Energy Sales
o   TerraPass, Inc.                                        .............    Renewable Energy Sales
o   Aerogel Composite, Inc.                                ..........       Alternative Energy & Emissions Control Technologies
o   Coriolis Energy Corporation                            .............    Green Energy Research
o   Hugo International Telecom, Inc. (Pink Sheets: HGOI)   .............    Development Stage
o   TDS (Telemedicine), Inc. (Pink Sheets: TDST)           .............    Development Stage

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

BUSINESS DEVELOPMENT COMPANY

The Company has elected to be treated as a business development company under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of the Company's business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities voting as a class.

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

The Company's investments in private companies are generally illiquid and subject to restrictions on resale. Private finance investments are generally structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company's equity at a pre-determined strike price, which is generally a nominal price for warrants or options in a private company. The annual stated interest rate is only one factor in pricing the investment relative to the Company's rights and priority in the portfolio company's capital structure, and will vary depending on many factors, including if the Company has received nominal cost equity or other components of investment return, such as loan origination fees or market discount. The stated interest rate may include some component of contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. At December 31, 2005, 100% of the Company's loans and debt securities had fixed interest rates.

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

The Company's largest investments at December 31, 2005, were in Veridium Corporation ("Veridium") (OTC Bulletin Board: VRDM), INSEQ Corporation ("INSEQ") (OTC Bulletin Board: INSQ), GreenWorks Corporation ("GreenWorks"), Sterling Planet, Inc. ("Sterling Planet"), and Ovation Products Corporation ("Ovation"), accounting for 27.2%, 21.4%, 20.5%, 5.1% and 6.8% respectively, of our total assets.

VERIDIUM CORPORATION

Veridium (OTC Bulletin Board: VRDM) is a publicly traded environmental management company. Veridium is currently implementing a restructuring plan which includes the cessation of operations of Veridium's industrial waste recycling facility and is planned to include the reorganization of its services business. Veridium expects that these initiatives will enhance operating results in the immediate term and enable Veridium to grow its business more effectively.

During nine months ended December 31, 2005, the Company purchased convertible debentures in Veridium totaling $996,387, and earned $17,697 in interest income from Veridium.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman, chief executive officer and president of Veridium Corporation. As the controlling shareholder of the Company, who is in turn the controlling shareholder of Veridium, Mr. Kreisler has unconditionally guaranteed certain of Veridium's debts with its creditors.

INSEQ CORPORATION

INSEQ (OTC Bulletin Board: INSQ) is a publicly traded corporation whose mission is to directly facilitate the efficient utilization of natural resources including metals, chemicals, fuels and plastics. INSEQ recently acquired Warnecke Design Services, Inc., a specialty metal manufacturer that comprised the majority of INSEQ's operations as of September 30, 2005. INSEQ is also subject to an agreement to acquire Independent Metal Sales, Inc.

During nine months ended December 31, 2005, the Company earned $150,000 in management fees and $1,928 in interest income from INSEQ.

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

GREENWORKS CORPORATION

GreenWorks is an environmental engineering services company that intends to acquire and consolidate a series of qualified engineering services companies during 2005. GreenWorks provides consulting, technical and engineering services to alleviate the environmental problems of its clients. GreenWorks' clients include Fortune 100 and other industrial companies, commercial firms, engineering and construction contractors, law firms, utilities, real estate developers and government entities. GreenWorks is currently producing about $4.3 million in revenue per year and has a backlog of another $2 million in sales.

During nine months ended December 31, 2005, the Company earned $112,500 in management services fees receivable from GreenWorks. At December 31, 2005, $60,124 was due from GreenWorks.

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

To achieve this small size, low cost and high efficiency, Ovation's products incorporate patented new implementations of a proven distillation process called vapor compression. Ovation has been granted 11 patents for its technology and system, and has filed for an additional 5 patents to date. Ovation's technology has been refined to the point where Ovation has been able to reduce energy loss by over 98% and distill water for about 1.2% of the cost of traditional home methods. Ovation believes that its Clean Water Appliance is the most efficient commercial distiller in the world, of any size.

Distillation is the "gold standard" for water purification in that it removes bacteria, viruses, heavy metals, suspended solids and almost all chemicals. It is the single most effective method for purifying water. Other processes such as ultra filtration and reverse osmosis do not produce perfect water quality, discharge several times more wastewater, degrade over time, and require replacement of filters and cartridges. Ovation's products provide a consistent high quality output and require no filter or cartridges.

GreenShift acquired 1,500,000 shares, or about 12%, of Ovation's outstanding stock for $1 million at an effective rate of $0.67 per share. Ovation recently filed to become publicly traded and expects to commence trading in the second quarter 2006. Our chairman and chief executive officer, Kevin Kreisler, is a board member of Ovation.

MEAN GREEN BIOFUELS CORPORATION

Mean Green is a development-stage company that the Company formed to finance, build and operate biofuels production and distribution infrastructure in the United States.

During nine months ended December 31, 2005, the Company earned $12,500 in management fees payable from this portfolio company which fees remained outstanding as of December 31, 2005. Our chairman and chief executive officer, Kevin Kreisler, is the chairman of Mean Green.

ETHANOL OIL RECOVERY SYSTEMS, L.L.C.  ("EORS")

EORS, a green technology development company, is the inventor of a new patent-pending technology for the cost-effective conversion of corn oil into biodiesel fuels. EORS had previously intended to license its technologies to VeraSun Energy Corporation for the territory west of the Mississippi River and to Mean Green BioFuels Corporation, a GreenShift company, for the rest of the world. EORS executed a letter of intent with VeraSun during 2005 to acquire a 20% stake in VeraSun Energy's new biodiesel facility, which is slated for production in 2007. Under the terms of its agreement with EORS, GreenShift acquired a 10% stake in EORS for a commitment to provide a minimum of $1.2 million to a maximum of $2.5 million. As a limited liability company, EORS' taxable income will flow directly through to its members. This agreement was cancelled in December 2005 upon EORS' termination of its letter of intent with VeraSun and the restructuring of Mean Green BioFuels Corporation.

STERLING PLANET, INC.

Sterling Planet is the nation's leading retail renewable energy provider through the sourcing and sale of renewable energy certificates ("RECs"). RECs, or green tags, enable retail residential and non-residential consumers to purchase green, or environmentally friendly, energy through their existing utility and offset reliance on power generated from fossil fuel sources. RECs represent all of the positive environmental attributes of renewable power generation from sources such as solar, wind and organic bioenergy power and can be purchased and used by consumers regardless of whether or not their local utility has access to green power generation.

Founded in 2000, Sterling Planet was the first company to offer every U.S. home and business a way to reduce the environmental impact of regular electricity production. Now Sterling Planet leads the way in retail sales of renewable energy from the sun, wind, biomass, small hydro and other renewable technologies produced domestically while stimulating local economies and creating jobs. Sterling has sold over 2.33 billion kilowatt hours of renewable energy since its inception, representing enough energy to power 214,300 homes for a full year or taking over 283,000 cars off the roads which will offset 1,624,000 tons of carbon dioxide. Sterling is also the nation's leader in partnering with electric utilities and businesses to market or supply renewable energy. Currently,
Sterling has 26 utility partners nationwide in states such as Florida, Massachusetts, New York, Connecticut, New Jersey and Rhode Island. Sterling currently services an impressive array of clients including Alcoa, The Coca-Cola Company, DuPont, Delphi Corporation, Duke University, University of Utah, Nike, Pitney Bowes, U.S. Environmental Protection Agency, the U.S. General Services Administration, the Homeland Security Department, Western Area Power Administration, New York State Energy Research and Development Authority (NYSERDA), the U. S. Army, Staples, Whirlpool Corporation, the World Resources Institute and over 150 other environmentally friendly companies.

Under the terms of its agreement with Sterling, GreenShift purchased $750,000 in 8% convertible notes in Sterling and warrants to purchase up to an additional $500,000 of Sterling common stock upon Sterling's completion of a larger venture capital raise. During nine months ended December 31, 2005, the Company earned $17,389 in interest income and received no other related portfolio income from Sterling.

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

Under the terms of its agreement with TerraPass, GreenShift purchased a 10% stake in TerraPass for $250,000 and warrants to acquire an additional 15% of TerraPass for another $250,000. As of December 31, 2005, $90,000 of the Company's investment payable relates to this investment.

AEROGEL COMPOSITE, INC.

ACI has patented nanotechnology for the preparation of aerogel composites for a wide variety of applications. Applications of ACI's Hyrogel(TM) carbon aerogel supported catalysts are planned to include hydrogen powered stationary and mobile PEM fuel cells, direct methanol fuel cells (DMFC) for portable electronic devices such as laptop computers and cell phones, and other metal oxide aerogel supported catalyst for catalytic converters for gasoline and diesel powered vehicles and other internal combustion engines.

Aerogels are solid-state substances similar to gels but where the liquid phase is replaced with gas. Aerogels have a highly dendritic tree-like structure and rank among the world's lowest density solids. They have a remarkably high surface area and are very porous and light. Their microstructure and physical properties can be manipulated at the nanometer scale by selection of raw material and modification of manufacturing conditions. Aerogel products can be engineered to exhibit desired thermal, acoustic, mechanical and/or chemical properties. Aerogel materials can be produced as monoliths, thin-films, powders, or micro-spheres to respond to given application requirements.

There are three major types of aerogels: inorganic, organic and carbon aerogels. Inorganic aerogels are obtained by supercritical drying of highly cross-linked hydrogels synthesized by polycondensation of metal alkoxides. Silica aerogels are the most well known inorganic aerogels. Organic aerogels are synthesized by supercritical drying of the gels obtained by the sol-gel polycondensation reaction of resorcinol with formaldehyde in aqueous solutions. Carbon aerogels are prepared by pyrolyzing organic aerogels in an inert atmosphere. Carbon aerogels are electrically conductive and have very high porosity of over 50%, with pore diameters ranging from 2 to 50 nanometers, and extremely high surface areas ranging between 400-1000 square meters per gram.

The unique nanostructure of the ACI carbon aerogel offers higher electrochemical surface areas, better mass transport, reduced or eliminated ionic contamination and price competitiveness. This translates into both lower cost and higher performance when applied to current membranes on the market. ACI's initial products are high performance electro-catalysts for fuel cells, non-electro-catalysts for emissions control, and aerogel materials for energy storage.

ACI's electro-catalyst products achieve equivalent catalytic performance at one half to one tenth the precious metal loading commonly achieved by current technology. These catalysts are the primary cost drivers in all of the markets ACI is addressing. ACI's technology directly addresses the cost of fuel cell systems by lowering the platinum cost in the membrane electrode assembly (MEA).

For example, ACI's Hyrogel(TM) Carbon Aerogel Supported Platinum Catalyst (CASPC) reduces the platinum requirements of hydrogen powered proton exchange membrane (PEM) fuel cells by over 90% from recently prevailing levels. Based on industry feedback, ACI believes that its electro-catalyst is the most efficient and most economical PEM electro-catalyst available today.

ACI has also produced catalyst coated membrane (CCMs) or three piece membrane electrode assemblies ("MEAs") for PEM fuel cells, incorporating its proprietary Hyrogel(TM) electro-catalyst. These CCMs/MEAs have achieved a performance of one watt per square centimeter, requiring less than 0.1 milligram per square centimeter of platinum on the cathode. Based on industry data, ACI believes that this performance is unmatched.

Additionally, in catalytic emissions control systems, ACI's technology reduces precious metal loading and therefore cost. In 2003, the $4 billion market for emission control catalysts utilized $3.19 billion of platinum group metals. This market is expected to grow significantly due to increased regulation, stricter enforcement and rising demand for diesel automobiles in Europe and the U.S.

Other potential applications of ACI's platform technology include materials for ultra-capacitor electrodes, hydrogen and energy storage, catalyst for fuel reformers, specific gas sensors, biosensors, and desalination of water.

Under the terms of its agreement with ACI, GreenShift purchased 25% of ACI's outstanding stock and receive certain commercial rights in return for GreenShift's investment and its provision of strategic business development and other services. Under its agreement, GreenShift has the option to acquire an additional 5% of ACI.

Our chairman and chief executive officer, Kevin Kreisler, is a board member of ACI.

ELECTRONIC SCRAP RECYCLING CORPORATION ("ESRC")

ESRC provides full service electronic waste ("e-waste") recycling, logistics and Certified Data Destruction services to public and private sector clients out of its 125,000 square foot facility in Elkhart, Indiana.

Under the terms of its agreement with ESRC, GreenShift agreed to acquire 80% of ESRC's outstanding stock and received certain commercial rights in return for
1.6 million shares of GreenShift common stock and GreenShift's provision of technology rights, strategic business development and other services.

In December 2005, GreenShift assigned its rights and obligations under this agreement to INSEQ Corporation. This transaction has not to date closed and ESRC is in default of its obligations under the relevant acquisition agreements.

AIR CYCLE CORPORATION

Air Cycle offers recycling services and transportation throughout North America to assist facilities in the proper disposal of lamps, ballasts, batteries, and computer hardware. Air Cycle's business model is based on growth through acquisitions, increased sales, and technology development.

Under the terms of its agreement with Air Cycle, GreenShift will purchase 30% of Air Cycle's outstanding stock and receive certain commercial rights in return for GreenShift's investment of about $265,000 and its provision of strategic business development and other services.

On December 21, 2005 INSEQ, another GreenShift company, acquired GreenShift's 30% stake in Air Cycle Corporation in return for 10% of INSEQ's fully diluted capital stock, which was executed by amending GreenShift's dilution protection agreement with INSEQ from 70% to 80%.

Our chairman and chief executive officer, Kevin Kreisler, is a board member of Air Cycle.

CORIOLIS ENERGY CORPORATION ("CEC")

CEC is a pre-revenue, research and development company with a focus on alternative energy resources. CEC was inactive. CEC's initial focus will be on the commercial development of a new types of cost-effective and scalable clean power generation. Our chairman and chief executive officer, Kevin Kreisler, is the chairman of CEC.

HUGO INTERNATIONAL TELECOM, INC. ("HUGO")

Hugo is a development stage public company whose plan for 2005 is to complete one or more suitable acquisitions. On August 20, 2005, the Company acquired 300,000 shares of Hugo's Series B Preferred Stock for $300,000. These shares are convertible into Hugo common stock at the rate of $1.15 per share and have voting rights equal to 67% of the fully diluted capital stock of Hugo. Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of Hugo. As December 31, 2005, the Company purchased 8% convertible debentures in Hugo totaling $187,995. During the nine months ended December 31, 2005, the Company earned $1,105 in interest income and $150,000 in management service fees from Hugo. At December 31, 2005, Hugo owed the company $1,105 of accrued interest. Our chairman and chief executive officer, Kevin Kreisler, is the chairman of Hugo.

TDS TELEMEDICINE, INC. ("TDS")

TDS (Pink Sheets: TDST) is a development stage public company whose plan for 2005 is to complete one or more acquisitions of strategically compatible companies. It has recently executed a letter of intent to acquire Alfa Industries, Inc., an infrastructure and real estate development company. Alfa provides an array of utility installation, management and maintenance services, including: heavy, highway and bridge construction; trench-less technology for installation of underground utilities; development-driven environmental and remedial services; and, general maintenance of roadways and public property for local, state and federal governments throughout the mid-Atlantic and seaboard states. Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of TDS. As of December 31, 2005, the Company purchased 8% convertible debentures in TDS totaling $182,187 and beneficially owns about 6% of TDS. During the nine months ended December 31, 2005, the Company earned $5,000 in interest income and management service fees of $106,250 from TDS. At December 31, 2005, TDS owed the company $5,000 in interest. Our chairman and chief executive officer, Kevin Kreisler, is the chairman of TDS.

BUSINESS RISK FACTORS

We have negligible operations to date, so our ability to increase our net asset value is speculative.

We only recently initiated operations as an investment company. No assurances can be given that we will be able to increase our net asset value in the future.

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

BUSINESS RISK FACTORS

Viridis Capital LLC controls 80% of the Company's voting power and has the ability to exercise significant influence over matters submitted for stockholder approval and its interests may differ from other stockholders.

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

The issuance of shares under our agreements with Cornell Capital Partners could increase our outstanding shares by over 10%.

While Cornell is subject to restrictions on conversion of the Cornell Debenture limiting Cornell's ownership to 9.9% of our common stock, without this restriction the Cornell Debenture could be converted into 16,698,627 shares at the market price on December 31, 2005, which would dilute the interest of our current shareholders by over 10%.

Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments.

At December 31, 2005, portfolio investments recorded at fair value were approximately 96% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

The Company relies on the services of an independent third party valuation company, Business Valuation Center of Reston, Virginia ("BVC"), to provide an independent assessment of the fair market value of the Company's investments. The Company's financial statements for the nine months ended December 31, 2005 have been prepared in connection with BVC's conclusions, which conclusions were based on a variety of conventionally accepted valuation methods. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Without a readily available market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

BUSINESS RISK FACTORS

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

BUSINESS RISK FACTORS

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

We purchase controlling equity positions in companies and our total debt and equity investment in controlled companies may be significant individually or in the aggregate. Investments in controlled portfolio companies are generally larger and in fewer companies than our investments in companies that we do not control. As a result, if a significant investment in one or more controlled companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our largest investments at December 31, 2005, were in Veridium, INSEQ, GreenWorks, Sterling Planet, and Ovation, accounting for 27.2%, 21.4%, 20.5%, 5.1%, and 6.8% respectively, of our total assets value, of which Veridium, INSEQ and GreenWorks continue to struggle with liquidity and operational issues relating to each of their businesses, including, as applicable, cash flow restrictions, working deficiencies, and ongoing settlement negotiations of outstanding payroll taxation and environmental regulatory matters. Specifically, GreenWorks' wholly-owned subsidiary, ESI, is currently resolving outstanding payroll tax liabilities arising from its former operations prior to ESI's acquisition of the assets of ESI-NJ.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. At December 31, 2005, we had $5.2 million of outstanding indebtedness bearing a weighted average annual interest cost of about 6%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2%.

We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to shareholders.

We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of Decmeber 31, 2005, our asset coverage for indebtedness was 225%.

Our business depends on our key personnel.

We depend on the continued services of our executive officers and other key management personnel. If we were to lose any of these officers or other management personnel, such a loss could result in inefficiencies in our operations and lost business opportunities, which could have a negative effect on our business.

BUSINESS RISK FACTORS

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

We will face competition in our investing activities from private venture capital funds, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals [GRAPHIC OMITTED] 8

BUSINESS RISK FACTORS

and foreign investors. As a BDC, we are required to disclose quarterly the name and business description of portfolio companies and value of any portfolio securities. Many of our competitors are not subject to this disclosure requirement. Our obligation to disclose this information could hinder our ability to invest in certain portfolio companies. Additionally, other regulations, current and future, to which some of our competitors may not be subject, may make us less attractive as a potential investor to a given portfolio company than a private venture capital fund.

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

     BUSINESS RISK FACTORS

     o    general economic conditions and trends;

     o    loss of a major funding source; or

     o    departures of key personnel.

ITEM 2.  DESCRIPTION OF PROPERTIES

GreenShift leases office space at 535 West 34th Street, Suite 203, New York, NY 10001. The lease expires on April 30, 2006, and the Company is currently in negotiating a new lease. Our rental expense for 2006 will be $82,896 plus common area charges, utilities, and our portion of increases in real estate taxes and building operating costs. We believe the offices will be sufficient for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

GreenShift's Common Stock is listed for quotation on the OTC Bulletin Board under the symbol "GSHF." The following table sets forth, for the periods indicated, the high and low bid prices for the Company's Common Stock. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. All quotations have been adjusted as if the 1-for-50 reverse stock split implemented in December 2004 had occurred prior to January 1, 2003.

--------------------------------------------------------------------------------------------------------
Period                                                    High                                   Low
--------------------------------------------------------------------------------------------------------
2005 Fourth Quarter                                       0.24                                   0.09
2005 Third Quarter                                        0.37                                   0.03
2005 Second Quarter                                       0.16                                   0.02
2005 First Quarter                                        1.70                                   0.07
2004 Fourth Quarter                                       2.00                                   0.50
2004 Third Quarter                                        3.00                                   1.00
2004 Second Quarter                                       5.00                                   1.00
2004 First Quarter                                       12.00                                   3.00

Title of Class                                            Approximate Number of Holders of Record
Common Stock, 0.001 par value                                               237

The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares. Based on information from nominee holders, we believe that the number of owners of our common stock exceeds 400.

SALE OF UNREGISTERED SECURITIES

During the nine months ended December 30, 2005, Cornell converted a total of $735,611 in debt into 16,029,055 shares of the Company's common stock, Anthony Warnecke converted a total of $26,250 in debt into 1,250,000 shares of the Company's common stock, Candent converted a total of $575,000 in debt into 20,311,826 shares of the Company's common stock, and Serenity converted a total of $1,073,444 in debt into 22,309,918 shares of the Company's common stock (6,852,739 shares for which stock certificates had not been issued as of December 31, 2005).

REPURCHASE OF EQUITY SECURITIES

None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

PORTFOLIO AND INVESTMENT ACTIVITY

The  total  portfolio  at  value,   investment   activity,   and  the  yield  on
interest-bearing investments at and for the nine months ended December 31, 2005, were as follows:

                                                                   12/31/05
                                                               --------------
Portfolio at value                                             $   14,175,517
Investments funded                                                 11,902,694
Change in accrued or reinvested interest                              122,596
Principal collections related to investment repayments or sales          --
Yield on interest-bearing investments                                   8.00%

The level of investment activity for investments funded and principal repayments for our investments can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. We believe that merger and acquisition activity in the middle market was strong during 2005, which when combined with a lower interest rate environment resulted in an increase in private finance investments funded, as well as increased repayments. The first quarter of the year tends to be a seasonally slower period for deal closings as the industry recovers from what is typically an active fourth quarter closing schedule.

Investments funded for the nine months ended December 31, 2005 consisted of the following:
                                                                    12/31/05
                                                              ----------------
Companies more than 25% owned                                  $    8,459,847
Companies 5% to 25% owned                                           1,160,430
Companies less than 5% owned                                            5,000
Notes receivable                                                    2,277,417
                                                               --------------
   Total                                                       $   11,902,694

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

At December 31, 2005, we had an outstanding investment commitments to Aerogel Composite, Inc. and TerraPass, Inc., totaling $440,000.

The Company's largest investments at December 31, 2005, were in Veridium Corporation ("Veridium") (OTC Bulletin Board: VRDM), INSEQ Corporation ("INSEQ") (OTC Bulletin Board: INSQ), GreenWorks Corporation ("GreenWorks"), Sterling Planet, Inc. ("Sterling Planet"), and Ovation Products Corporation ("Ovation"), accounting for 27.2%, 21.4%, 20.5%, 5.1%, and 6.8% respectively, of our total portfolio value.

Veridium Corporation

At December 31, 2005 our investment in Veridium totaled $5,746,692 at cost and $4,040,171 at value, or 27.2% of our total assets. Total interest and related portfolio income earned from our investment in Veridium for nine months ended December 31, 2005, was $17,697. Net change in unrealized appreciation or depreciation for nine months ended December 31, 2005, includes $1,706,521 of unrealized depreciation related to Veridium.

Veridium (OTC Bulletin Board: VRDM) is a publicly traded environmental management company. Veridium is currently implementing a restructuring plan which includes the cessation of operations of Veridium's industrial waste recycling facility and is planned to include the reorganization of its services business. Veridium expects that these initiatives will enhance operating results in the immediate term and enable Veridium to grow its business more effectively.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman, chief executive officer and president of Veridium Corporation. As the controlling shareholder of the Company, who is in turn the controlling shareholder of Veridium, Mr. Kreisler has unconditionally guaranteed certain of Veridium's debts with its creditors.

INSEQ Corporation

At December 31, 2005, our investment in INSEQ totaled $1,988,967 at cost and $3,149,671 at value, or 21.4% of our total assets. Total interest and related portfolio income earned from our investment in INSEQ for the nine months ended December 31, 2005, was $151,928 which includes management fees of $150,000 and interest income of $1,928. Net change in unrealized appreciation or depreciation for the nine months ended December 31, 2005, includes $1,160,704 unrealized appreciation related to INSEQ.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

GreenWorks Corporation

At December 31, 2005, our investment in GreenWorks totaled $1,002,124 at cost and $3,236,514 at value, or 20.5% of our total assets. Total related portfolio income earned from our investment in GreenWorks for the nine months ended December 31, 2005, was $112,500. Net change in unrealized appreciation or depreciation for the nine months ended December 31, 2005, includes $2,234,390 unrealized appreciation related to GreenWorks.

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

Sterling Planet, Inc.

At December 31, 2005, our investment in Sterling totaled $750,000 at cost and $750,000 at value, or 5.1% of our total assets. Total interest and related portfolio income earned from our investment in Sterling for the nine months ended December 31, 2005, was about $17,389. Net change in unrealized appreciation or depreciation for the nine months ended December 31, 2005, includes no unrealized appreciation related to Sterling.

Sterling Planet is the nation's leading retail renewable energy provider through the sourcing and sale of renewable energy certificates ("RECs"). RECs, or green tags, enable retail residential and non-residential consumers to purchase green, or environmentally friendly, energy through their existing utility and offset reliance on power generated from fossil fuel sources. RECs represent all of the positive environmental attributes of renewable power generation from sources such as solar, wind and organic bioenergy power and can be purchased and used by consumers regardless of whether or not their local utility has access to green power generation.

Ovation Products Corporation

At December 31, 2005, our investment in Ovation totaled $1,000,000 at cost and $1,000,000 at value, or 6.8% of our total assets. We did not realize any interest or related portfolio income from our investment in Ovation for the nine months ended December 31, 2005. Net change in unrealized appreciation or depreciation for the nine months ended December 31, 2005, includes no unrealized appreciation related to Ovation.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Total Interest and Related Portfolio Equity Income

Total interest and related portfolio income includes interest and dividend income, loan payments, and fees and other income. We generated $57,272 in interest and dividend income during the nine months ended December 31, 2005.

Fees and other income for the nine months ended December 31, 2005, was composed of the following:

                                                                       12/31/05
                                                                      ----------
Management services provided to portfolio companies ...............   $556,250
Transactional and other services provided to portfolio companies ..       --
Structuring and diligence services provided for portfolio companies     87,500
Other income ......................................................       --
                                                                      --------
   Total ..........................................................   $643,750

Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level and types of services provided.

Operating Expenses

Operating expenses include interest, employee, and administrative expenses. Our interest expense is mostly associated with our various convertible debentures, and totaled $231,698 during the nine months ended December 31, 2005. Employee expenses include salaries and employee benefits and the individual performance award and bonuses, and totaled $87,361 during the nine months ended December 31, 2005. Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our offices, stock record expenses, directors' fees, and various other expenses, and totaled $714,466 during nine months ended December 31, 2005. Change in the fair market value of derivatives relate to the conversion features of certain of our debentures and totaled $265,679 for the nine months ended December 31, 2005.

Realized Gains and Losses

Net realized gains primarily result from the sale of equity securities associated with certain investments, and the sale of debt, bonds and preferred shares. Net realized gains for the nine months ended December 31, 2005, were $0. When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the nine months ended December 31, 2005, we made no such reversals.

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

The Company relies on the services of an independent third party valuation company, Business Valuation Center of Reston, Virginia ("BVC"), to provide an independent assessment of the fair market value of the Company's investments. The Company's financial statements for the nine months ended December 31, 2005 have been prepared in connection with BVC's conclusions, which conclusions were based on a variety of conventionally accepted valuation methods.

At December 31, 2005, portfolio investments recorded at fair value constituted greater than 96% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

At December 31, Business Valuation Center, Inc. ("BVC") assisted us by reviewing our valuations of our portfolio companies. For the remaining quarters in 2005, we intend to continue to obtain valuation assistance from BVC and possibly other third parties. We currently anticipate that we will generally obtain assistance for all companies in the portfolio that are more than 50% owned for each of the remaining quarters in 2005 and that we will generally obtain assistance for companies that are equal to or less than 50% owned at least once during the course of the year. Valuation assistance may not be obtained for new companies that enter the portfolio after September 30 of any calendar year during that year. Professional fees for valuation assistance for all of 2005 was approximately $57,500.

OTHER MATTERS

Per Share Amounts

All per share amounts included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares outstanding to compute basic earnings per share, which were $0.03 with 63.5 million weighted average common shares outstanding for the nine months ended December 31, 2005.

FINANCIAL CONDITIONS, LIQUIDITY AND CAPITAL RESOURCES

Our portfolio is expected to generate cash flow from which we plan to pay dividends to shareholders and fund new investment activity. Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash provided by our operating activities before new investment activity for the nine months ended December 31, 2005, was $0.

From the cash provided by operating activities before new investments, we make new portfolio investments, fund our operating activities, and pay dividends to shareholders. We also raise new debt and equity capital from time to time in order to fund our investments and operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

We paid no dividends during the nine months ended December 31, 2005, and we do not expect to do so in the near future. Dividends will generally be determined based upon an estimate of annual taxable income, which includes our taxable interest, dividend and fee income, as well as taxable net capital gains. As discussed above, taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends and the amortization of discounts and fees. Cash collections of income resulting from contractual payment-in-kind interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

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

At  December  31,  2005,  our  total  assets,  total  debt  outstanding,   total
shareholders' equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

                               12/30/05
                               --------
Total assets .............   $14,745,109
Total debt outstanding ...     6,561,919
Total shareholders' equity     8,183,190
Debt to equity ratio .....          0.80
Asset coverage ratio(1) ..           225%

(1) As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

We currently target a debt to equity ratio ranging between 0.75:1.00 to 1.00:1.00. We believe that it is prudent to operate with a larger equity capital base and less leverage, but we may from time to time increase our leverage to exploit compelling investment opportunities. During the nine months ended December 31, 2005, we completed $3,606,725 in debt financing to provide cash for our operations.

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

ITEM 7.  FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                                                           Page No


          After Filing Election to be Regulated as an Investment Company
          Balance Sheet as of December 31, 2005 ............................................................29
          Statement of Operations:
              Nine Months Ended December 31, 2005 ..........................................................30
          Statement of Changes in Net Assets :
              Nine Months Ended December 31, 2005 ......................................................... 31
          Statement of Cash Flows:
              Nine Months Ended December 31, 2005 ......................................................... 32
          Statement of Investments:
              As of Nine Months Ended December 31, 2005 ................................................. 33-34

          Prior to Filing Election to be Regulated as an Investment Company
          Consolidated Balance Sheet as of March 31, 2005 (Unaudited) .......................................35
          Consolidated Statement of Operations (Unaudited) - Three Months  Ended  March 31, 2005 ............36
          Consolidated Statement of Cash Flows (Unaudited) -  For the Three Months Ended March 31, 2005 .....37

          Notes to Consolidated Financial Statements ........................................................38


                Report of Independent Registered Accounting Firm


To the Board of Directors and Stockholders of GreenShift Corporation (f/k/a GreenWorks Corporation)

We have audited the accompanying consolidated balance sheet and statement of investment of GreenShift Corporation as of December 31, 2005 and the related consolidated statements of operations, changes in net assets, and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GreenShift Corporation and the consolidated results of their operations and their cash flows for the nine months then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 15, 2006


     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                                  BALANCE SHEET

                             AS OF DECEMBER 31, 2005

                                                                           12/31/05
                                                                          ------------

ASSETS
Portfolio at value:
   Companies more than 25% owned (cost: $8,809,847) ..................   $ 10,498,420
   Companies 5% to 25% owned (cost: $1,250,430) ......................      1,250,430
   Companies less than 5% owned (cost: $5,000) .......................        149,250
   Notes Receivable (cost: $2,277,417) ...............................      2,277,417
                                                                         ------------
     Total portfolio at value (cost: $10,065,277) ....................     14,175,517

Accrued interest, dividends and fees receivable ......................        122,956
Other assets .........................................................         78,314
Deferred financing fees ..............................................        240,156
Cash and cash equivalents ............................................        128,166
                                                                         ------------

       Total assets ..................................................   $ 14,745,109
                                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes payable and debentures (maturing within one year: $1,450,792)   $  5,194,052
   Investment payable ................................................        440,000
   Derivative liability ..............................................        441,414
   Accounts payable and other liabilities ............................        486,453
                                                                         ------------

     Total liabilities ...............................................      6,561,919

Shareholders' equity:
   Series B preferred stock, $0.001 par value:
     1,000,000 shares authorized and outstanding .....................          1,000
   Common stock, $0.001 par value, 200,000,000 authorized;
     117,181,501 shares issued and outstanding .......................        117,181
   Additional paid in capital ........................................      7,436,313
   Net unrealized appreciation on portfolio ..........................      1,832,823
   Cumulative Deficit ................................................       (603,182)
   Cumulative effect of conversion to BDC ............................        717,000
   Retained deficit from operations prior to conversion to BDC .......     (1,317,945)
                                                                         ------------

           Total shareholders' equity ................................      8,183,190

       Total liabilities and stockholders' equity ....................   $ 14,745,109
 Net asset value per common share
                                                                         ============
                                                                         $        .07
                                                                         ============

                  The notes to the financial statements are an
                       integral part of these statements.


     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                             STATEMENT OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2005


                                                        For The Nine Months
                                                      Ended December 31, 2005
                                                      -----------------------

Interest and related portfolio income:

   Interest and dividends:
     Companies more than 25% owned .....................   $     29,883
     Companies 5% to 25% owned .........................         17,389
     Companies less than 5% owned ......................          5,000
                                                           ------------

       Total interest and dividends ....................         52,272

   Fees and other income:
     Companies more than 25% owned .....................        525,000
     Companies 5% to 25% owned .........................         50,000
     Companies less than 5% owned ......................         68,750
                                                           ------------

       Total fees and other income .....................        643,750
                                                           ------------

         Total interest and related portfolio income ...   $    696,022
                                                           ============

Operating Expenses:

   Interest ............................................        231,698
   Employee ............................................         87,361
   Administrative ......................................        714,466
   Change in fair market value of derivatives ..........        265,679
                                                           ------------
     Total expenses ....................................      1,299,204
                                                           ------------

Net investment income (loss) before income taxes .......       (603,182)
Income tax expense (benefit) ...........................           --
                                                           ------------

   Net investment income (loss) ........................   $   (603,182)
                                                           ============

Net realized and unrealized gains (losses):

   Net unrealized gains (losses):
     Companies more than 25% owned .....................   $  1,832,823
     Companies 5% to 25% owned .........................           --
     Companies less than 5% owned ......................           --
                                                           ------------

       Total net unrealized gains (losses) .............      1,832,823

   Net change in unrealized appreciation or depreciation      1,832,823
                                                           ------------

   Cumulative effect of conversion to BDC ..............        717,000

         Total net gains (losses) ......................   $  2,549,823
                                                           ============

   Net increase in net assets resulting from operations    $  1,946,641
                                                           ============

   Cumulative effective of conversion to
     BDC per common share ..............................   $       0.01
                                                           ------------

   Basic and diluted earnings per common share .........   $       0.03
                                                           ============

   Weighted average common shares outstanding ..........     63,542,787



                  The notes to the financial statements are an
                       integral part of these statements.


     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                       STATEMENT OF CHANGES IN NET ASSETS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2005


                                                                    For The Nine Months
                                                                   Ended December 31, 2005
                                                               ----------------------------

Operations:

   Net investment income (loss) ....................................   $    (603,182)
   Net realized gains ..............................................            --
   Net change in unrealized appreciation or depreciation ...........       1,832,823
   Cumulative effect of conversion to BDC ..........................         717,000
                                                                       -------------

     Net increase in net assets resulting from operations ..........       1,946,641

Shareholder distributions:

   Common stock dividends ..........................................            --
   Preferred stock dividends .......................................            --
                                                                       -------------

Net decrease in net assets resulting from shareholder distributions             --

Capital share transactions:

   Issuance of common stock for portfolio investments ..............       3,867,500
   Issuance of preferred stock for portfolio investments ...........           1,000
   Issuance of common stock upon conversion of debt ................       2,797,055
   Forgiveness of Officer/Shareholder Debt .........................          73,041
                                                                       -------------

Net increase in net assets resulting from capital share transactions       6,738,596

     Total increase in net assets ..................................       8,685,237

Net assets at beginning of period ..................................   $    (502,046)

Net assets at end of period ........................................   $   8,183,190

Net asset value per common share ...................................   $        0.07

Common shares outstanding at end of period .........................     117,181,501










                  The notes to the financial statements are an
                       integral part of these statements.


     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2005


                                                                       For The Nine Months
                                                                     Ended December 31, 2005
                                                                     ------------------------

Cash flows from operating activities:

   Net increase in net assets resulting from operations: ................   $ 1,946,641
   Adjustments:
     Net unrealized gain on portfolio investments .......................    (1,832,823)
     Gain/(loss) on fair market value of derivative liabilities .........       265,679
     Accretion of note discount .........................................        78,995
     Change in accrued interest and fees receivable .....................      (122,596)
      Change in Prepaid Expenses ........................................       (32,238)
      Changes in accrued liabilities ....................................       285,824
     Depreciation and amortization ......................................        51,927
                                                                               --------
       Net cash provided by (used in) operating activities ..............       641,049

Cash flows from financing activities:

   Sale of common stock .................................................       100,000
   Issuance of notes receivable .........................................    (2,277,417)
   Borrowings under notes payable and debentures ........................     3,606,725
                                                                               --------
       Net cash provided by financing activities ........................     1,429,308

Cash flows from investing activities:

   Development costs for company website ................................       (45,076)
   Investments funded ...................................................    (1,897,115)
                                                                               --------
          Net cash (used in) investment activities ......................    (1,942,191)


Net increase in cash and cash equivalents ...............................       128,166

Cash and cash equivalents at beginning of period ........................          --
                                                                               --------

Cash and cash equivalents at end of period ..............................     $ 128,166
                                                                              =========





Supplemental schedule of non-cash financing activities:

   Issuance of common stock upon investment in portfolio company ........   $ 3,856,500
   Issuance of preferred stock upon investment in portfolio company .....         1,000
   Issuance of debentures in return for equity in portfolio company .....       400,000

   Issuance of subscriptions payable upon investment in portfolio company     3,447,000
   Issuance of common stock upon conversion of debentures ...............     2,410,305




         The notes to the financial statements are an integral part of these statements.


     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                            STATEMENT OF INVESTMENTS
                             AS OF DECEMBER 31, 2005


Portfolio Company                                                                  December 31, 2005 (unaudited)
(Nature of Business)                            Investment                    ---------------------------------------
                                                                                 Principal           Cost        Value
--------------------------------------------------------------------------------------------------------------------
Veridium Corporation  (1) (2)        Common Stock (1,184,692 shares)             $       --   $    835,282  $   23,694
New York, NY                         Series A Preferred Stock (627,122 shares)           --         85,792      56,570
(Environmental Services)             Series B Preferred Stock (966,968 shares)           --      2,329,231   1,535,855
                                     Series C Preferred Stock (750,000 shares)           --      1,500,000   1,427,665
                                     8% Convertible Debenture                      996,387         996,387     996,387
-----------------------------------------------------------------------------------------------------------------------
INSEQ Corporation (1) (3)            Series A Preferred Stock (1,000,000 shares)         --      1,588,967   2,749,671
Mount Arlington, New Jersey          Series C Preferred Stock (400,000 shares)                     400,000     400,000
(Manufacturing & Distribution)
-----------------------------------------------------------------------------------------------------------------------

GreenWorks Corporation  (4)          Common Stock (1,500,000 shares)                     --        942,000    3,176,390
Mount Arlington, New Jersey          8% Convertible Debenture                        60,124         60,124       60,124
(Engineering Services)                                                                   --
-----------------------------------------------------------------------------------------------------------------------

GreenShift Industrial Design Corp.5) Common Stock (1,000,000 shares)                     --        141,000      141,000
New York, New York                   8% Convertible Debenture                       100,725        100,725      100,725
(Industrial Design & Technology Transfer)
-----------------------------------------------------------------------------------------------------------------------

Ovation Products Corporation (5)     Common Stock (1,500,000 shares)                     --      1,000,000    1,000,000
Nashua, New Hampshire
(Clean Water Technologies)
-----------------------------------------------------------------------------------------------------------------------

Tornado Trash Corporation (5)        Common Stock (1,000,000 shares)                     --          2,585        2,585
New York, New York
(Trash Recycling Technologies)
-----------------------------------------------------------------------------------------------------------------------

Mean Green BioFuels Corporation (5)  Common Stock (500,000 shares)                       --        172,990      172,990
New York, New York
(BioFuels Production and Distribution)
-----------------------------------------------------------------------------------------------------------------------

(1)  Denotes public company.

(2) The value reported here is based on an independent third party assessment of Veridium's current enterprise value. Certain of the Company's holdings in Veridium are dilution protected at 25% of the fully diluted capital stock of Veridium until December 31, 2006, and include holdings that are price-protected in the aggregate amount of $2.5 million. After taking account for the application of these dilution and price-protections, the Company held about 61% of Veridium's fully diluted capital stock as of December 31, 2005.

(3) The value reported here is based on an independent third party assessment of INSEQ's current enterprise value. The Company's common stock holdings in INSEQ are dilution protected until December 31, 2006 at 80% of the fully diluted capital stock of INSEQ.

(4) The value reported here is based on an independent third party assessment of GreenWorks' current enterprise value.

(5) The Company holds 100% of the capital stock of GreenShift Industrial Design Corporation, about 12% of Ovation Products Corporation, 100% of Tornado Trash Corporation, and 50% of Mean Green BioFuels Corporation. The value for each of these companies is deemed to be equal to the Company's cost as of December 31, 2005.

                  The notes to the financial statements are an
                       integral part of these statements.


     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                            STATEMENT OF INVESTMENTS
                             AS OF DECEMBER 31, 2005


Portfolio Company                                  Investment                         December 31, 2005
(Nature of Business)
                                                                           -----------------------------------------
                                                                              Principal           Cost        Value
--------------------------------------------------------------------------------------------------------------------
Aerogel Compostite, Inc. (2)          Common Stock (365 shares)                      --        500,000      500,000
Hartford, Connecticut
(Clean Energy & Emissions Technologies)
--------------------------------------------------------------------------------------------------------------------

Sterling Planet, Inc. (4)             8% Convertible Debenture                  750,000        750,000      750,000
Norcross, Georgia
(Renewable Energy Sales)
--------------------------------------------------------------------------------------------------------------------

TerraPass, Inc.  (4)                  Common Stock (68,717  membership  units)       --        250,430      250,430
Menlo Park, California
(Renewable Energy Sales)
--------------------------------------------------------------------------------------------------------------------

Coriolis Energy Corporation (3)       Common Stock (1,000,000 shares)                --          1,000        1,000
New York, New York
(Green Energy Research)
--------------------------------------------------------------------------------------------------------------------

Hugo International Telecom, Inc.(1)(5) Preferred Stock (300,000 shares)              --        311,000       311,000
Mount Arlington, New Jersey          8% Convertible Debenture                   187,995        187,995       187,995
(Development Stage)
--------------------------------------------------------------------------------------------------------------------

TDS (Telemedicine), Inc. (1) (6)     Common Stock (3,000,000 shares)                 --          5,000      149,250
Mount Arlington, New Jersey          8% Convertible Debenture                   182,186        182,186      182,186
(Development Stage)
--------------------------------------------------------------------------------------------------------------------

(1)  Denotes public company.

(2)       The Company owns 30% of Aerogel.   The Company's investment is shown at cost.

(3) Tornado Trash Corporation and Coriolis Energy Corporation are pre-revenue wholly-owned subsidiaries of the Company and their value is deemed to be equal to the Company's cost as of December 31, 2005.

(4) The Company's investments in Sterling Planet, Inc., and TerraPass, Inc., are shown at cost.

(5) The Company's holdings in Hugo International Telecom, Inc., are shown here at cost. The Company holds 300,000 shares of this portfolio company's Series B Preferred Stock, which shares include a coupon of 8% and voting rights that are fixed at 67% until conversion.

(6) The Company's holdings in TDS are shown here at cost and are price protected in this amount.






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



                                                                                                3/31/05        3/31/04
                                                                                              -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations ........................................................   $(820,828)   $(150,038)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization .........................................................      23,074       13,038
     Amortization of deferred financing  costs .............................................      22,222         --
     Gain on sale or disposal of equipment .................................................        --
                                                                                                              (30,245)
       Equity issued in exchange for services rendered .....................................     918,015         --
     Change in provision for doubtful accounts .............................................      19,732         --
   (Increase) Decrease in assets:
     Accounts receivable ...................................................................     (74,086)     (75,063)
     Unbilled revenues .....................................................................     (72,045)    (167,736)
         Prepaid expenses and other current assets .........................................      43,261      (11,284)
         Cost and estimated earnings in excess of billings on uncompleted projects .........      (7,397)      (3,015)
     Security and other deposits ...........................................................         (50)      15,291
   Increase (decrease) in liabilities:
        Accounts payable, accrued and payroll taxes payable ................................     170,529      (62,308)
    Billings in excess of costs and estimated earnings on uncompleted projects .............     (17,074)      25,940
    Deferred revenues ......................................................................      (9,775)     (18,279)
                                                                                               ---------    ---------
       Cash provided by (used in) continuing operations ....................................     195,578     (463,699)
                                                                                               ---------    ---------

Loss from discontinued operations ..........................................................      (8,622)    (105,873)
   (Increase) decrease in net assets of discontinued operations ............................    (120,523)     483,214
                                                                                               ---------    ---------
       Cash (used in) provided by discontinued operations ..................................    (129,145)     377,341
                                                                                               ---------    ---------

       Net cash provided by (used in) operating activities .................................      66,433      (86,358)
                                                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of property & equipment ..............................................        --         49,030
                                                                                               ---------    ---------
Net cash provided by (used in) investing activities
                                                                                                            ---------
                                                                                                    --         49,030
                                                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loans from stockholders .................................................................        --        160,000
   Repayment of stockholder loans ..........................................................        --
                                                                                                               (1,697)
   Loans from non-affiliated parties .......................................................       7,948        4,799
   Repayment of loans from non-affiliated parties ..........................................      (4,580)        --
   Repayment of installment loans and capital lease obligations ............................     (69,801)    (125,774)
                                                                                               ---------    ---------

     Net cash (used in)  provided by financing activities ..................................     (66,433)      37,328
                                                                                               ---------    ---------

Increase (decrease) in cash ................................................................        --           --

Cash at beginning of period ................................................................        --           --
--------------------------------------------------------------------------------------------   ---------    ---------

Cash at end of period ......................................................................   $    --      $    --
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

GreenShift's business model is to develop and support companies and technologies that facilitate the efficient use of natural resources and catalyze transformational environmental gains. GreenShift plans to use equity and debt capital to support and drive the value of its existing portfolio of companies and to make investments in a diversified mix of strategically compatible growth stage public and private businesses and technologies. GreenShift's portfolio as of December 31, 2005 included investments in the following proactive companies:

         Portfolio Company                                           Type of Business
         ------------------------------------------------------------------------------------------------
o   Veridium Corporation (OTCBB: VRDM)                         Environmental Services
o   INSEQ Corporation (OTCBB: INSQ)                            Manufacturing & Commodities Distribution
o   GreenWorks Corporation                                     Engineering Services
o   GreenShift Industrial Design Corporation                   Industrial Design & Technology Transfer
o   Ovation Products Corporation                               Clean Water Technologies
o   Tornado Trash Corporation                                  Trash Recycling Technologies
o   Mean Green BioFuels Corporation                            BioFuels Production and Distribution
o   Ethanol Oil Recovery Systems, Inc.                         Ethanol Recovery Technologies
o   Sterling Planet, Inc.                                      Renewable Energy Sales
o   TerraPass, Inc.                                            Renewable Energy Sales
o   Coriolis Energy Corporation                                Green Energy Research
o   Hugo International Telecom, Inc. (Pink Sheets: HGOI)       Development Stage
o   TDS (Telemedicine), Inc. (Pink Sheets: TDST)               Development Stage

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Conversion to Investment Company Accounting

The results of operations for 2005 are divided into two periods. The period from January 1, 2005 through March 31, 2005 reflects the Company's results prior to commencing operations as a regulated BDC under the 1940 Act. The period from April 1, 2005 through December 31, 2005 reflects the Company's results of operations as a BDC. Accounting principles used in the preparation of the financial statements beginning April 1, 2005 are different from those used for prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable, and are presented separately herein. The primary differences in accounting principles are due to the requirements of the 1940 Investment Company Act and Regulation S-X. The Company filed an election to become regulated as a BDC under the 1940 Act on April 1, 2005. The controlling sections of the 1940 Act and the relevant accounting sections of Regulation S-X require that (1) a BDC may not consolidate the operations of its portfolio companies with operations of the BDC and (2) a BDC must provide to its investors the cost basis, fair market value, and the net realized gain or loss and or the net unrealized gain or loss of each of its portfolio investments on a quarterly basis. Accordingly, to comply with the various BDC requirements, the Company, and its wholly owned subsidiary, GreenWorks Corporation (f/k/a GreenWorks Engineering Corporation, and its wholly owned subsidiary, Enviro-Sciences (of Delaware), Inc., which had previously reported consolidated financial statements made the appropriate adjustments to deconsolidate assets, liabilities and operations that had previously been reported on a consolidated basis.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The condensed interim financial statements included herein, prepared by the Company the three months ended March 31, 2005 and 2004, are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and Article 10 of Regulation S-X. In the opinion of management, these financial statements include all adjustments which, except as described elsewhere herein, are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

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

VALUATION OF PORTFOLIO INVESTMENTS

The Company has retained the services of an independent third party valuation company, Business Valuation Center of Reston, Virginia ("BVC"), to provide an assessment of the fair market value of the Company's investments. The Company's financial statements for the nine months ended December 31, 2005 have been prepared in connection with BVC's conclusions, which conclusions were based on a variety of conventionally accepted valuation methods.

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

GOING CONCERN

The Company's financial statements for the nine months ended December 31, 2005, were prepared assuming that the Company would continue as a going concern. At December 31, 2005, the Company had $128,166 in cash and total liabilities of $6,561,919. Due to this financial condition, the Company's auditors had issued a going concern note as these matters raised substantial doubt as to the Company's then-current ability to fund operations. The Company continues to seek alternative and multiple sources of financing to address its moving forward cash needs.

STOCK COMPENSATION PLANS

The Company has a stock-based employee compensation plan pursuant to which no stock or options were issued during the nine months ended December 31, 2005. The Company accounts for this plan under the recognition and measurement principles of FASB Statement No. 123R, Accounting for Stock-Based Compensation, and related interpretations. In December 2004, the FASB issued Statement No. 123 (Revised
2004), Share-Based Payment (the "Statement"), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement expresses no preference for a type of valuation model and was originally effective for most public companies' interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission issued a rule deferring the effective date to January 1, 2006, for most companies. The scope of the Statement includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The
Statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

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

While the Company's various debenture holders are subject to restrictions on conversion limiting ownership to certain minority percentages of our common stock, without this restriction our various debentures outstanding at December 31, 2005, could be converted into 16,698,627 shares at the market price on December 31, 2005, which would dilute the interest of our current shareholders by over 10%.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The financial statements include portfolio investments at value of $14.2 million at December 31, 2005. At December 31, 2005, 100% of the Company's total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors' determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

DERIVATIVE FINANCIAL INSTRUMENTS

Certain of the Company's debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of SFAS No. 133. Under the provisions of this statement, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NOTES RELATING TO THE COMPANY'S OPERATIONS PRIOR TO FILING ELECTION TO BE REGULATED AS AN INVESTMENT COMPANY

Going Concern

Prior to converting to investment company accounting, the Company's financial statements for the three months ended March 31, 2005, were prepared assuming that the Company would continue as a going concern. The Company incurred a loss of $(829,450) during the three months ended March 31, 2005, at which time the Company had no cash, and current liabilities from continuing operations exceeded current assets by $2,197,380. Due to this financial condition, the Company's auditors had issued a going concern note as these matters raised substantial doubt as to the Company's then-current ability to fund operations. The Company continues to seek alternative and multiple sources of financing to address its moving forward cash needs.

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

                                                                  3/31/05
                                                               ------------
Dividend yield                                                         0
Expected volatility                                                   69%
Risk-free interest rate                                              4.1%
Expected life                                                    10 years

The following is a summary of the status of the options outstanding as of March 31, 2005:

                             Number of          Weighted Average
                              Shares            Exercise Price
                              ------            --------------

Outstanding at 1/1/2005         --                    $--

Granted ...............   13,250,000                  0.08
Exercised .............         --                     --
Forfeited .............         --                     --
                          ----------               -------

Outstanding at 3/31/05    13,250,000             $   0.08
                          ==========             =========

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

BUSINESS DEVELOPMENT COMPANY

The Company has elected to be treated as a business development company under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of the Company's business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities voting as a class.

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

The Company's investments in private companies are generally illiquid and subject to restrictions on resale. Private finance investments are generally structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company's equity at a pre-determined strike price, which is generally a nominal price for warrants or options in a private company. The annual stated interest rate is only one factor in pricing the investment relative to the Company's rights and priority in the portfolio company's capital structure, and will vary depending on many factors, including if the Company has received nominal cost equity or other components of investment return, such as loan origination fees or market discount. The stated interest rate may include some component of contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. At December 31, 2005, 100% of the Company's loans and debt securities had fixed interest rates.

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

The Company's largest investments at December 31, 2005, were in Veridium Corporation ("Veridium") (OTC Bulletin Board: VRDM), INSEQ Corporation ("INSEQ") (OTC Bulletin Board: INSQ), GreenWorks Corporation ("GreenWorks"), Sterling Planet, Inc. ("Sterling Planet"), and Ovation Products Corporation ("Ovation"), accounting for 27.2%, 21.4%, 20.5%, 5.1% and 6.8% respectively, of our total assets.

VERIDIUM CORPORATION

Veridium (OTC Bulletin Board: VRDM) is a publicly traded environmental management company. Veridium is currently implementing a restructuring plan which includes the cessation of operations of Veridium's industrial waste recycling facility and is planned to include the reorganization of its services business. Veridium expects that these initiatives will enhance operating results in the immediate term and enable Veridium to grow its business more effectively.

During the twelve months ended December 31, 2005, the Company purchased convertible debentures in Veridium totaling $996,387, earned $17,697 in interest income, and received no other related portfolio income from Veridium.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman, chief executive officer and president of Veridium Corporation. As the controlling shareholder of the Company, who is in turn the controlling shareholder of Veridium, Mr. Kreisler has unconditionally guaranteed certain of Veridium's debts with its creditors.

INSEQ CORPORATION

INSEQ (OTC Bulletin Board: INSQ) is a publicly traded corporation whose mission is to directly facilitate the efficient utilization of natural resources including metals, chemicals, fuels and plastics. INSEQ recently acquired Warnecke Design Services, Inc., a specialty metal manufacturer that comprised the majority of INSEQ's operations as of December 31, 2005. INSEQ is also subject to an agreement to acquire Independent Metal Sales, Inc.

During the nine months ended December 31, 2005, the Company earned $150,000 in management fees and $1,928 in interest income from INSEQ.

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

GREENWORKS CORPORATION

GreenWorks is an environmental engineering services company that intends to acquire and consolidate a series of qualified engineering services companies during 2005. GreenWorks provides consulting, technical and engineering services to alleviate the environmental problems of its clients. GreenWorks' clients include Fortune 100 and other industrial companies, commercial firms, engineering and construction contractors, law firms, utilities, real estate developers and government entities. GreenWorks is currently producing about $4.3 million in revenue per year and has a backlog of another $2 million in sales. GreenWorks intends to go public during 2006 in line with its completion of qualified acquisitions.

During the nine months ended December 31, 2005, earned $112,500 in management services fees receivable from GreenWorks. At December 31, 2005, $60,124 was due from GreenWorks.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of GreenWorks, and our president and chief financial officer, James Grainer, is also the chief financial officer of GreenWorks.

GREENSHIFT INDUSTRIAL DESIGN CORPORATION ("GIDC")

GreenShift Industrial Design Corporation ("GIDC") is a development stage company that focuses on the engineering and marketing of green innovations and processes that enhance manufacturing efficiencies, improve resource utilization and minimize waste. GIDC plans to deliver consumer oriented Natural Solutions(TM) based on an array of green technologies and applied engineering expertise that reduce waste at the source and make it easier for people and businesses to recycle and reuse resources. GIDC plans to initially focus on the acquisition, development and marketing of benchmark green technologies and products that accomplish the following key goals:

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

As of December 31, 2005, GIDC held the rights to the following technologies:

Tornado Generator(TM)

     Accelerates compressed air to supersonic speeds to instantly grind, flash desiccate and atomize solid and liquid wastes and other materials into micron sized powders. The Tornado Generator(TM) is robust and cost-efficient enough to process most conventional wastes at both centralized disposal facilities and decentralized point-sources. This technology is capable of direct implementation in manufacturing, mining, recycling and other industrial processes.

Ovation

     Purifier A fire-hydrant sized appliance that can generate 25 gallons of pure water per hour from a variety of dirty water input sources at a cost of approximately $0.004 per gallon, or about 1.2% of the cost of traditional distillation methods. Veridium believes that this purifier is the most efficient commercial distiller in the world, of any size. The water purifier is expected to be available in 2006 and to sell for a fraction of the price of commercial distillation systems.

CO2 BioReactor

     Patented process uses new strain iron-loving blue-green algae discovered thriving in a hot stream at Yellowstone National Park to reduce greenhouse gas emissions from fossil-fueled combustion processes such as power plants. The algae use the available carbon dioxide in hot exhaust and water to grow new algae, giving off pure oxygen and water vapor in the process. The organisms also absorb nitrogen oxide and sulfur dioxide. Once the algae grow to maturity, they fall to the bottom of the bioreactor and are harvested for conversion into ethanol and biodiesel fuels.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

4.       PORTFOLIO (CONTINUED)

DAF Sludge Recycling

     Reduces the volume of Dissolved Air Flotation sludge disposed by livestock and poultry facilities by 80% while recovering the majority of the animal fats contained in the sludge for cost-effective conversion into biodiesel fuel. This technology enables livestock and poultry processing facilities to dramatically reduce the volume of sludge they are shipping and disposing while creating a new revenue source for these facilities in the form of the refined fat extracted from the DAF sludge and converted into biodiesel fuels.

Corn Oil Recycling

     Dry mill ethanol producers convert starch from corn into ethanol, which is currently the most widely used biofuel in America. The by-product of this process contains the fat from the corn and exits the back of the production process. Veridium's patented technology economically recovers up to 75% of the fat from this by-product and converts it into pure corn oil which can either be sold as-is or for conversion into biodiesel.

Preferential Separation of Plastics

     Developed by Argonne National Laboratory under a contract with the U.S. Department of Energy. This technology cost-effectively preferentially separates and recovers targeted plastics from a mixed plastics stream which enhances the value of recycled plastics.

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

To achieve this small size, low cost and high efficiency, Ovation's products incorporate patented new implementations of a proven distillation process called vapor compression. Ovation has been granted 11 patents for its technology and system, and has filed for an additional 5 patents to date. Ovation's technology has been refined to the point where Ovation has been able to reduce energy loss by over 98% and distill water for about 1.2% of the cost of traditional home methods. Ovation believes that its Clean Water Appliance is the most efficient commercial distiller in the world, of any size.

Distillation is the "gold standard" for water purification in that it removes bacteria, viruses, heavy metals, suspended solids and almost all chemicals. It is the single most effective method for purifying water. Other processes such as ultra filtration and reverse osmosis do not produce perfect water quality, discharge several times more wastewater, degrade over time, and require replacement of filters and cartridges. Ovation's products provide a consistent high quality output and require no filter or cartridges.

GreenShift acquired 1,500,000 shares, or about 12%, of Ovation's outstanding stock for $1 million at an effective rate of $0.67 per share. Ovation recently filed to become publicly traded and expects to commence trading in the first quarter 2006. Our chairman and chief executive officer, Kevin Kreisler, is a board member of Ovation.

TORNADO TRASH CORPORATION  ("TTC")

TTC is a development stage company that the Company formed to deploy GIDC's innovative green technologies with the specific goal of minimizing and eliminating the practice of landfill disposal by converting trash into valuable metals, chemicals, plastics, fuels and energy. TTC will focus on centralized applications of its technologies at, for example, landfills and transfer stations, and decentralized applications of its technologies in new green appliances positioned to residential and commercial consumers. During the nine months ended December 31, 2005, the Company earned $12,500 in management fees payable from this portfolio company which fees remained outstanding as of December 31, 2005. Our chairman and chief executive officer, Kevin Kreisler, is the chairman of TTC.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

4.       PORTFOLIO (CONTINUED)

MEAN GREEN BIOFUELS CORPORATION

Mean Green is a development-stage company that the Company formed to finance, build and operate biofuels production and distribution infrastructure in the United States.

During the nine months ended December 31, 2005, the Company earned $12,500 in management fees payable from this portfolio company which fees remained outstanding as of December 31, 2005. Our chairman and chief executive officer, Kevin Kreisler, is the chairman of Mean Green.

ETHANOL OIL RECOVERY SYSTEMS, L.L.C.  ("EORS")

EORS, a green technology development company, is the inventor of a new patent-pending technology for the cost-effective conversion of corn oil into biodiesel fuels. EORS had previously intended to license its technologies to VeraSun Energy Corporation for the territory west of the Mississippi River and to Mean Green BioFuels Corporation, a GreenShift company, for the rest of the world. EORS executed a letter of intent with VeraSun during 2005 to acquire a 20% stake in VeraSun Energy's new biodiesel facility, which is slated for production in 2007. Under the terms of its agreement with EORS, GreenShift acquired a 10% stake in EORS for a commitment to provide a minimum of $1.2 million to a maximum of $2.5 million. As a limited liability company, EORS' taxable income will flow directly through to its members. This agreement was cancelled in December 2005 upon EORS' termination of its letter of intent with VeraSun and the restructuring of Mean Green BioFuels Corporation.

STERLING PLANET, INC.

Sterling Planet is the nation's leading retail renewable energy provider through the sourcing and sale of renewable energy certificates ("RECs"). RECs, or green tags, enable retail residential and non-residential consumers to purchase green, or environmentally friendly, energy through their existing utility and offset reliance on power generated from fossil fuel sources. RECs represent all of the positive environmental attributes of renewable power generation from sources such as solar, wind and organic bioenergy power and can be purchased and used by consumers regardless of whether or not their local utility has access to green power generation.

Founded in 2000, Sterling Planet was the first company to offer every U.S. home and business a way to reduce the environmental impact of regular electricity production. Now Sterling Planet leads the way in retail sales of renewable energy from the sun, wind, biomass, small hydro and other renewable technologies produced domestically while stimulating local economies and creating jobs. Sterling has sold over 2.33 billion kilowatt hours of renewable energy since its inception, representing enough energy to power 214,300 homes for a full year or taking over 283,000 cars off the roads which will offset 1,624,000 tons of carbon dioxide. Sterling is also the nation's leader in partnering with electric utilities and businesses to market or supply renewable energy. Currently,
Sterling has 26 utility partners nationwide in states such as Florida, Massachusetts, New York, Connecticut, New Jersey and Rhode Island. Sterling currently services an impressive array of clients including Alcoa, The Coca-Cola Company, DuPont, Delphi Corporation, Duke University, University of Utah, Nike, Pitney Bowes, U.S. Environmental Protection Agency, the U.S. General Services Administration, the Homeland Security Department, Western Area Power Administration, New York State Energy Research and Development Authority (NYSERDA), the U. S. Army, Staples, Whirlpool Corporation, the World Resources Institute and over 150 other environmentally friendly companies.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

4.       PORTFOLIO (CONTINUED)

STERLING PLANET, INC. (continued)

Under the terms of its agreement with Sterling, GreenShift purchased $750,000 in 8% convertible notes in Sterling, committed to purchasing $250,000 in additional convertible notes, and warrants to purchase up to an additional $500,000 of Sterling common stock upon Sterling's completion of a larger venture capital raise. During the nine months ended December 31, 2005, the Company earned $17,389 in interest income and received no other related portfolio income from Sterling.

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

Under the terms of its agreement with TerraPass, GreenShift purchased a 10% stake in TerraPass for $250,000 and warrants to acquire an additional 15% of TerraPass for another $250,000. As of December 31, 2005, $90,000 of the Company's investment payable relates to this investment.

AEROGEL COMPOSITE, INC.

ACI has patented nanotechnology for the preparation of aerogel composites for a wide variety of applications. Applications of ACI's Hyrogel(TM) carbon aerogel supported catalysts are planned to include hydrogen powered stationary and mobile PEM fuel cells, direct methanol fuel cells (DMFC) for portable electronic devices such as laptop computers and cell phones, and other metal oxide aerogel supported catalyst for catalytic converters for gasoline and diesel powered vehicles and other internal combustion engines.

Aerogels are solid-state substances similar to gels but where the liquid phase is replaced with gas. Aerogels have a highly dendritic tree-like structure and rank among the world's lowest density solids. They have a remarkably high surface area and are very porous and light. Their microstructure and physical properties can be manipulated at the nanometer scale by selection of raw material and modification of manufacturing conditions. Aerogel products can be engineered to exhibit desired thermal, acoustic, mechanical and/or chemical properties. Aerogel materials can be produced as monoliths, thin-films, powders, or micro-spheres to respond to given application requirements.

There are three major types of aerogels: inorganic, organic and carbon aerogels. Inorganic aerogels are obtained by supercritical drying of highly cross-linked hydrogels synthesized by polycondensation of metal alkoxides. Silica aerogels are the most well known inorganic aerogels. Organic aerogels are synthesized by supercritical drying of the gels obtained by the sol-gel polycondensation reaction of resorcinol with formaldehyde in aqueous solutions. Carbon aerogels are prepared by pyrolyzing organic aerogels in an inert atmosphere. Carbon aerogels are electrically conductive and have very high porosity of over 50%, with pore diameters ranging from 2 to 50 nanometers, and extremely high surface areas ranging between 400-1000 square meters per gram.

The unique nanostructure of the ACI carbon aerogel offers higher electrochemical surface areas, better mass transport, reduced or eliminated ionic contamination and price competitiveness. This translates into both lower cost and higher performance when applied to current membranes on the market. ACI's initial products are high performance electro-catalysts for fuel cells, non-electro-catalysts for emissions control, and aerogel materials for energy storage.

ACI's electro-catalyst products achieve equivalent catalytic performance at one half to one tenth the precious metal loading commonly achieved by current technology. These catalysts are the primary cost drivers in all of the markets ACI is addressing. ACI's technology directly addresses the cost of fuel cell systems by lowering the platinum cost in the membrane electrode assembly (MEA).

For example, ACI's Hyrogel(TM) Carbon Aerogel Supported Platinum Catalyst (CASPC) reduces the platinum requirements of hydrogen powered proton exchange membrane (PEM) fuel cells by over 90% from recently prevailing levels. Based on industry feedback, ACI believes that its electro-catalyst is the most efficient and most economical PEM electro-catalyst available today.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

4.       PORTFOLIO (CONTINUED)

ACI has also produced catalyst coated membrane (CCMs) or three piece membrane electrode assemblies ("MEAs") for PEM fuel cells, incorporating its proprietary Hyrogel(TM) electro-catalyst. These CCMs/MEAs have achieved a performance of one watt per square centimeter, requiring less than 0.1 milligram per square centimeter of platinum on the cathode. Based on industry data, ACI believes that this performance is unmatched.

Additionally, in catalytic emissions control systems, ACI's technology reduces precious metal loading and therefore cost. In 2003, the $4 billion market for emission control catalysts utilized $3.19 billion of platinum group metals. This market is expected to grow significantly due to increased regulation, stricter enforcement and rising demand for diesel automobiles in Europe and the U.S.

Other potential applications of ACI's platform technology include materials for ultra-capacitor electrodes, hydrogen and energy storage, catalyst for fuel reformers, specific gas sensors, biosensors, and desalination of water.

Under the terms of its agreement with ACI, GreenShift will purchase 25% of ACI's outstanding stock and receive certain commercial rights in return for GreenShift's investment and its provision of strategic business development and other services. Under its agreement, GreenShift has the option to acquire an additional 5% of ACI.

Our chairman and chief executive officer, Kevin Kreisler, is a board member of ACI.

ELECTRONIC SCRAP RECYCLING CORPORATION ("ESRC")

ESRC provides full service electronic waste ("e-waste") recycling, logistics and Certified Data Destruction services to public and private sector clients out of its 125,000 square foot facility in Elkhart, Indiana.

Under the terms of its agreement with ESRC, GreenShift agreed to acquire 80% of ESRC's outstanding stock and received certain commercial rights in return for
1.6 million shares of GreenShift common stock and GreenShift's provision of technology rights, strategic business development and other services.

In December 2005, GreenShift assigned its rights and obligations under this agreement to INSEQ Corporation. This transaction has not to date closed and ESRC is in default of its obligations under the relevant acquisition agreements.

AIR CYCLE CORPORATION

Air Cycle offers recycling services and transportation throughout North America to assist facilities in the proper disposal of lamps, ballasts, batteries, and computer hardware. Air Cycle's business model is based on growth through acquisitions, increased sales, and technology development.

Under the terms of its agreement with Air Cycle, GreenShift will purchase 30% of Air Cycle's outstanding stock and receive certain commercial rights in return for GreenShift's investment of about $265,000 and its provision of strategic business development and other services.

On December 21, 2005 INSEQ, another GreenShift company, acquired GreenShift's 30% stake in Air Cycle Corporation in return for 10% of INSEQ's fully diluted capital stock, which was executed by amending GreenShift's dilution protection agreement with INSEQ from 70% to 80%.

Our chairman and chief executive officer, Kevin Kreisler, is a board member of Air Cycle.

CORIOLIS ENERGY CORPORATION ("CEC")

CEC is a pre-revenue, research and development company with a focus on alternative energy resources. CEC is currently not operating. CEC's initial focus will be on the commercial development of new types of cost-effective and scalable green power generation. Our chairman and chief executive officer, Kevin Kreisler, is the chairman of CEC.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

4.       PORTFOLIO (CONTINUED)

HUGO INTERNATIONAL TELECOM, INC. ("HUGO")

Hugo is a shell company whose plan for 2006 is to complete one or more suitable acquisitions. On August 20, 2005, the Company acquired 300,000 shares of Hugo's Series B Preferred Stock for $300,000. These shares are convertible into Hugo common stock at the rate of $1.15 per share and have voting rights equal to 67% of the fully diluted capital stock of Hugo. Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of Hugo. As of December 31, 2005, the Company purchased 8% convertible debentures in Hugo totaling $187,995. During the year months ended December 31, 2005, the Company earned $3,787 in interest income and $150,000 in management service fees from Hugo.

TDS TELEMEDICINE, INC. ("TDS")

TDS (Pink Sheets: TDST) is a development stage public company whose plan is to complete one or more acquisitions of strategically compatible companies. Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of TDS. As of December 31, 2005, the Company purchased 8% convertible debentures in TDS totaling $182,187 and beneficially owns about 5% of TDS. During the nine months ended December 31, 2005, the Company earned $5,000 in interest income and management service fees of $106,250 from TDS. At December 31, 2005, TDS owed the company $5,000 in interest.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

5.       FINANCING ARRANGEMENTS

At December 31, 2005, the Company was subject to the following financing arrangements

                                                                      12/31/05
                                                                     ----------
Short-term borrowings ............................................   $   58,879

Current portion of convertible debentures:
   Candent Debenture, 5% convertible debentures, due December 2005    1,391,913
                                                                     ----------
     Total current portion of convertible debentures .............   $1,391,913

Convertible debt, net of current portion:
   Cornell Capital Partners, 5% convertible debenture ............    3,743,260
                                                                     ----------
     Total convertible debentures, net of current maturities .....   $3,743,260

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

SHORT TERM BORROWINGS:

The Company has a variable interest rate line of credit with Lakeland Bank (6.5% at December 31, 2004), which had an outstanding balance of $57,579 as of December 31, 2005, representing the entire line.

During 2005, GreenShift received $217,844 in non-interest bearing short term loans from Kevin Kreisler, the Company's chairman and chief executive officer, of which $144,804 were repaid during 2005. and the balance of $73,040 was contributed to equity.

CANDENT DEBENTURE

During the year ended December 31, 2005, Candent purchased $1,988,913 in 5% debentures and effected conversions against its amended and restated April 1, 2005 debenture totaling $575,000 into 20,311,636 shares of GreenShift common stock. As of December 31, 2005, the total amount due to Candent was $1,391,913, which amount is convertible into Company common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of the Company's common stock for the thirty days preceding conversion provided that the Company is not registered as a business development company under Section 54 of the Investment Company Act of 1940, as amended; and, provided further that in the event conversions are subsequently permissible the shareholder may not receive shares issuable upon any permissible conversion of any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of the Company's outstanding common stock, in which case the relevant number of conversion shares are held in escrow by the Company pending compliance with this limitation. The president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock of Candent is held in trust for the benefit of its president.

SERENITY DEBENTURE

During 2005, Serenity purchased a total of $1,073,444 in 5% convertible debentures from the Company. These debentures were converted in full into 22,309,918 shares of the Company's common stock during the year ended December 31, 2005. Serenity is owned by a relative of the Company's chairman.

In August 2005, GreenShift's chairman purchased 3,100,000 of these shares for about $295,000, which shares were then surrendered to GreenShift and retired.

CORNELL DEBENTURE

On April 1, 2005, the Company issued Cornell Capital Partners, LP ("Cornell") an amended and restated convertible debenture in the amount of $2,535,611. This debenture bears interest at 5%, matures on April 1, 2008, and was convertible into Company common stock, at Cornell's option at the lower of the Company's net asset value or the average of the three lowest closing market prices for GreenShift's common stock for the month preceding any such conversion. Based on the terms of the conversion option of the debentures, the Company determined that this conversion option required bifurcation and classification as a derivative liability under the provisions of SFAS 133.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

5.       FINANCING ARRANGEMENTS (CONTINUED)

CORNELL DEBENTURE (continued)

The conversion feature was measured at fair value based on the issuance date, with the corresponding discount on the debt amortized over the term of the debt instrument. The total discount and derivative liability recorded was $175,135, upon which interest expense for the amortization of the discount was $78,995 for the nine months ended December 31, 2005. The derivative liability recorded was marked to fair value for subsequent periods, resulting in expense for the change in fair value of the derivative liability of $265,679 for the year ended December 31, 2005.

During the year ended December 31, 2005, Cornell purchased an additional $2,040,000 in 5% debentures and effected conversions on the April 1, 2005 debenture totaling $735,611, for which Cornell received 16,027,055 shares of GreenShift's common stock, and which left a balance on the April 2005 Cornell debenture at December 31, 2005 of $1,703,260. As of December 31, 2005, the total amount due to Cornell was $3,743,260.

THE CORNELL DEBENTURE COULD INCREASE OUR OUTSTANDING SHARES BY OVER 10%

While Cornell is subject to restrictions on conversion of the Cornell Debenture limiting Cornell's ownership to 9.9% of our common stock, without this restriction the debenture could be converted into 16,698,627 shares at the market price on December 31, 2005. The issuance of these shares would dilute the interest of our current shareholders by over 10%. To satisfy its conversion obligations under the Debentures, the Company placed 5,000,000 shares of common stock into escrow for potential issuance to Cornell upon conversion of the Debentures.

The conversion features of the debentures issued by the Company prior to its election to be treated as a business development company were approved on April 11, 2005 by a vote of a Company shareholder holding the majority of the Company's voting power, Viridis Capital, a wholly owned affiliate of Kevin Kreisler, the Company's chairman and chief executive officer.

6.       SHAREHOLDERS' EQUITY

DEBENTURE CONVERSIONS

During the year ended December 31, 2005, Cornell converted a total of $735,611 in debt into 16,029,055 shares of the Company's common stock, Candent converted a total of $575,000 in debt into 20,311,636 shares of the Company's common stock, and Serenity converted a total of $1,073,444 in debt into 22,309,918 shares of the Company's common stock.

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

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

7.       RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH VIRIDIS CAPITAL, L.L.C.

On March 31, 2005, the Company acquired about 55% of the issued and outstanding capital stock of Veridium from Viridis Capital, L.L.C. ("Viridis"), an affiliate of Kevin Kreisler, the Company's chairman and chief executive officer, and 70% of the issued and outstanding capital stock of INSEQ from Incandent Capital, L.L.C. ("Incandent"), another affiliate of Kevin Kreisler, in return for 46.3 million shares of the Company's common stock, 1.0 million shares of the Company's Series B Preferred Stock, and the assumption by the Company of certain liabilities due to Cornell, CCS, Lakeland, Candent, Serenity, and Mr. Kreisler (collectively, the "Assumed Liabilities"). The Company common and preferred stock issued at closing were worth an aggregate of about $3.47 million and the Assumed Liabilities totaled about $2.98 million, for a total of about $6.54 million. The Veridium and INSEQ securities acquired from Viridis and Incandent were collectively worth about $7.37 million as of April 1, 2005. For reasons mostly involving administrative efficiency, the consideration the Company paid for both the Veridium and INSEQ securities were paid to just Viridis as opposed to both Viridis and Incandent on a pro rated basis. The Company's Series B Preferred Stock was issued to Viridis in this transaction is convertible on December 31, 2006 into the lesser of 50 million shares of common stock or that number of shares of commons stock which, when added to Viridis' other holdings in the Company, are equal to 80% of the outstanding common stock on that date.

On August 22, 2005, Viridis Capital, LLC, ("Viridis") and the Company entered into an agreement pursuant to which Viridis agreed to surrender its 47,440,678 shares of common stock in the Company and eliminate its 80% dilution protection in return for the Company's agreement to amend its Series B preferred stock (originally issued on March 31, 2005) to provide for a fixed face value equal to 80% of GreenShift's Net Asset Value ("NAV") upon closing, voting rights and preferences on dividend payments that are fixed at 80% until conversion, and the right to convert the amended preferred stock into the Company's common stock at a rate equal to the Company's NAV per share upon closing.

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

DEBENTURE CONVERSIONS

During the year ended December 31, 2005, Candent converted a total of $575,000 in debt into 20,311,636 shares of the Company's common stock, and Serenity converted a total of $973,444 in debt into 22,309,918 shares of the Company's common stock. The president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock of Candent is held in trust for the benefit of its president. Serenity is owned by a relative of the Company's chairman.

TRANSACTIONS WITH OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER

During 2005, GreenShift received $217,844 in non-interest bearing short term loans from Kevin Kreisler, the Company's chairman and chief executive officer, of which $144,804 were repaid during 2005 and 73,040 contributed to equity by Mr. Kreisler as of December 31, 2005

TRANSACTIONS WITH OUR PRESIDENT AND CHIEF FINANCIAL OFFICER

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

In general, GreenShift's management services agreements provide that GreenShift will be paid a quarterly management fee for services provided and earned throughout the quarter. Consistent with these agreements, GreenShift recognizes management fee income on a quarterly basis. A limited number of agreements provide that GreenShift will have earned its fee at the time it has entered into an agreement to provide certain designated management services. The related entities that are a party to these agreements may be very early stage companies or companies that are going through various stages of financial restructuring. Accordingly some of these entities may not have adequate financial resources to fulfill their payment obligations under the agreement. If any of these related entities cannot fulfill their payment obligations this would result in the reduction of management fee income previously recognized by GreenShift.

The entities that are currently a party to a management services agreement are the following: INSEQ Corporation, GreenWorks Corporation, GreenShift Industrial Design Corporation, Tornado Trash Corporation, Mean Green BioFuels Corporation, Hugo International Telecom, Inc., and TDS (Telemedicine), Inc.

As of December 31, 2005 the amount owed to GreenShift by related entities for the providing of management services and financing was $691,706.

8.       SUBSEQUENT EVENTS

TRANSACTIONS WITH CORNELL CAPITAL PARTNERS, LP

On February 7, 2006, Cornell purchased an additional $3,050,369 in 5% debentures due on February 7, 2008 and committed to purchase an additional $1,900,000 in debentures on or before April 15, 2006. This debenture is convertible into GreenShift's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GreenShift's common stock for the thirty days preceding conversion provided that GreenShift is not registered as a business development company under Section 54 of the Investment Company Act of 1940, as amended; and, provided further that the shareholder may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GreenShift's outstanding common stock, in which case the relevant number of conversion shares are held in escrow by the Company pending compliance with this limitation.

As of March 31, 2006, Cornell effected conversions on the April 1, 2005 debenture totaling $2,535,611, plus an additional $102,148 in accrued interest, for which Cornell received a total of 37,495,598 shares of GreenShift's common stock. As of March 31, 2006, the total principal amount due to Cornell was $5,090,369.

TRANSACTIONS WITH CANDENT CORPORATION

On March 31, 2006, the Company issued an amended and restated debenture to Candent in consideration for Candent's purchase of $1,430,000 in additional debentures. The amended and restated March 31, 2006 Candent Debenture has a total principal balance of $2,821,913, bears interest at 5% and is due December 31, 2006. This debenture is convertible into the Company's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GreenShift's common stock for the thirty days preceding conversion provided that GreenShift is not registered as a business development company under Section 54 of the Investment Company Act of 1940, as amended; and, provided further that the shareholder may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GreenShift's outstanding common stock, in which case the relevant number of conversion shares are held in escrow by the Company pending compliance with this limitation.

TRANSACTIONS WITH VIRIDIS CAPITAL, L.L.C.

On August 22, 2005, Viridis Capital, LLC, ("Viridis") and the Company entered into an agreement pursuant to which Viridis agreed to surrender its 47,440,678 shares of common stock in the Company and eliminate its 80% dilution protection in return for the Company's agreement to amend its Series B preferred stock (originally issued on

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

8.       SUBSEQUENT EVENTS (CONTINUED)



March 31, 2005) to provide for a fixed face value equal to 80% of GreenShift's Net Asset Value ("NAV") upon closing, voting rights and preferences on dividend payments that are fixed at 80% until conversion, and the right to convert the amended preferred stock into the Company's common stock at a rate equal to the Company's NAV per share upon closing.

On February 15, 2006 GreenShift filed a Certificate of Designation creating a class of 1,000,000 shares of Series C Preferred Stock. The holder of each share of Series C Preferred Stock is entitled to cast 257 votes at any shareholders meeting. In the event that the Board of Directors declares a dividend, the holder of each share of Series C Preferred Stock will receive a dividend equal to that paid to the holder of 257 shares of common stock. In the event of a liquidation of GreenShift, the holder of a share of Series C Preferred Stock will receive $.001 and have no further participation in the liquidation. The holder of a share of Series C Preferred Stock may convert it into 257 shares of common stock, but only if, at the time of the conversion, GreenShift is not registered with the SEC as a Business Development Company.

On February 15, 2006 GreenShift Interim Corp. surrendered all of its 1,000,000 shares of Series B Preferred Stock. In exchange, GreenShift issued to GreenShift Interim Corp all 1,000,000 authorized shares of Series C Preferred Stock. Kevin Kreisler, GreenShift's Chief Executive Officer, is the sole owner of Viridis Capital, LLC, which owns all the equity in GreenShift Interim Corp.

On February 17, 2006 GreenShift Interim Corp. also surrendered to GreenShift all of the 47,440,678 shares of GreenShift common stock in its name. These shares were subsequently retired.

INVESTMENT TRANSACTIONS

On January 22, 2006, Veridium Corporation ("VRDM") acquired 100% of the stock of GreenShift Industrial Design Corporation ("GIDC") and Tornado Trash Corporation ("TTC") from GreenShift Corporation ("GreenShift") in return for 10% of the Company's fully diluted capital stock, which was paid by way of amending the Company's Series C Preferred Stock to provide for conversion rights into 35% of the Company's fully diluted capital stock instead of 25%.

During the first quarter 2006, General Ultrasonics Corporation (f/k/a Coriolis Energy Corporation), a subsidiary of GreenShift, acquired the majority of the H2 Energy Solutions, Inc. ("HES") and certain patents and related intellectual property rights pertaining to the use of ultrasonic energies to enhance certain physical and chemical reactions in return for about 25% of the equity of General Ultrasonics.

In March 2006, General Ultrasonics acquired 500,000 shares of General Hydrogen Corporation common stock and 500,000 warrants exercisable into General Hydrogen common stock for $500,000. General Hydrogen is a leader in battery replacement technology for electric forklifts, industrial vehicles and other off-road equipment.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE
None.

ITEM 8A.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial and accounting officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. GreenShift's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to GreenShift required to be included in GreenShift's periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

None.

                                    PART III

ITEM 9.  DIRCTORS AND EXECUTIVE OFFICERS

Name                      Age      Position
--------------------------------------------------------------------------------
Kevin Kreisler               33  Chairman of the Board of Directors
                                   and Chief Executive Officer
James Grainer                51  President and Chief Financial Officer
Kurt Gordon                  38  Director
David Winsness               37  Director

Kevin Kreisler, Chairman and Chief Executive Officer. Mr. Kreisler is a serial entrepreneur with over fifteen years of diversified business experience specifically including the operation of publicly-traded companies. Mr. Kreisler is currently the Chairman of the Board and Chief Executive Officer of the Company, and he serves as Chairman of the Board of Veridium Corporation, GreenWorks Engineering Corporation, and Incode Corporation. Mr. Kreisler founded GreenShift initially as vehicle to support the growth and development of Veridium, an environmental services company that specializes in the recycling and reuse of industrial waste. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey. Kevin's initial term on our board of directors expires on March 31, 2006.

Jim Grainer, President and Chief Financial Officer. Mr. Grainer has made his career in the fields of investment banking and financial management and accounting. Since June 2004, Mr. Grainer has served as the President and Chief Financial Officer of the Company. From 2003 until June 2004, Mr. Grainer was the Chief Financial Officer of Polo Linen, where he was responsible their financial management and was involved in all aspects of strategic management. From 2001 until 2003, Mr. Grainer was the Managing Director of Investment Banking and Head of the Investment Banking Group at Zanett Securities, a merchant banking firm located in New York City. From 1992 until 2001 Mr. Grainer was a Managing Director in the Investment Banking Group at Prudential Securities, where he served as a member of the Management Committee for the Prudential Securities Private Equity Fund and held other financial management positions. Prior to joining Prudential Securities, Mr. Grainer was employed as a Senior Manager by Deloitte & Touche, where he was actively involved in managing all aspects of Deloitte's tax practice. Mr. Grainer is licensed as a certified public accountant in the State of New York.

Kurt Gordon, Board Member. Kurt is currently the chief financial officer of Mobilepro Corp. (OTC Bulletin Board: MOBL), a wireless technology and broadband communications company. Kurt was previously chief financial officer of TARGUS Information Corporation, which has pioneered the development of real time intelligence providing businesses access to information about businesses and consumers who contact them by telephone, Internet and wireless devices. Gordon was a key contributor during the largest revenue and employee growth phase of TARGUS' history. He has over 14 years of experience in finance and operations with special focus on growing entrepreneurial environments. He previously served as a public accountant and consultant in the Entrepreneurial Services group of Ernst & Young. Kurt Gordon received his undergraduate degree in accounting and information systems from Virginia Tech and is a certified public accountant
(CPA). Kurt's initial term on our board expires on December 31, 2005.

David Winsness, Board Member. David is the chief executive officer of Veridium Industrial Design Corporation ("VIDC"), a GreenShift portfolio company. David is also a co-inventor of a new patent-pending technology for the cost-effective conversion of corn oil into biodiesel fuels. This breakthrough technology allows ethanol producers to increase profitability by 15 to 40%. These increases in profit margins strengthen our country's ability to produce greater volumes of clean burning renewable fuels while reducing our dependence on foreign oil. Wisness has several additional pending patents in the renewable fuels arena and each will be introduced to the market during 2005 and 2006. Mr. Winsness is a graduate of Clemson University (B.S., Mechanical Engineering 1991).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2005, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

The following table sets forth compensation information for our officers during the years indicated.

Name and Principal Position                 Annual Compensation              Long-term Compensation        All Other
                                                                                                        Compensation
---------------------------------------------------------------------------------------------------------------------
                  Year Salary Bonus Other Securities Underlying
                                                                            Options Granted (shares)
---------------------------------------------------------------------------------------------------------------------
Kevin Kreisler                     2005       $0         $0         $0                 $0                   $0
Chairman &                         2004       $0         $0         $0                 $0                   $0
Chief Executive Officer            2003       $0         $0         $0                 $0                   $0

James Grainer                      2005     $39,000      $0      $189,000              $0                   $0
President &                        2004     $11,000      $0         (1)                $0                   $0
Chief Financial Officer            2003       $0         $0         $0                 $0                   $0

(1)  Paid pursuant to a consulting agreement between the Company and Mr. Grainer.

Option Grants in Last Fiscal Year to Named Executive Officers. The named executive officers of the Company do not hold any option to purchase shares of the Company's common stock.

EMPLOYMENT AGREEMENTS

Mr. Kreisler is party to an employment agreement with the Company but does not currently take any compensation under this agreement. Mr. Grainer is party to an employment agreement with the Company that provides for an annual salary of $150,000.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for out-of-pocket expenses incurred on our behalf, but receive no additional compensation for service as directors.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the "beneficial ownership" of our Common Stock as of April 16, 2006 by each of our directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding common stock. This information is based upon information received from or on behalf of the named individuals. SEC Rule 13d-3 under the Securities Exchange Act of 1934 defines "beneficial ownership" to mean the right to vote or exercise investment power, or to share in the right to vote or exercise investment power, with respect to the specified securities, whether or not the specified person has any economic interest in the specified securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. The percentage ownership is based on 113,128,762 shares of common stock and 1,000,000 shares of Series C Preferred Stock issued and outstanding as of April 16, 2006.

      Name and Address of Beneficial Owner (1)          Amount and Nature of Beneficial  Percent and Class of Stock
                                                                              Ownership
--------------------------------------------------------------------------------------------------------------------
Kevin Kreisler (2)                                                           1,000,000   100% of Series C Preferred

James Grainer                                                                1,350,000              1% Common Stock

All officers and directors as a group (4 persons)                            1,350,000              1% Common Stock
                                                                             1,000,000      100% Series B Preferred

1. Except as noted, the address of all shareholders is c/o GreenShift Corporation, 535 West 34th Street, Suite 203, New York, NY 10001.

2. Represents shares owned of record by Viridis Capital, LLC, of which Mr. Kreisler is the sole owner.

As of December 31, 2005, Mr. Kreisler controls the Company based on his sole ownership of Viridis Capital, LLC, which held 80% of our voting stock as of December 31, 2005, and currently holds 70% of our voting stock.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



TRANSACTIONS WITH VIRIDIS CAPITAL, L.L.C.

On March 31, 2005, the Company acquired about 55% of the issued and outstanding capital stock of Veridium from Viridis Capital, L.L.C. ("Viridis"), an affiliate of Kevin Kreisler, the Company's chairman and chief executive officer, and 70% of the issued and outstanding capital stock of INSEQ from Incandent Capital, L.L.C. ("Incandent"), another affiliate of Kevin Kreisler, in return for 46.3 million shares of the Company's common stock, 1.0 million shares of the Company's Series B Preferred Stock, and the assumption by the Company of certain liabilities due to Cornell, CCS, Lakeland, Candent, Serenity, and Mr. Kreisler (collectively, the "Assumed Liabilities"). The Company common and preferred stock issued at closing were worth an aggregate of about $3.47 million and the Assumed Liabilities totaled about $2.98 million, for a total of about $6.54 million. The Veridium and INSEQ securities acquired from Viridis and Incandent were collectively worth about $7.37 million as of April 1, 2005. For reasons mostly involving administrative efficiency, the consideration the Company paid for both the Veridium and INSEQ securities were paid to just Viridis as opposed to both Viridis and Incandent on a pro rated basis. The Company's Series B Preferred Stock was issued to Viridis in this transaction is convertible on December 31, 2006 into the lesser of 50 million shares of common stock or that number of shares of commons stock which, when added to Viridis' other holdings in the Company, are equal to 80% of the outstanding common stock on that date.

On August 22, 2005, Viridis Capital, LLC, ("Viridis") and the Company entered into an agreement pursuant to which Viridis agreed to surrender its 47,440,678 shares of common stock in the Company and eliminate its 80% dilution protection in return for the Company's agreement to amend its Series B preferred stock (originally issued on March 31, 2005) to provide for a fixed face value equal to 80% of GreenShift's Net Asset Value ("NAV") upon closing, voting rights and preferences on dividend payments that are fixed at 80% until conversion, and the right to convert the amended preferred stock into the Company's common stock at a rate equal to the Company's NAV per share upon closing.

On February 15, 2006 GreenShift filed a Certificate of Designation creating a class of 1,000,000 shares of Series C Preferred Stock. The holder of each share of Series C Preferred Stock is entitled to cast 257 votes at any shareholders meeting. In the event that the Board of Directors declares a dividend, the holder of each share of Series C Preferred Stock will receive a dividend equal to that paid to the holder of 257 shares of common stock. In the event of a liquidation of GreenShift, the holder of a share of Series C Preferred Stock will receive $.001 and have no further participation in the liquidation. The holder of a share of Series C Preferred Stock may convert it into 257 shares of common stock, but only if, at the time of the conversion, GreenShift is not registered with the SEC as a Business Development Company.

On February 15, 2006 GreenShift Interim Corp. surrendered all of its 1,000,000 shares of Series B Preferred Stock. In exchange, GreenShift issued to GreenShift Interim Corp all 1,000,000 authorized shares of Series C Preferred Stock. Kevin Kreisler, GreenShift's Chief Executive Officer, is the sole owner of Viridis Capital, LLC, which owns all the equity in GreenShift Interim Corp.

On February 17, 2006 GreenShift Interim Corp. also surrendered to GreenShift all of the 47,440,678 shares of GreenShift common stock in its name. These shares were subsequently retired.

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

DEBENTURE CONVERSIONS

During the year ended December 31, 2005, Candent converted a total of $575,000 in debt into 20,311,636 shares of the Company's common stock, and Serenity converted a total of $973,444 in debt into 22,309,918 shares of the Company's common stock. The president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock of Candent is held in trust for the benefit of its president. Serenity is owned by a relative of the Company's chairman.

TRANSACTIONS WITH OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER

During 2005, GreenShift received $217,844 in non-interest bearing short term loans from Kevin Kreisler, the Company's chairman and chief executive officer, of which $144,804 were repaid during 2005 and 73,040 contributed to equity by Mr. Kreisler as of December 31, 2005

TRANSACTIONS WITH OUR PRESIDENT AND CHIEF FINANCIAL OFFICER

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

In general, GreenShift's management services agreements provide that GreenShift will be paid a quarterly management fee for services provided and earned throughout the quarter. Consistent with these agreements, GreenShift recognizes management fee income on a quarterly basis. A limited number of agreements provide that GreenShift will have earned its fee at the time it has entered into an agreement to provide certain designated management services. The related entities that are a party to these agreements may be very early stage companies or companies that are going through various stages of financial restructuring. Accordingly some of these entities may not have adequate financial resources to fulfill their payment obligations under the agreement. If any of these related entities cannot fulfill their payment obligations this would result in the reduction of management fee income previously recognized by GreenShift.

The entities that are currently a party to a management services agreement are the following: INSEQ Corporation, GreenWorks Corporation, GreenShift Industrial Design Corporation, Tornado Trash Corporation, Mean Green BioFuels Corporation, Hugo International Telecom, Inc., and TDS (Telemedicine), Inc.

As of December 31, 2005 the amount owed to GreenShift by related entities for the providing of management services and financing was $691,706.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8K

The following are exhibits filed as part of the Company's Form 10KSB for the year ended December 31, 2005:

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

3-d Certificate of Amendment of Certificate of Incorporation filed on May 16, 2005 and incorporated herein by reference.

31.1 Certification    of   Chief    Executive    Officer    pursuant   to   Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002.

31.1 Certification of President and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

1) Current.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rosenberg Rich Baker Berman & Company, P.A. was retained by GreenWorks as its independent accountant on November 17, 2004. Prior to that date, Rosenberg Rich Baker Berman & Company had served as auditor of ESI-NJ and GreenWorks Engineering Corp.

Audit Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $ 17,000 to-date to the Company for professional services rendered for the audit of our 2005 financial statements and review of the financial statements included in our 2005 10-QSB filings.

Audit-Related Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2005 for assurance and related services that are reasonably related to the performance of the 2004 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $2,000 to the Company in 2005 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $10,000 to the Company in 2005 for services not described above.

It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Audit Committee.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated. GREENSHIFT CORPORATION

By:             /S/      KEVIN KREISLER
                -----------------------
                         KEVIN KREISLER
                         Chairman and Chief Executive Officer
Date:                    April 16, 2006

                /S/      JAMES GRAINER
                ----------------------
By:                      JAMES GRAINER
                         President and Chief Financial Officer
Date:                    April 16, 2006