Form 10QSB
period 2006-03-31
GREENSHIFT CORP
filed 2006-05-22
CIK 1102414

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                          _________________________

                                 FORM 10-QSB
                          _________________________


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED MARCH 31, 2006

                        COMMISSION FILE NO.: 0-28887


                            GREENSHIFT CORPORATION
            ______________________________________________________
            (Exact name of registrant as specified in its charter)


          Delaware                                        22-3328734
    ____________________________________________________________________
     (State of other jurisdiction of                 (IRS Employer
      incorporation or organization                   Identification No.)

        535 West 34th Street, Suite 203, New York, NY       10001
    ____________________________________________________________________
       (Address of principal executive offices)           (Zip Code)


                                (646) 792-2634
              __________________________________________________
              (Registrant's telephone number including area code)

Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The number of outstanding shares of common stock as of May 19, 2006 was:
107,138,707.

Transitional Small Business Disclosure Format:  Yes  [ ]    No  [X].

                         QUARTERLY REPORT ON FORM 10QSB
                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2006
                              TABLE OF CONTENTS

                                                               Page No
Part I	Financial Information
Item 1. Financial Statements......................................3

	After Filing Election to be Regulated as an Investment
         Company Balance Sheet as of March 31, 2006 (Unaudited)...4

	Statement of Operations (Unaudited):
         Three Months Ended March 31, 2006........................5

	Statement of Changes in Net Assets (Unaudited):
         Three Months Ended March 31, 2006....................... 6

	Statement of Cash Flows (Unaudited):
         Three Months Ended March 31, 2006....................... 7

	Statement of Investments (Unaudited):
         As of Three Months Ended March 31, 2006................. 8

	Prior to Filing Election to be Regulated as an Investment
         Company
         Consolidated Balance Sheet as of March 31, 2005
          (Unaudited) ............................................9

         Consolidated Statement of Operations (Unaudited) -
          Three Months Ended March 31, 2005......................10

         Consolidated Statement of Cash Flows (Unaudited) -
          For the Three Months Ended March 31, 2005..............11

         Notes to Unaudited Consolidated Financial Statements....12

Item 2.	Management's Discussion and Analysis or Plan of
         Operation...............................................29

Item 3. Controls and Procedures .................................43

Part II	Other Information

Item 1. Legal Proceedings........................................44

Item 2.	Changes in Securities and Small Business Issuer
         Purchases of Equity Securities..........................44

Item 3. Defaults Upon Senior Securities .........................44

Item 4. Submission of Matters to a Vote of Security Holders......44

Item 5. Other Information........................................44

Item 6. Exhibits and Reports on Form 8K..........................44

Signatures                                                       45

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

  GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                                BALANCE SHEET
                            AS OF MARCH 31, 2006
                                (UNAUDITED)
                                                             3/31/06
                                                           -----------
                                                           (unaudited)
ASSETS
 Portfolio at value:
  Companies more than 25% owned (cost: $9,900,428)        $  11,754,632
  Companies 5% to 25% owned (cost: $1,250,430)                1,250,430
  Companies less than 5% owned (cost: $603,000)                 747,250
  Notes Receivable (cost: $4,088,867)                         4,088,867
                                                            -----------
 Total portfolio at value (cost: $15,842,725)                17,841,179

 Accrued interest, dividends and fees receivable                180,302
 Other assets                                                   138,911
 Deferred financing fees                                        353,802
 Cash and cash equivalents                                      322,474
                                                            -----------
 Total assets                                             $  18,836,668
                                                            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
  Notes payable and debentures (maturing within one
   year: $2,266,294)                                      $   7,356,663
  Accounts payable and other liabilities                        425,950
                                                            -----------
 Total liabilities                                            7,782,613

Shareholders' equity:
 Series C preferred stock, $0.001 par value:
  1,000,000 shares authorized and outstanding                     1,000
 Common stock, $0.001 par value, 200,000,000 authorized;
  107,703,395 shares issued and outstanding                     107,703
 Additional paid in capital                                  10,434,876
 Net unrealized appreciation on portfolio                     1,998,454
 Cumulative deficit                                            (887,033)
 Cumulative effect of conversion to BDC                         717,000
 Retained deficit from operations prior to conversion
  to BDC                                                     (1,317,945)
                                                            -----------
 Total shareholders' equity                                  11,054,055
                                                            -----------
 Total liabilities and stockholders' equity                $ 18,836,668
                                                            ===========
 Net asset value per common share                          $        .10
                                                            ===========

The notes to the financial statements are an integral part of these statements.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                             STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2006


                                                          For The Three Months
                                                          Ended March 31, 2006
                                                          --------------------
                                                               (unaudited)
Interest and related portfolio income:
 Interest and dividends:
  Companies more than 25% owned                              $    42,024
  Companies 5% to 25% owned                                       20,155
  Companies less than 5% owned                                     3,889
                                                              ----------
 Total interest and dividends                                     66,068

Fees and other income:
 Companies more than 25% owned                                        --
 Companies 5% to 25% owned                                            --
 Companies less than 5% owned                                         --
                                                              ----------
 Total fees and other income                                          --
                                                              ----------
 Total interest and related portfolio income                 $    66,068
                                                              ==========
Operating Expenses:
 Interest                                                        224,682
 Employee                                                        202,742
 Administrative                                                  363,909
 Change in fair market value of derivatives                     (441,414)
                                                              ----------
 Total expenses                                                  349,919
                                                              ----------
Net investment (loss) before income taxes                       (283,851)

Income tax expense (benefit)                                          --
                                                              ----------
Net investment (loss)                                        $  (283,851)
                                                              ==========
Net realized and unrealized gains:
 Net unrealized gains (losses):
  Companies more than 25% owned                              $   165,631
  Companies 5% to 25% owned                                           --
  Companies less than 5% owned                                        --
                                                              ----------
 Total net unrealized gains                                      165,631
Net change in unrealized appreciation                            165,631
                                                              ----------
Total net gains                                              $   165,631
                                                              ==========
Net decrease in net assets resulting from operations         $  (118,220)
                                                              ==========

Basic and diluted earnings per common share                  $      0.00
                                                              ==========

Weighted average common shares outstanding                   108,785,938

The notes to the financial statements are an integral part of these statements.

    GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                       STATEMENT OF CHANGES IN NET ASSETS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                  (UNAUDITED)


                                                          For The Three Months
                                                          Ended March 31, 2006
                                                          --------------------
                                                               (unaudited)

Operations:
 Net investment income (loss)                                $  (283,851)
 Net realized gains                                                   --
 Net change in unrealized appreciation or depreciation           165,631
 Cumulative effect of conversion to BDC                               --
                                                              ----------
 Net decrease in net assets resulting from operations           (118,220)

Shareholder distributions:
 Common stock dividends                                               --
 Preferred stock dividends                                            --
                                                              ----------
Net decrease in net assets resulting from shareholder
 distributions                                                        --

Capital share transactions:
 Issuance of common stock for portfolio investments              528,000
 Issuance of preferred stock for portfolio investments                --
 Issuance of common stock upon conversion of debt              2,192,016
 Sale of common stock                                            269,069
                                                              ----------
Net increase in net assets resulting from capital share
 transactions                                                  2,989,085

Total increase in net assets                                   2,870,865

Net assets at beginning of period                            $ 8,183,190

Net assets at end of period                                  $11,054,055

Net asset value per common share                             $      0.10

Common shares outstanding at end of period                   107,703,395






The notes to the financial statements are an integral part of these statements.

    GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                              STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

                                                          For The Three Months
                                                          Ended March 31, 2006
                                                          --------------------
                                                               (unaudited)
Cash flows from operating activities:
 Net decrease in net assets resulting from operations:       $  (118,220)
  Adjustments:
   Net unrealized gain on portfolio investments                 (165,631)
   (Gain)/loss on fair market value of derivative
    liabilities                                                 (441,414)
   Accretion of note discount                                     96,740
   Change in accrued interest and fees receivable                (57,346)
   Change in prepaid expenses and other assets                   (55,860)
   Change in accounts payable and accrued liabilities             41,645
   Change in investment payable                                 (260,000)
   Depreciation and amortization                                  91,354
                                                              ----------
 Net cash (used in) operating activities                        (868,732)
                                                              ----------
Cash flows from financing activities:
 Sale of common stock                                            269,090
 Borrowings under notes payable and debentures                 2,280,000
                                                              ----------
 Net cash provided by financing activities                     2,549,090
                                                              ----------
Cash flows from investing activities:
 Purchases of office equipment                                    (4,737)
 Investments funded                                           (1,481,313)
                                                              ----------
 Net cash (used in) investment activities                     (1,486,050)
                                                              ----------

Net increase in cash and cash equivalents                        194,308

Cash and cash equivalents at beginning of period                 128,166
                                                              ----------
Cash and cash equivalents at end of period                   $   322,474
                                                              ==========

Supplemental schedule of non-cash financing and
 investing activities:
 Issuance of common stock upon investment in portfolio
  company                                                    $   411,333
 Issuance of debentures in return for equity in portfolio
  company                                                        520,349
 Assumption of debentures upon investment in portfolio
  company                                                      1,150,369
 Issuance of common stock in satisfaction of investment
  payable                                                        116,667
 Issuance of common stock upon conversion of debentures and
  accrued interest                                             2,191,995


The notes to the financial statements are an integral part of these statements.

    GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                             STATEMENT OF INVESTMENTS
                               AS OF MARCH 31, 2006
                                    (UNAUDITED)

                                                                                          March 31, 2006 (unaudited)
Portfolio Company                                                                 -------------------------------------------
(Nature of Business)                 Investment                                    Principal        Cost         Value
-----------------------------------------------------------------------------------------------------------------------------

Veridium Corporation (1) (2)         Series D Preferred Stock (1,000,000 shares)   $        --   $  4,893,990  $4,503,469
New York, NY                         8% Convertible Debenture                        1,720,219      1,720,219   1,720,219
(Environmental Services)
_____________________________________________________________________________________________________________________________
INSEQ Corporation (1) (3)            Common Stock (3,000,000,000 shares)                    --        595,863     595,863
New York, NY                         Series A Preferred Stock (675,000 shares)              --        993,104   1,003,439
(Manufacturing & Distribution)       Series C Preferred Stock (400,000 shares)                      1,550,369   1,550,369
                                     8% Convertible Debenture                          254,368        254,368     254,368
_____________________________________________________________________________________________________________________________
GreenWorks Corporation (4)           Common Stock (1,500,000 shares)                        --        942,000   3,176,390
Mount Arlington, New Jersey          8% Convertible Debenture                           49,509         49,509      49,509
(Engineering Services)
_____________________________________________________________________________________________________________________________
Ovation Products Corporation (5)     Common Stock (1,500,000 shares)                        --      1,000,000   1,000,000
Nashua, New Hampshire
(Clean Water Technologies)
_____________________________________________________________________________________________________________________________
Mean Green BioFuels Corporation (5)  Common Stock (500,000 shares)                          --        176,435     176,435
New York, New York                   8% Convertible Debenture                           44,496         44,496      44,496
(BioFuels Production and Distribution)
_____________________________________________________________________________________________________________________________
Aerogel Composite, Inc. (6)          Common Stock (365 shares)                              --        436,667     436,667
Hartford, Connecticut
(Clean Energy & Emissions Technologies)
_____________________________________________________________________________________________________________________________
Sterling Planet, Inc. (7)            8% Convertible Debenture                        1,233,333      1,233,333   1,233,333
Norcross, Georgia
(Renewable Energy Sales)
_____________________________________________________________________________________________________________________________
TerraPass, Inc.  (7)                 Common Stock (68,717 membership units)                           250,430     250,430
Menlo Park, California
(Renewable Energy Sales)
_____________________________________________________________________________________________________________________________
General Ultrasonics Corporation (8)  Common Stock (1,000,000 shares)                        --            500         500
New York, New Jersey                 Series A Preferred Stock (1,000,000 shares)                          500         500
(Clean Energy Technologies)          8% Convertible Debenture                          365,691        365,691     365,691
_____________________________________________________________________________________________________________________________
Hugo International Telecom,
 Inc. (1)(9)                         Preferred Stock (300,000 shares)                       --        311,000     311,000
Mount Arlington, New Jersey          8% Convertible Debenture                          215,015        215,015     215,015
(Development Stage)
_____________________________________________________________________________________________________________________________
TDS (Telemedicine), Inc. (1) (10)    Common Stock (3,000,000 shares)                        --        103,000     247,250
Mount Arlington, New Jersey          8% Convertible Debenture                          206,236        206,236     206,236
(Development Stage)
_____________________________________________________________________________________________________________________________
General Hydrogen Corporation (11)    Common Stock (500,000 shares)                          --        500,000     500,000
Richmond, British Columbia, Canada
(Fuel Cell Technologies)
_____________________________________________________________________________________________________________________________


(1)  Denotes public company.
(2)  The value reported here is based on an independent third party assessment of Veridium's current enterprise value. Certain of the
     Company's holdings in Veridium are dilution protected at 25% of the fully diluted capital stock of Veridium until December 31, 2006, and include holdings that are price-protected in the aggregate amount of
     $2.5 million. After taking account for the application of these dilution and price-protections, the Company held about 70% of
     Veridium's fully diluted capital stock as of March 31, 2006.
(3)  The value reported here is based on an independent third party assessment of INSEQ's current enterprise value. The Company's common stock holdings in INSEQ are dilution protected until December 31,
     2006 at 80% of the fully diluted capital stock of INSEQ.
(4)  The value reported here is based on an independent third party assessment of GreenWorks' current enterprise value.
(5)  The Company holds about 12% of Ovation Products Corporation and 50%
     of Mean Green BioFuels Corporation.  The value for each of these companies is deemed to be equal to the Company's cost as of March 31, 2006.
(6)  The Company owns 30% of Aerogel.   The Company's investment is shown at
     cost.
(7) The Company's investments in Sterling Planet, Inc., and TerraPass, Inc., are shown at cost.
(8) General Ultrasonics Corporation is a pre-revenue subsidiary owned 70% by the Company, the value of which is deemed to be equal to the Company's cost as of March 31, 2006.
(9) The Company's holdings in Hugo International Telecom, Inc., are shown here at cost. The Company holds 300,000 shares of this portfolio company's Series B Preferred Stock, which shares include a coupon of 8% and voting rights that are fixed at 67% until conversion.
(10) The Company's holdings in TDS are shown here at cost and are price protected in this amount.
(11) The company holds about 3% of General Hydrogen Corporation.  The
     Company's investment is shown at cost.


The notes to the financial statements are an integral part of these statements.

    GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                         AS OF MARCH 31, 2005 (UNAUDITED)
         PRIOR TO FILING ELECTION TO BE REGULATED AS INVESTMENT COMPANY

                                                              3/31/05
                                                            (unaudited)
                                                            ------------
ASSETS:
Current assets:
 Cash                                                       $        --
 Accounts receivable, net                                       434,103
 Unbilled revenues                                              243,501
 Costs and earnings in excess of billings
  on uncompleted projects                                        72,026
 Deferred financing fees                                        108,333
 Prepaid expenses and other current assets                      141,717
 Assets to be disposed of                                       205,289
                                                             ----------
 Total current assets                                         1,204,969

Property and equipment, net                                     133,327

Other Assets:
 Security and other deposits                                     26,911
 Costs and earnings in excess of billings on
  uncompleted projects                                          239,675
 Deferred financing costs, net                                  171,528
 Property held for sale                                          59,298
                                                             ----------
 Total other assets                                             497,412
                                                             ----------
TOTAL ASSETS                                                $ 1,835,708
                                                             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                           $   841,832
 Accrued salary costs                                            54,743
 Accrued other                                                  774,275
 Payroll taxes payable                                          258,638
 Billings in excess of costs and earnings
  on uncompleted projects                                        26,493
 Line of credit                                               1,196,972
 Notes payable to non-affiliated parties                         57,262
 Installment loans payable                                       63,571
 Capital lease obligations                                       13,038
 Deferred revenues                                              115,525
 Liabilities to be disposed of                                  483,893
                                                             ----------
 Total current liabilities                                    3,886,242

Accrued employee benefits                                        47,838
Accrued other                                                    30,592
Billings in excess of costs and earnings
 on uncompleted projects                                         39,739
Convertible debenture                                           500,000
Notes payable - deferred financing                              250,000
Notes payable to non-affiliated parties                         214,494
Installment loans payable, net of current maturities              2,910
Capital lease obligations, net of current maturities             11,000
Deferred revenues                                               489,788
                                                             ----------
Total liabilities:                                            5,472,603
                                                             ----------
Stockholders' equity:
 Common stock $ 0.001 par value, authorized
  100,000,000 shares; 8,615,275 shares issued and
  outstanding                                                     8,615
 Additional paid-in capital                                   3,256,986
 Accumulated deficit                                         (6,902,496)
                                                             ----------
 Total stockholders' equity (impairment)                     (3,636,895)
                                                             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 1,835,708
                                                             ==========

The notes to the consolidated financial statements are an integral part of these statements.

  GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)
         PRIOR TO FILING ELECTION TO BE REGULATED AS INVESTMENT COMPANY


                                                               3/31/05
                                                            ------------
Revenues                                                    $   920,385
Cost of revenues                                                457,301
                                                             ----------
Gross profit                                                    463,084

Operating expenses:
 Selling, general and administrative expenses                   304,799
 Stock-based compensation                                       925,837
                                                             ----------
Total operating expenses                                      1,230,636
                                                             ----------
Operating loss                                                 (767,552)

Interest expense                                                (53,276)
Gain on sale of fixed assets                                         --
                                                             ----------
Loss from continuing operations                                (820,828)

Loss from discontinued operations                                (8,622)
                                                             ----------
Net loss                                                    $  (829,450)
                                                             ==========

Loss per common share from continuing operations            $     (0.17)
Loss per share form discontinued operations                 $     (0.01)
                                                             ----------
Total loss per common Net loss per common share, basic
 and diluted                                                $     (0.18)
                                                             ==========

Weighted average shares of common stock outstanding           4,778,727
                                                              =========

The notes to the consolidated financial statements are an integral part of these statements.

     GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
         PRIOR TO FILING ELECTION TO BE REGULATED AS INVESTMENT COMPANY


                                                               3/31/05
                                                             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss from continuing operations                        $  (820,828)

 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                  23,074
  Amortization of deferred financing  costs                      22,222
  Gain on sale or disposal of equipment                              --
  Equity issued in exchange for services rendered		918,015
  Change in provision for doubtful accounts                      19,732
 (Increase) Decrease in assets:
  Accounts receivable                                           (74,086)
  Unbilled revenues                                             (72,045)
  Prepaid expenses and other current assets                      43,261
  Cost and estimated earnings in excess of billings on
   uncompleted projects                                          (7,397)
  Security and other deposits                                       (50)
 Increase (decrease) in liabilities:
  Accounts payable, accrued and payroll taxes payable           170,529
  Billings in excess of costs and estimated earnings on
   uncompleted projects                                         (17,074)
  Deferred revenues                                              (9,775)
 Cash provided by (used in) continuing operations               195,578
 Loss from discontinued operations                               (8,622)
 (Increase) decrease in net assets of discontinued operations  (120,523)
 Cash (used in) provided by discontinued operations            (129,145)
                                                             ----------
 Net cash provided by (used in) operating activities             66,433
                                                             ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property & equipment                          --
                                                             ----------
 Net cash provided by (used in) investing activities                 --
                                                             ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Loans from stockholders                                             --
 Repayment of stockholder loans                                      --
 Loans from non-affiliated parties                                7,948
 Repayment of loans from non-affiliated parties                  (4,580)
 Repayment of installment loans and capital lease obligations   (69,801)
                                                             ----------
 Net cash (used in) provided by financing activities            (66,433)
                                                             ----------
Increase (decrease) in cash                                          --

Cash at beginning of period                                          --
                                                             ----------
Cash at end of period                                       $        --
                                                             ==========

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

  Portfolio Company                         Type of Business
--------------------------------------------------------------------------------
* Veridium Corporation (OTCBB: VRDM)....... Clean Technology & Environmental
                                            Services
* INSEQ Corporation (OTCBB: INSQ).......... Manufacturing & Commodities
                                            Distribution
* GreenWorks Corporation................... Engineering Services
* Ovation Products Corporation............. Clean Water Technologies
* Mean Green BioFuels Corporation.......... BioFuels Production and Distribution
* Sterling Planet, Inc..................... Renewable Energy Sales
* TerraPass, Inc........................... Renewable Energy Sales
* General Ultrasonics Corporation.......... Clean Energy Technologies
* General Hydrogen Corporation............. Fuel Cell Technologies & Products
* Hugo International Telecom, Inc.
  (Pink Sheets: HGOI)...................... Development Stage
* TDS (Telemedicine), Inc.
  (Pink Sheets: TDST)...................... Development Stage

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

BASIS OF PRESENTATION

Conversion to Investment Company Accounting

The results of operations for 2005 are divided into two periods. The period from January 1, 2005 through March 31, 2005 reflects the Company's results prior to commencing operations as a regulated BDC under the 1940 Act. The period subsequent to March 31, 2005 reflects the Company's results of operations as a BDC. Accounting principles used in the preparation of the financial statements beginning April 1, 2005 are different from those used for prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable, and are presented separately herein. The primary differences in accounting principles are due to the requirements of the 1940 Investment Company Act and Regulation S-X.
The Company filed an election to become regulated as a BDC under the 1940
Act on April 1, 2005. The controlling sections of the 1940 Act and the relevant accounting sections of Regulation S-X require that (1) a BDC may not consolidate the operations of its portfolio companies with operations of the BDC and (2) a BDC must provide to its investors the cost basis, fair market value, and the net realized gain or loss and or the net unrealized gain or loss of each of its portfolio investments on a quarterly basis. Accordingly, to comply with the various BDC requirements, the Company, and its wholly owned subsidiary, GreenWorks Corporation (f/k/a GreenWorks Engineering Corporation, and its wholly owned subsidiary, Enviro-Sciences
(of Delaware), Inc., which had previously reported consolidated financial statements made the appropriate adjustments to deconsolidate assets, liabilities and operations that had previously been reported on a consolidated basis.

    GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The condensed interim financial statements included herein, prepared by the Company for the three months ended March 31, 2005 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and Article 10 of Regulation S-X. In the opinion of management, these financial statements include all adjustments which, except as described elsewhere herein, are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

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

VALUATION OF PORTFOLIO INVESTMENTS

The Company has retained the services of an independent third party valuation company, Business Valuation Center of Reston, Virginia ("BVC"), to provide an assessment of the fair market value of the Company's investments. The Company's financial statements for the three months ended March 31, 2006 have been prepared in connection with BVC's conclusions as of December 31, 2005, and have been adjusted by the Company for any significant changes subsequent to December 31, 2005. BVC's conclusions were based on a variety of conventionally accepted valuation methods.

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

GOING CONCERN

The Company's financial statements for the three months ended March 31, 2006, were prepared assuming that the Company would continue as a going concern. At March 31, 2006, the Company had $322,474 in cash and total liabilities of $7,782,613. Due to this financial condition, the Company's auditors had issued a going concern note as these matters raised substantial doubt as to the Company's then-current ability to fund operations. The Company continues to seek alternative and multiple sources of financing to address its moving forward cash needs.

STOCK COMPENSATION PLANS

The Company has a stock-based employee compensation plan pursuant to which no stock or options were issued during the three months ended March 31, 2006. The Company accounts for this plan under the recognition and measurement principles of FASB Statement No. 123R, Accounting for Share-Based Payments, and related interpretations. In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (the "Statement"), which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The Statement expresses no preference for a type of valuation model and was originally effective for most public companies' interim or annual periods beginning after June 15, 2005. In
April 2005, the Securities and Exchange Commission issued a rule deferring the effective date to January 1, 2006, for most companies. The scope of the Statement includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

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

While the Company's various debenture holders are subject to restrictions on conversion limiting ownership to certain minority percentages of our common stock, without this restriction our various debentures outstanding at March 31, 2006, could be converted into 73,027,840 shares at the respective conversion prices on March 31, 2006, which would dilute the interest of our current shareholders by over 60%.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The financial statements include portfolio investments at value of $17.8 million at March 31, 2006. At March 31, 2006, 95% of the Company's total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors' determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

                                                     3/31/05
                                                    ---------
     Dividend yield                                        0
     Expected volatility                                  69%
     Risk-free interest rate                             4.1%
     Expected life                                        10 years

The following is a summary of the status of the options outstanding as of March 31, 2005:
                                  Number of       Weighted Average
                                     Shares         Exercise Price
                                 ----------       ----------------
     Outstanding at 1/1/2005             --           $     --
     Granted                     13,250,000               0.08
     Exercised                           --                 --
     Forfeited                           --                 --
                                 ----------            -------
     Outstanding at 3/31/05      13,250,000           $   0.08
                                 ==========            =======

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

The Company's investments in private companies are generally illiquid and subject to restrictions on resale. Private finance investments are generally structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company's equity at a pre-determined strike price, which is generally a nominal price for warrants or options in a private company. The annual stated interest rate is only one factor in pricing the investment relative to the Company's rights and priority in the portfolio company's capital structure, and will vary depending on many factors, including if the Company has received nominal cost equity or other components of investment return, such as loan origination fees or market discount. The stated interest rate may include some component of contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. At March 31, 2006, 100% of the Company's loans and debt securities had fixed interest rates.

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

The Company's largest investments at March 31, 2006, were in Veridium Corporation ("Veridium") (OTC Bulletin Board: VRDM), INSEQ Corporation ("INSEQ") (OTC Bulletin Board: INSQ), GreenWorks Corporation ("GreenWorks"), Sterling Planet, Inc. ("Sterling Planet"), and Ovation Products Corporation ("Ovation"), accounting for 33.0%, 18.1%, 17.1%, 6.5% and 5.0% respectively, of our total assets.

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

During the three months ended March 31, 2006, the Company purchased convertible debentures in Veridium totaling $623,107, earned $29,743 in interest income, and received no other related portfolio income from Veridium.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman, chief executive officer and president of Veridium Corporation. As the controlling shareholder of the Company, who is in turn the controlling shareholder of Veridium, Mr. Kreisler has unconditionally guaranteed certain of Veridium's debts with its creditors.

INSEQ CORPORATION

INSEQ (OTC Bulletin Board: INSQ) is a publicly traded corporation whose mission is to directly facilitate the efficient utilization of natural resources including metals, chemicals, fuels and plastics. INSEQ recently acquired Warnecke Design Services, Inc., a specialty metal manufacturer that comprised the majority of INSEQ's operations as of March 31, 2006. INSEQ is also subject to an agreement to acquire Independent Metal Sales, Inc.

During the three months ended March 31, 2006, the Company earned $2,444 in interest income from INSEQ.

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

GREENWORKS CORPORATION

GreenWorks is an environmental engineering services company that intends to acquire and consolidate a series of qualified engineering services companies during 2006. GreenWorks provides consulting, technical and engineering services to alleviate the environmental problems of its clients. GreenWorks' clients include Fortune 100 and other industrial companies, commercial firms, engineering and construction contractors, law firms, utilities, real estate developers and government entities. GreenWorks is currently producing about $4.3 million in revenue per year and has a backlog of another $2 million in sales. GreenWorks intends to go public during 2006 in line with its completion of qualified acquisitions.

During the three months ended March 31, 2006, the Company earned $990 in interest income from GreenWorks.

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

During three months ended March 31, 2006, the Company earned $597 in interest income from Mean Green. Our chairman and chief executive officer, Kevin Kreisler, is the chairman of Mean Green.

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

Under the terms of its agreement with Sterling, GreenShift purchased $1,233,333 in 8% convertible notes in Sterling, and warrants to purchase up to an additional $500,000 of Sterling common stock upon Sterling's completion of a larger venture capital raise. During the three months ended March 31, 2006, the Company earned $20,155 in interest income and received no other related portfolio income from Sterling.

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

Under the terms of its agreement with ACI, GreenShift purchased 25% of ACI's outstanding stock and received certain commercial rights in return for GreenShift's investment and its provision of strategic business development and other services. Under its agreement, GreenShift has the option to acquire an additional 5% of ACI.

Our chairman and chief executive officer, Kevin Kreisler, is a board member of ACI.

HUGO INTERNATIONAL TELECOM, INC. ("HUGO")

Hugo is a shell company whose plan for 2006 is to complete one or more suitable acquisitions. On August 20, 2005, the Company acquired 300,000 shares of Hugo's Series B Preferred Stock for $300,000. These shares are convertible into Hugo common stock at the rate of $1.15 per share and have voting rights equal to 67% of the fully diluted capital stock of Hugo. Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of Hugo. As of March 31, 2006, the Company purchased 8% convertible debentures in Hugo totaling $215,015. During the three months ended March 31, 2006, the Company earned $4,160 in interest income from Hugo.

TDS TELEMEDICINE, INC. ("TDS")

TDS (Pink Sheets: TDST) is a development stage public company whose plan is to complete one or more acquisitions of strategically compatible companies. Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of TDS. As of March 31, 2006, the Company purchased 8% convertible debentures in TDS totaling $206,236 and beneficially owns about 5% of TDS. During the three months ended March 31, 2006, the Company earned $3,887 in interest income from TDS.

    GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

4.	PORTFOLIO (CONTINUED)

GENERAL ULTRASONICS CORPORATION

General Ultrasonics Corporation ("GEC") is a development stage company that owns the exclusive rights to a proprietary new ultrasonic reformation process uses water, hydrocarbons and high intensity ultrasonic energies to synthesize clean burning fuels including hydrogen. The process was designed for low cost reformation of standard petroleum hydrocarbon products, but has the capability to produce hydrogen-rich gases, other synthetic gases and fuels, and other products from qualified carbon-based, hydrocarbon-based, and other liquids, solids and gases.

General Ultrasonics' business model is to leverage its technological capabilities to develop and commercialize innovative technologies, processes and products.

During three months ended March 31, 2006, the Company purchased convertible debentures in General Ultrasonics totaling $365,691 and earned $3,827 in related interest income.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman, chief executive officer and president of General Ultrasonics Corporation.

GENERAL HYDROGEN CORPORATION

General Hydrogen Corporation is a leading developer of hydrogen fuel cell-based power systems for electric forklifts, industrial vehicles and other off-road equipment. General Hydrogen has right-sized fuel cell technology to a scale that enables their commercially viable today. Their business model is based on replacing lead-acid batteries in centralized industrial applications with high-performance power packs that contain a Ballard fuel cell. They capitalize effectively on existing plant infrastructure while creating a realizable economic return on an impressively short payback period for their clients.

During three months ended March 31, 2006, the Company purchased 500,000 shares of common stock (approximately 3% of the outstanding common stock) of General Hydrogen for $500,000.

    GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS

5.	FINANCING ARRANGEMENTS

At March 31, 2006, the Company was subject to the following financing arrangements
                                                    3/31/06
                                                   ---------
     Short-term borrowings                        $   53,879
     Current portion of convertible debentures:
      Candent Debenture, 5% convertible
       debentures, due December 2006               2,212,415
                                                   ---------
     Total current portion of convertible
      debentures                                  $2,212,415
     Convertible debt, net of current portion:
      Cornell Capital Partners, 5% convertible
       debenture                                   5,090,369
                                                   ---------
     Total convertible debentures, net of
      current maturities                          $5,090,369
                                                   =========

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

SHORT TERM BORROWINGS:

The Company has a variable interest rate line of credit with Lakeland Bank (7.5% at March 31, 2006), which had an outstanding balance of $53,879 as of March 31, 2006, representing the entire line.

CANDENT DEBENTURE

During the quarter ended March 31, 2006, Candent purchased an additional $1,110,349 in 5% debentures. As of March 31, 2006 the total amount due to Candent was $2,214,415, which amount is convertible into Company common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of the Company's common stock for the thirty days preceding conversion provided that the Company is not registered as a business development company under Section 54 of the Investment Company Act of 1940, as amended; and, provided further that in the event conversions are subsequently permissible the shareholder may not receive shares issuable upon any permissible conversion of any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of the Company's outstanding common stock, in which case the relevant number of conversion shares are held in escrow by the Company pending compliance with this limitation. The president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock of Candent is held in trust for the benefit of its president.

During the quarter ended March 31, 2006, Candent effected conversions totaling $289,847 for which Candent received 3,450,556 shares of GreenShift's common stock.

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

The conversion feature was measured at fair value based on the issuance date, with the corresponding discount on the debt amortized over the term of the debt instrument. The total discount and derivative liability recorded was $175,135 and the derivative liability was marked to fair value for subsequent periods, reslting in a derivative liability of $441,414 as of December 31, 2005. Due to the full conversion of the $2,535,611 debenture into common stock ($735,611 was converted during the year ended December 31, 2005 and $1,800,000 was converted during the quarter ended March 31, 2006), the derivative liability was $0 at March 31, 2006, resulting in income for the change in fair value of the derivative liability of $441,414 for the quarter ended March 31, 2006.

   GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

5.	FINANCING ARRANGEMENTS (CONTINUED)

CORNELL DEBENTURE (continued)

During the year ended December 31, 2005, Cornell purchased an additional $2,040,000 in 5% convertible debentures. These debentures are convertible into GreenShift's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GreenShift's common stock for the thirty days preceding conversion provided that GreenShift is not registered as a business development company under Section 54 of the Investment Company Act of 1940, as amended; and, provided further that the shareholder may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GreenShift's outstanding common stock, in which case the relevant number of conversion shares are held in escrow by the Company pending compliance with this limitation.

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

Cornell effected conversions on the April 1, 2005 debenture totaling $1,902,148 during the quarter ended March 31, 2006, of which $1,800,000 related to principal and $102,148 related to interest, for which Cornell received a total of 21,468,503 shares of GreenShift's common stock.
As of March 31, 2006, the total principal amount due to Cornell for the above noted debentures was $5,090,369.

THE CORNELL DEBENTURE COULD INCREASE OUR OUTSTANDING SHARES BY OVER 60%

While Cornell is subject to restrictions on conversion of the Cornell Debenture limiting Cornell's ownership to 9.9% of our common stock, without this restriction the debenture could be converted into 50,903,690 shares at the market price on December 31, 2005. The issuance of these shares would dilute the interest of our current shareholders by over 60%.

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

    GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

6.	SHAREHOLDERS' EQUITY (CONTINUED)

DEBENTURE CONVERSIONS

During the quarter ended March 31, 2006, Cornell converted a total of $1,902,148 in debentures and accrued interest into 21,468,503 shares of the Company's common stock and Candent effected conversions totaling $289,847 for which Candent received 3,450,556 shares of the Company's common stock.

SALE OF COMMON STOCK

On February 2, 2006 Highgate House Funds, Ltd. purchased 3,203,447 shares of the Company's common stock for $269,090.

ISSSUANCE OF COMMON STOCK FOR PORTFOLIO INVESTMENTS

During the quarter ended March 31, 2006, GreenShift issued 1,388,889 shares of common stock to Aerogel Composites for a $116,667 payment of GreenShift's investment payable.

During the quarter ended March 31, 2006, GreenShift issued 588,235 shares of common stock to GreenWorks Corporation in exchange for a $30,000 promissory note from GreenWorks.

During the quarter ended March 31, 2006, GreenShift issued 5,555,556 shares of common stock to Sterling Planet, and in exchange Sterling Planet issued an additional $283,333 of debentures to GreenShift.

During the quarter ended March 31, 2006, GreenShift issued 1,166,668 shares of common stock to TDS (Telemedecine), Inc. as an additional $98,000 equity investment in TDS.

SERIES B PREFERRED STOCK CONVERTED TO SERIES C PREFERRED STOCK

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

SURRENDER OF SHARES BY GREENSHIFT INTERIM CORP.

On February 17, 2006 GreenShift Interim Corp. surrendered to GreenShift all of the 47,440,678 shares of GreenShift common stock in its name. GreenShift subsequently cancelled 46,300,000 of the shares surrendered, and the balance of 1,140,678 shares will be cancelled in the second quarter of 2006.

    GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS

7.	RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH OUR PRESIDENT AND CHIEF FINANCIAL OFFICER

The Company is party to a consulting agreement in the original amount of $150,000 with its president and chief financial officer, James Grainer, for Mr. Grainer's services from prior to April 1, 2005 relative to the Company's formation. As of March 31, 2006, the amount due to Mr. Grainer was paid in full.

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

The entities that are currently a party to a management services agreement are the following: Veridium Corporation, INSEQ Corporation, GreenWorks Corporation, Mean Green BioFuels Corporation, Hugo International Telecom, Inc., and TDS (Telemedicine), Inc.

For the quarter ended March 31, 2006, the Company did not accrue any management fees relating to the management services agreements with portfolio companies due to the fact that such fees may not be realizable in the near term. GreenShift will recognize income for the management fees due from portfolio companies at such time that it determines that the fees are likely to be realizable.

8.	SUBSEQUENT EVENTS

TRANSACTIONS WITH CORNELL CAPITAL PARTNERS

On April 17, 2006, Cornell Capital Partners completed its previously committed purchase of $1,900,000 in convertible debentures. These debentures are convertible into GreenShift's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GreenShift's common stock for the thirty days preceding conversion provided that GreenShift is not registered as a business development company under
Section 54 of the Investment Company Act of 1940, as amended; and, provided further that the shareholder may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GreenShift's outstanding common stock, in which case the relevant number of conversion shares are held in escrow by the Company pending compliance with this limitation. As of May 15, 2006, the total principal amount due to Cornell was $6,990,369.

TRANSACTIONS WITH CANDENT CORPORATION

On May 5, 2006, Candent Corporation completed its previously committed purchase of $275,000 in convertible debentures. These debentures are convertible into GreenShift's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GreenShift's common stock for the thirty days preceding conversion provided that GreenShift is not registered as a business development company under
Section 54 of the Investment Company Act of 1940, as amended; and, provided further that the shareholder may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GreenShift's outstanding common stock, in which case the relevant number of conversion shares are held in escrow by the Company pending compliance with this limitation. As of May 15, 2006, the total principal amount due to Candent was $2,487,415.

    GREENSHIFT CORPORATION (F/K/A GREENWORKS CORPORATION) AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS

8.	SUBSEQUENT EVENTS (CONTINUED)

TRANSACTIONS WITH INSEQ CORPORATION

On May 5, 2006, GreenShift converted 3,000,000,000 shares of INSEQ Corporation common stock and GreenShift's remaining INSEQ Series A Preferred Stock into 1,000,000 shares of INSEQ Series D Preferred Stock. INSEQ's Series D Preferred Stock may be converted by the holder into common stock. The conversion ratio is such that the full 1,000,000 shares will convert into common shares representing 80% of the INSEQ common shares outstanding after the conversion. The holder of Series D Preferred Stock may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Preferred Stock is convertible on the record date for the shareholder action. In the event that INSEQ declares a dividend payable to its common shareholders, the holders of Series D Preferred Stock will receive the dividend that would be payable if the Series D shares were converted into common shares. In the event of a liquidation of INSEQ, the holders of Series D shares will receive a preferential distribution of $0.001 per share, and will then share in the distribution as if the Series D shares had been converted into common shares.

TRANSACTIONS WITH STERLING PLANET

On May 5, 2006, GreenShift purchased additional 8% convertible debentures in Sterling Planet totaling $200,000.

WITHDRAWAL OF ELECTION TO BE REGULATED AS A BUSINESS DEVELOPMENT COMPANY

On April 24, 2006, the Board of Directors decided to withdraw the Company's election to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended. On April 24, 2006, the Company received a written consent in lieu of a meeting of stockholders from Viridis Capital, LLC, the Company's majority shareholder, approving and authorizing the withdrawal of the Company's election to be regulated as a BDC. Detailed information regarding the withdrawal of the BDC election can be found in the Schedule 14C Definitive Information Statement filed with the Securities and Exchange Commission on May 17, 2006. It is expected that the Company will file the Withdrawal Notice with the Securities and Exchange Commission to withdraw the Company's election to be regulated as a BDC prior to June 30, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

In addition to historical information, this Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

PORTFOLIO AND INVESTMENT ACTIVITY

The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the three months ended March 31, 2006, were as follows:

                                          3/31/06
                                        -----------
Portfolio at value                     $ 17,841,179
Investments funded                        3,500,031
Change in accrued or reinvested
 interest                                    57,346
Principal collections related to
 investment repayments or sales                  --
Yield on interest-bearing investments         8.00%

The level of investment activity for investments funded and principal repayments for our investments can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. We believe that merger and acquisition activity in the middle market was strong during the first quarter of 2006, which when combined with a lower interest rate environment resulted in an increase in private finance investments funded, as well as increased repayments. The first quarter of the year tends to be a seasonally slower period for deal closings as the industry recovers from what is typically an active fourth quarter closing schedule.

Investments funded for the three months ended March 31, 2006 consisted of the following:

                                           3/31/06
                                        ------------
Companies more than 25% owned           $  1,090,581
Companies 5% to 25% owned                         --
Companies less than 5% owned                 598,000
Notes receivable                           1,811,451
                                         -----------
Total                                   $  3,500,031
                                         ===========

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

At March 31, 2006, we had no outstanding investment commitments.

The Company's largest investments at March 31, 2006, were in Veridium Corporation ("Veridium") (OTC Bulletin Board: VRDM), INSEQ Corporation ("INSEQ") (OTC Bulletin Board: INSQ), GreenWorks Corporation ("GreenWorks"), Sterling Planet, Inc. ("Sterling Planet"), and Ovation Products Corporation ("Ovation"), accounting for 30.0%, 18.1%, 17.1%, 6.5%, and 5.0% respectively, of our total portfolio value.

Veridium Corporation

At March 31, 2006 our investment in Veridium totaled $6,614,209 at cost and $6,223,888 at value, or 30.0% of our total assets. Total interest and related portfolio income earned from our investment in Veridium for the three months ended March 31, 2006, was $29,743. Net change in unrealized appreciation or depreciation for the three months ended March 31, 2006, includes $1,316,000 of unrealized appreciation related to Veridium.

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

INSEQ Corporation

At March 31, 2006, our investment in INSEQ totaled $3,393,705 at cost and $3,149,671 at value, or 18.1% of our total assets. Total interest and related portfolio income earned from our investment in INSEQ for the three months ended March 31, 2006, was $2,444 which includes interest income of $2,444. Net change in unrealized appreciation or depreciation for the three months ended March 31, 2006, includes $1,150,369 of unrealized depreciation related to INSEQ.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

GreenWorks Corporation

At March 31, 2006, our investment in GreenWorks totaled $991,509 at cost and $3,225,899 at value, or 17.1% of our total assets. Total related portfolio income earned from our investment in GreenWorks for the three months ended March 31, 2006, was $990 in interest income. Net change in unrealized appreciation or depreciation for the three months ended March 31, 2006, includes $0 unrealized appreciation related to GreenWorks.

GreenWorks is an environmental engineering services company that provides consulting, technical and engineering services to alleviate the environmental problems of its clients. GreenWorks' clients include Fortune 100 and other industrial companies, commercial firms, engineering and construction contractors, law firms, utilities, real estate developers and government entities.

Our chairman and chief executive officer, Kevin Kreisler, is also the chair-man of GreenWorks, and our president and chief financial officer, James Grainer, is also the president and chief financial officer of GreenWorks.

Sterling Planet, Inc.

At March 31, 2006, our investment in Sterling totaled $1,233,333 at cost and $1,233,333 at value, or 6.5% of our total assets. Total interest and related portfolio income earned from our investment in Sterling for the three months ended March 31, 2006, was $20,155. Net change in unrealized appreciation or depreciation for the three months ended March 31, 2006, includes no unrealized appreciation related to Sterling.

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

Ovation Products Corporation

At March 31, 2006, our investment in Ovation totaled $1,000,000 at cost and $1,000,000 at value, or 5.0% of our total assets. We did not realize any interest or related portfolio income from our investment in Ovation for the three months ended March 31, 2006. Net change in unrealized appreciation or depreciation for the three months ended March 31, 2006, includes no unrealized appreciation related to Ovation.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Total Interest and Related Portfolio Equity Income

Total interest and related portfolio income includes interest and dividend income, loan payments, and fees and other income. We generated $66,068 in interest and dividend income during the three months ended March 31, 2006. Fees and other income for the three months ended March 31, 2006 was composed of the following:

                                                            3/31/06
                                                          -----------
Management services provided to portfolio companies       $       --
Transactional and other services provided to portfolio
 companies                                                        --
Structuring and diligence services provided for portfolio
 companies                                                        --
Other income                                                      --
                                                           ---------
Total                                                     $       --
                                                           =========

Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level and types of services provided.

Operating Expenses

Operating expenses include interest, employee, and administrative expenses. Our interest expense is mostly associated with our various convertible debentures, and totaled $224,862 during the three months ended March 31, 2006. Employee expenses include salaries, employee benefits and bonuses, and totaled $202,742 during the three months ended March 31, 2006. Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our offices, stock record expenses, directors' fees, and various other expenses, and totaled $363,909 during the three months ended March 31, 2006. Change in the fair market value of derivatives relates to the conversion features of certain of our debentures and totaled $441,414 in income for the three months ended March 31, 2006.

Realized Gains and Losses

Net realized gains primarily result from the sale of equity securities associated with certain investments, and the sale of debt, bonds and preferred shares. Net realized gains for the three months ended March 31, 2006, were $0. When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three months ended March 31, 2006, we made no such reversals.

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

The Company relies on the services of an independent third party valuation company, Business Valuation Center of Reston, Virginia ("BVC"), to provide an independent assessment of the fair market value of the Company's investments. The Company's financial statements for the three months ended March 31, 2006 have been prepared in connection with BVC's conclusions as of December 31, 2005, and have been adjusted by the Company for any significant changes subsequent to December 31, 2005. BVC's conclusions were based on a variety of conventionally accepted valuation methods.

At March 31, 2006, portfolio investments recorded at fair value constituted greater than 95% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

At December 31, 2005, Business Valuation Center, Inc. ("BVC") assisted us by reviewing our valuations of our portfolio companies. For the remaining quarters in 2006, we intend to periodically obtain valuation assistance from BVC and possibly other third parties when deemed necessary. We currently anticipate that we will generally obtain assistance for all companies in the portfolio at least once during the course of the year. Valuation assistance may not be obtained for new companies that enter the portfolio after September 30 of any calendar year during that year. Professional fees for valuation assistance during the three months ended March 31, 2006 were approximately $0.

OTHER MATTERS

Per Share Amounts

All per share amounts included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares outstanding to compute basic earnings per share, which were $0.00 with 108.8 million weighted average common shares outstanding for the three months ended March 31, 2006.

FINANCIAL CONDITIONS, LIQUIDITY AND CAPITAL RESOURCES

Our portfolio is expected to generate cash flow from which we plan to pay dividends to shareholders and fund new investment activity. Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash provided by our operating activities before new investment activity for the three months ended March 31, 2006, was $0.
From the cash provided by operating activities before new investments, we make new portfolio investments, fund our operating activities, and pay dividends to shareholders. We also raise new debt and equity capital from time to time in order to fund our investments and operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

We paid no dividends during the three months ended March 31, 2006, and we do not expect to do so in the near future. Dividends will generally be determined based upon an estimate of annual taxable income, which includes our taxable interest, dividend and fee income, as well as taxable net capital gains. As discussed above, taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends and the amortization of discounts and fees. Cash collections of income resulting from contractual payment-in-kind interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

Our Board of Directors reviews the dividend rate quarterly, and may adjust the quarterly dividend throughout the year. Dividends are declared based upon our estimate of annual taxable income available for distribution to shareholders. Our goal is to declare what we believe to be sustainable increases in our regular quarterly dividends. To the extent that we earn annual taxable income in excess of dividends paid for the year, we may spill over the excess taxable income into the next year and such excess income will be available for distribution in the next year. Excess taxable income spilled over and paid out in the next year may be subject to a 4% excise tax (see "Other Matters - Regulated Investment Company Status" above). We believe that spilling over excess taxable income into future periods may provide increased visibility with respect to taxable earnings available to pay the regular quarterly dividend.

Because we are a regulated investment company, we distribute our taxable income and, therefore, from time to time we will raise new debt or equity capital in order to fund our investments and operations.

At March 31, 2006 our total assets, total debt outstanding, total shareholders' equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

                                                    3/31/06
                                                  -----------
Total assets                                     $ 18,836,668
Total debt outstanding                              7,782,613
Total shareholders' equity                         11,054,055
Debt to equity ratio                                     0.70
Asset coverage ratio (1)                                  242%

(1) As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

We currently target a debt to equity ratio ranging between 0.75:1.00 to 1.00:1.00. We believe that it is prudent to operate with a larger equity capital base and less leverage, but we may from time to time increase our leverage to exploit compelling investment opportunities. During the three months ended March 31, 2006, we completed $4,160,718 in debt financing to provide cash for our operations and investments.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

THE ISSUANCE OF SHARES UNDER OUR AGREEMENTS WITH CORNELL CAPITAL PARTNERS COULD INCREASE OUR OUTSTANDING SHARES BY OVER 60%.

While Cornell is subject to restrictions on conversion of the Cornell Debenture limiting Cornell's ownership to 9.9% of our common stock, without this restriction the Cornell Debenture could be converted into 50,903,690 shares at the market price on March 31, 2006, which would dilute the interest of our current shareholders by over 60%.

SUBSTANTIALLY ALL OF OUR PORTFOLIO INVESTMENTS ARE RECORDED AT FAIR VALUE AS DETERMINED IN GOOD FAITH BY OUR BOARD OF DIRECTORS AND, AS A RESULT, THERE IS UNCERTAINTY REGARDING THE VALUE OF OUR PORTFOLIO INVESTMENTS.

At March 31, 2006, portfolio investments recorded at fair value were approximately 95% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

The Company relies on the services of an independent third party valuation company, Business Valuation Center of Reston, Virginia ("BVC"), to provide an independent assessment of the fair market value of the Company's investments. The Company's financial statements for the three months ended March 31, 2006 have been prepared in connection with BVC's conclusions as of December 31, 2005, and have been adjusted by the Company for any significant changes subsequent to December 31, 2005. BVC's conclusions were based on a variety of conventionally accepted valuation methods.
There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Without a readily available market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

BUSINESS RISK FACTORS

OUR FINANCIAL RESULTS COULD BE NEGATIVELY AFFECTED IF A SIGNIFICANT PORTFOLIO INVESTMENT FAILS TO PERFORM AS EXPECTED.

We purchase controlling equity positions in companies and our total debt and equity investment in controlled companies may be significant individually or in the aggregate. Investments in controlled portfolio companies are generally larger and in fewer companies than our investments in companies that we do not control. As a result, if a significant investment in one or more controlled companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our largest investments at March 31, 2006, were in Veridium, INSEQ, GreenWorks, Sterling Planet, and Ovation, accounting for 33.0%, 18.1%, 17.1%, 6.5%, and 5.0% respectively, of our total assets value, of which Veridium, INSEQ and GreenWorks continue to struggle with liquidity and operational issues relating to each of their businesses, including, as applicable, cash flow restrictions, working deficiencies, and ongoing settlement negotiations of outstanding payroll taxation and environmental regulatory matters. Specifically, GreenWorks' wholly-owned subsidiary, ESI, is currently resolving outstanding payroll tax liabilities arising from its former operations prior to ESI's acquisition of the assets of ESI-NJ.

WE BORROW MONEY, WHICH MAGNIFIES THE POTENTIAL FOR GAIN OR LOSS ON AMOUNTS INVESTED AND MAY INCREASE THE RISK OF INVESTING IN US.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. At March 31, 2006, we had $7.4 million of outstanding indebtedness bearing a weighted average annual interest cost of about 5%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2%.

WE MAY NOT BORROW MONEY UNLESS WE MAINTAIN ASSET COVERAGE FOR INDEBTEDNESS OF AT LEAST 200%, WHICH MAY AFFECT RETURNS TO SHAREHOLDERS.

We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing from banks, insurance companies or other lenders on favorable terms. There can be no assurance that we will be able to maintain such leverage. If asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so. As of March 31, 2006, our asset coverage for indebtedness was 242%.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

BUSINESS RISK FACTORS

WE WILL FACE A LOT OF COMPETITION, MOST OF WHICH IS BETTER CAPITALIZED AND MORE EXPERIENCED THAN US.

We will face competition in our investing activities from private venture capital funds, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a BDC, we are required to disclose quarterly the name and business description of portfolio companies a nd value of any portfolio securities. Many of our competitors are not subject to this disclosure requirement. Our obligation to disclose this information could hinder our ability to invest in certain portfolio companies. Additionally, other regulations, current and future, to which some of our competitors may not be subject, may make us less attractive as a potential investor to a given portfolio company than a private venture capital fund.

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

OUR COMMON STOCK PRICE MAY BE VOLATILE.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

     * price and volume fluctuations in the overall stock market from time to time;

     * significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

     * changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

     * actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

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

(b) 	There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2006, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, Cornell Capital Partners converted a total of $1,902,148 of debt and interest into 21,468,543 shares of the Company's common stock, Candent Corporation converted a total of $289,847 of debt into 3,450,556 shares of the Company's common stock, and Highgate House Funds purchased 3,203,447 shares of the Company's common stock for $269,090. Each of the sales was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to an entity whose principals has access to detailed information about the Company and which was acquiring the shares for its own account. There was no underwriter.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2006:

Exhibit Number      Description
--------------      --------------------------------------------------------
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

                                     GREENSHIFT CORPORATION

                                     By: /S/ KEVIN KREISLER
                                     -------------------------------------
                                     KEVIN KREISLER
                                     Chairman and Chief Executive Officer
Date:  May 19, 2006

                                     By: /S/ JAMES GRAINER
                                     -------------------------------------
                                     JAMES GRAINER
                                     President and Chief Financial Officer
Date:  May 19, 2006