Form 10QSB
period 2006-06-30
GREENSHIFT CORP
filed 2006-08-21
CIK 1102414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2006

                          COMMISSION FILE NO.: 0-28887



                             GREENSHIFT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                           22-3328734
--------------------------------------------------------------------------------
(State of other jurisdiction of                                 (IRS Employer
incorporation or organization                                Identification No.)


One Penn Plaza, Suite 1612,  New York, NY                                10119
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                 (212) 994-5374
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No X


The number of outstanding shares of common stock as of August 21, 2006 was 113,652,636



Transitional Small Business Disclosure Format:  Yes       No  X .
                                                    ---      ---

                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

                                                                                                         Page No
Part I    Financial Information
Item 1.   Financial Statements .............................................................................3

          After Filing Election to be Regulated as an Investment Company
          Balance Sheet (Unaudited) as of June 30, 2006 and June 30, 2005 ..................................4
          Statement of Operations (Unaudited):
          Three Months and Six Months Ended  June 30, 2006 and June 30, 2005................................5
          Statement of Changes in Net Assets (Unaudited):
              Six Months Ended June 30, 2006 and June 30, 2005 ............................................ 6
          Statement of Cash Flows (Unaudited):
              Six Months Ended June 30, 2006 and June 30, 2005 ............................................ 7
          Statement of Investments (Unaudited):
              As of  June 30, 2006......................................................................... 8

Item 2.   Management's Discussion and Analysis or Plan of Operation .......................................23

Item 3.   Controls and Procedures .........................................................................35

Part II   Other Information
Item 1.   Legal Proceedings ...............................................................................36
Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity Securities...................36
Item 3.   Defaults Upon Senior Securities..................................................................36
Item 4.   Submission of Matters to a Vote of Security Holders..............................................36
Item 5.   Other Information................................................................................36
Item 6.   Exhibits and Reports on Form 8K..................................................................36

Signatures                                                                                                 37


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                                  BALANCE SHEET
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)

                                                                    6/30/06          6/30/05
                                                                    -------          -------
                                                                 (unaudited)        (unaudited)
ASSETS
Portfolio at value:
   Companies more than 25% owned (cost: $9,900,228) ..........   $ 11,771,132    $  7,715,542
   Companies 5% to 25% owned (cost: $2,935,763) ..............      2,935,763       1,305,931
   Companies less than 5% owned (cost: $603,000) .............        747,250         192,250
   Notes Receivable (cost: $2,939,242) .......................      2,939,242          20,700
                                                                 ------------    ------------
     Total portfolio at value (cost: $16,378,233) ............     18,393,387       9,234,423

Accrued interest, dividends and fees receivable ..............        259,289         350,000
Other assets .................................................        156,848           3,181
Deferred financing fees ......................................        326,284          58,334
Cash and cash equivalents ....................................      1,461,347          31,146
                                                                 ------------    ------------
       Total assets ..........................................   $ 20,597,155    $  9,677,084
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable and convertible debentures (net of discount) ...   $  3,196,774    $  3,582,425
Derivative Liability .........................................      4,683,139            --
Investment Payable ...........................................           --         1,097,437
Accounts payable and other liabilities .......................        321,107         423,188
                                                                 ------------    ------------
     Total liabilities .......................................      8,201,020       5,103,050
Shareholders' equity:
   Series C preferred stock, $0.001 par value:
     1,000,000 shares authorized and outstanding .............          1,000           1,000
   Common stock, $0.001 par value, 200,000,000 authorized;
     107,703,395 shares issued and outstanding ...............        107,703          75,267
   Additional paid in capital ................................     12,384,507       4,812,633
   Net unrealized appreciation on portfolio ..................      1,998,454         105,382
   Cumulative deficit ........................................     (1,494,585)        180,696
   Cumulative effect of conversion to BDC ....................        717,000         717,000
   Retained deficit from operations prior to conversion to BDC     (1,317,944)     (1,317,944)
                                                                 ------------    ------------
           Total shareholders' equity ........................     12,396,135       4,574,034
       Total liabilities and stockholders' equity ............   $ 20,597,155    $  9,677,084
                                                                 ============    ============
Net asset value per common share .............................   $        .12    $        .06
                                                                 ============    ============




          The notes to the financial statements are an integral part of these statements.





                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                             STATEMENT OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                 SIX MONTHS  ENDED
                                                              6/30/06          6/30/05           6/30/06        6/30/05
                                                              -------          -------           -------        -------
                                                                    (unaudited)                       (unaudited)
Interest and related portfolio income:
   Interest and dividends:
     Companies more than 25% owned ......................   $      57,024    $        --     $      99,048    $        --
Companies 5% to 25% owned ...............................            --               --            20,155             --
     Companies less than 5% owned .......................          35,919             --            39,808             --
                                                            -------------    -------------   -------------    -------------
       Total interest and dividends .....................          92,943             --           159,011             --
   Fees and other income:
     Companies more than 25% owned ......................          87,500          200,000          87,500          200,000
     Companies 5% to 25% owned ..........................            --               --              --               --
     Companies less than 5% owned .......................            --            150,000            --            150,000
                                                            -------------    -------------   -------------    -------------
       Total fees and other income ......................          87,500          350,000          87,500          350,000
                                                            -------------    -------------   -------------    -------------
         Total interest and related portfolio income ....   $     180,443    $     350,000   $     246,511    $     350,000
                                                            =============    =============   =============    =============
Operating Expenses:
   Interest .............................................         107,669           48,763         332,351           48,763
   Employee .............................................         172,177             --           374,919             --
   Administrative .......................................         508,149          120,541         872,057          120,541
   Change in fair market value of derivatives ...........            --               --          (441,414)            --
                                                            -------------    -------------   -------------    -------------
     Total expenses .....................................         787,995          169,304       1,137,913          169,304
                                                            -------------    -------------   -------------    -------------

Net investment income (loss) before income taxes ........        (607,552)         180,696
                                                                                                  (891,402)         180,696
Income tax expense (benefit) ............................            --               --              --               --
                                                            -------------    -------------   -------------    -------------
   Net investment income (loss) .........................   $    (607,552)   $     180,696   $    (891,402)   $     180,696
                                                            =============    =============   =============    =============
Net realized and unrealized gains (losses):
 Net unrealized gains (losses):
     Companies more than 25% owned ......................   $        --     $    (147,362)   $     165,631    $    (147,362)
     Companies 5% to 25% owned ..........................            --            108,494            --            108,494
     Companies less than 5% owned .......................            --            144,250            --            144,250
                                                            -------------    -------------   -------------    -------------
       Total net unrealized gains (losses) ..............            --            105,382         165,631          105,382

Net change in unrealized appreciation or depreciation ...            --            105,382         165,631          105,382
                                                            -------------    -------------   -------------    -------------
   Cumulative effect of conversion to BDC ...............            --            717,000            --            717,000
       Total net gains (losses) .........................   $        --      $     822,382   $     165,631    $     822,382
                                                            =============    =============   =============    =============
   Net increase in net assets resulting from operations $        (607,552)   $   1,003,078   $    (725,771)   $   1,003,078
                                                            =============    =============   =============    =============

   Basic and diluted earnings per common share ..........   $       (0.01)   $        0.05   $       (0.01)   $        0.05
                                                            =============    =============   =============    =============
   Weighted average common shares outstanding ...........     107,703,395       21,823,453     108,238,652       21,823,453


          The notes to the financial statements are an integral part of these statements.




                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                       STATEMENT OF CHANGES IN NET ASSETS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)

                                                                   For The Six Months   For The Six Months
                                                                 Ended June 30, 2006    Ended June 30, 2005
                                                                 ------------------------------------------
                                                                     (unaudited)           (unaudited)
Operations:
   Net investment income (loss) ....................................   $    (891,402)   $     180,696
   Net realized gains ..............................................            --               --
   Net change in unrealized appreciation or depreciation ...........         165,631          105,382
   Cumulative effect of conversion to BDC ..........................            --            717,000
                                                                       -------------    -------------
     Net decrease in net assets resulting from operations ..........        (725,771)       1,003,078

Shareholder distributions:
   Common stock dividends ..........................................            --               --
   Preferred stock dividends .......................................            --               --
                                                                       -------------    -------------
Net decrease in net assets resulting from shareholder distributions             --
                                                                                        -------------
Capital share transactions:
   Issuance of common stock for portfolio investments ..............         528,000        3,471,500
   Issuance of preferred stock for portfolio investments ...........            --              1,000
   Issuance of common stock upon conversion of debt ................       2,192,016          600,500
    Increase in APIC due to debt assumption by subsidiary ..........       1,949,631             --
   Sale of common stock ............................................         269,069             --
                                                                       -------------    -------------
Net increase in net assets resulting from capital share transactions       4,938,716        4,073,000
     Total increase in net assets ..................................       4,212,945        5,076,078
Net assets at beginning of period ..................................   $   8,183,190    $    (502,044)
Net assets at end of period ........................................   $  12,396,135    $   4,574,034
Net asset value per common share ...................................   $        0.12    $         .06
Common shares outstanding at end of period .........................     107,703,395       75,267,506









          The notes to the financial statements are an integral part of these statements.




                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)

                                                                             For The Six Months     For The Six Months
                                                                             Ended June 30, 2006    Ended June 30, 2005
                                                                             -------------------    -------------------
                                                                               (unaudited)          (unaudited)
Cash flows from operating activities:
   Net increase (decrease) in net assets resulting from operations: ............   $  (725,771)   $ 1,003,078


   Adjustments:
     Net unrealized gain on portfolio investments ..............................      (165,631)      (174,761)

     (Gain)/loss on fair market value of derivative liabilities ................      (441,414)          --
     Net change in unrealized depreciation .....................................          --         (105,382)
     Accretion of note discount ................................................        96,740           --
     Amortization of Deferred Financing Fee ....................................       264,204           --
     Change in accrued interest and fees receivable ............................      (136,333)      (350,000)
       Change in prepaid expenses and other assets .............................       (60,597)          --
        Change in accounts payable and accrued liabilities .....................       (13,567)       121,671
     Change in investment payable ..............................................      (260,000)          --
     Change in Deferred Financing Fee ..........................................          --          (34,022)
     Depreciation and amortization .............................................         8,409          6,250
     Management fees receivable paid in stock ..................................       (16,700)
     Cumulative effect of conversion to BDC ....................................          --         (717,000)
                                                                                    ----------    -----------
       Net cash (used in) operating activities .................................    (1,450,660)      (250,166)

Cash flows from financing activities:
   Sale of common stock ........................................................       269,090        100,000
   (Issuance of) repayments on notes receivable ................................          --          (20,700)
   Borrowings under notes payable and debentures ...............................     4,557,918        322,312
(Repayments) on notes payable and debentures ...................................          --         (120,300)
                                                                                    ----------    -----------
       Net cash provided by financing activities ...............................     4,827,008        281,312

Cash flows from investing activities:
     Purchases of office equipment .............................................        (8,409)          --
     Website Costs .............................................................       (17,937)          --
     Investments funded ........................................................    (2,016,821)          --
                                                                                    ----------    -----------
          Net cash (used in) investment activities .............................    (2,043,167)          --


Net increase in cash and cash equivalents ......................................     1,333,181           --
Cash and cash equivalents at beginning of period ...............................       128,166         31,146
                                                                                    ----------    -----------
Cash and cash equivalents at end of period .....................................   $ 1,461,347    $    31,146
                                                                                   ===========    ===========


Supplemental schedule of non-cash financing and investing activities:
   Issuance of common stock upon investment in portfolio company ...............   $   411,333
   Issuance of debentures in return for equity in portfolio company ............       520,349
   Assumption of debentures upon investment in portfolio company ...............     1,150,369
     Issuance of common stock in satisfaction of investment payable ............       116,667
     Issuance of common stock upon conversion of debentures and accrued interest     2,191,995
     Assumption of debenture by subsidiary pursuant to share purchase agreement      1,900,000


       The notes to the financial statements are an integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                            STATEMENT OF INVESTMENTS
                               AS OF JUNE 30, 2006
                                   (UNAUDITED)

Portfolio Company                                  Investment                            June 30, 2006 (unaudited)
(Nature of Business)                                                            -------------------------------------------
                                                                                   Principal           Cost        Value
--------------------------------------------------------------------------------------------------------------------------
GS CleanTech Corporation
(F/K/A Veridium Corporation)(1)(2)      Series D Preferred Stock (1,000,000 shares) $     --     $  4,893,890  $  4,503,369
New York, NY                            8% Convertible Debenture                     1,466,810      1,466,810     1,466,810
(Technology Transfer)
---------------------------------------------------------------------------------------------------------------------------
GS Energy Corporation
(F/K/A INSEQ Corporation) (1) (3)       Series D Preferred Stock (1,000,000 shares)       --        1,588,967     1,599,302
New York, NY                            Series C Preferred Stock (400,000 shares)         --        1,550,369     1,550,369
(Manufacturing & Distribution)          8% Convertible Debenture                       202,343        202,343       202,343
---------------------------------------------------------------------------------------------------------------------------
GreenWorks Corporation  (4)             Common Stock (1,500,000 shares)                   --          942,000     3,176,390
Mount Arlington, New Jersey             8% Convertible Debenture                       232,591        232,591       232,591
(Engineering Services)
---------------------------------------------------------------------------------------------------------------------------
Ovation Products Corporation (5)        Common Stock (1,500,000 shares)                   --        1,000,000     1,000,000
Nashua, New Hampshire
(Clean Water Technologies)
---------------------------------------------------------------------------------------------------------------------------
BioEnergy Holdings, Inc.
(F/K/A Mean Green BioFuels Corp.) (5)    Common Stock (500,000 shares)                    --          176,335       176,335
New York, New York                      8% Convertible Debenture                       106,516        106,516       106,516
(BioFuels Production and Distribution)
---------------------------------------------------------------------------------------------------------------------------
Aerogel Composite, Inc. (6)             Common Stock (365 shares)                         --          436,667       436,667
Hartford, Connecticut
(Clean Energy & Emissions Technologies)
---------------------------------------------------------------------------------------------------------------------------
Sterling Planet, Inc. (7)               Common Stock (1,459,854 shares)              1,685,333      1,685,333     1,685,333
Norcross, Georgia
(Renewable Energy Sales)
---------------------------------------------------------------------------------------------------------------------------
TerraPass, Inc.  (7)                    Common Stock (68,717 membership units)            --          250,430       250,430
Menlo Park, California
 (Renewable Energy Sales)
---------------------------------------------------------------------------------------------------------------------------
General Ultrasonics Corporation (8)     Common Stock (1,000,000 shares)                   --              500           500
New York, New Jersey                    Series A Preferred Stock (1,000,000 shares)       --              500           500
(Clean Energy Technologies)             8% Convertible Debenture                       392,104        392,104       392,104
---------------------------------------------------------------------------------------------------------------------------
GS AgriFuels Corporation (1) (9)        Common Stock (901,800 shares)                     --              --         16,700
(F/K/A Hugo International Telecom, Inc) Series C Preferred Stock (1,000,000 shares)       --          311,000       311,000
Mount Arlington, New Jersey             8% Convertible Debenture                       260,863        260,863       260,863
(BioFuels Production and Distribution))
---------------------------------------------------------------------------------------------------------------------------
TDS (Telemedicine), Inc. (1) (10)       Common Stock (3,000,000 shares)                   --          103,000       247,250
Mount Arlington, New Jersey             8% Convertible Debenture                       278,015        278,015       278,015
(Development Stage)
---------------------------------------------------------------------------------------------------------------------------
General Hydrogen Corporation (11)       Common Stock (500,000 shares)                     --          500,000       500,000
Richmond, British Columbia, Canada
(Fuel Cell Technologies)
---------------------------------------------------------------------------------------------------------------------------

(1)  Denotes public company.


(2) This company was formerly called Veridium Corporation. The value reported here is based on an independent third party assessment of GS CleanTech's current enterprise value. The Company's holdings in GS CleanTech are dilution protected at 70% of the fully diluted capital stock of GS CleanTech until December 31, 2008. After taking account for the application of these dilution protections, the Company held 70% of GS CleanTech's fully diluted capital stock as of June 30, 2006.

(3) This company was formerly called INSEQ Corporation. The value reported here is based on an independent third party assessment of GS Energy's current enterprise value. The Company's stock holdings in GS Energy are dilution protected until December 31, 2006 at 80% of the fully diluted capital stock of GS Energy.

(4) The value reported here is based on an independent third party assessment of GreenWorks' current enterprise value.

(5) BioEnergy Holdings, Inc. was formerly called Mean Green BioFuels Corporation. The Company holds about 12% of Ovation Products Corporation and 100% of BioEnergy Holdings, Inc. The value for each of these companies is deemed to be equal to the Company's cost as of June 30, 2006.

(6)  The Company owns 30% of Aerogel. The Company's investment is shown at cost.

(7) The Company's investments in Sterling Planet, Inc., and TerraPass, Inc., are shown at cost.

(8) General Ultrasonics Corporation is a pre-revenue subsidiary owned 70% by the Company, the value of which is deemed to be equal to the Company's cost as of June 30, 2006.

(9) This company was formerly called Hugo International Telecom, Inc. The Company's holdings in GS AgriFuels Corporation, are shown here at cost. The Company holds 1,000,000 shares of this portfolio company's Series C Preferred Stock, which shares include a coupon of 8% and voting rights that are fixed at 80% until conversion.


(10) The Company's holdings in TDS are shown here at cost and are price protected in this amount. (11) The company holds about 3% of General Hydrogen Corporation. The Company's investment is shown at cost. The notes to the financial statements are an integral part of these statements.

                           GREENSHIFT CORPORATION AND
                                  SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION

GreenShift Corporation (f/k/a GreenWorks Corporation), a Delaware corporation ("we", "our", "us", "GreenShift" or the "Company"), is a closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act").

We were formerly known as GreenWorks Corporation and our former operations were conducted through our wholly owned subsidiary, GreenWorks Engineering Corporation. On April 1, 2005, we acquired majority equity stakes in GS CleanTech Corporation ("GS CleanTech") (OTC Bulletin Board: GSCT) and GS Energy Corporation ("GS Energy") (OTC Bulletin Board: GSEG) from affiliates of Kevin Kreisler, our chairman and chief executive officer. We subsequently filed an election on Form N54A pursuant to Section 54 of the 1940 Act to be regulated as a BDC, and we changed our name from "GreenWorks Corporation" to "GreenShift Corporation". We also changed the name of our former operating subsidiary from "GreenWorks Engineering Corporation" to "GreenWorks Corporation."

NAME CHANGES OF SUBSIDIARIES

Effective July 26, 2006, Hugo International Telecom, Inc. filed with the Delaware Secretary of State a certificate of amendment of its certificate of incorporation, changing its name to GS AgriFuels Corpoation (OTCBB: GSGF).

Effective July 18, 2006, Veridium Corporation filed with the Delaware Secretary of State a certificate of amendment of its certificate of incorporation changing its name to GS CleanTech Corporation (OTCBB: GSCT).

Effective July 18, 2006, Inseq Corporation filed with the Delaware Secretary of State a certificate of amendment of its certificate of incorporation changing its name to GS Energy Corporation (OTCBB: GSEG).

GreenShift's business model is to develop and support companies and technologies that facilitate the efficient use of natural resources and catalyze transformational environmental gains. GreenShift plans to use equity and debt capital to support and drive the value of its existing portfolio of companies and to make investments in a diversified mix of strategically compatible growth stage public and private businesses and technologies. GreenShift's portfolio as of June 30, 2006 included investments in the following proactive companies:

         Portfolio Company                                                               Type of Business
         ------------------------------------------------------------------------------------------------
o        GS CleanTech Corporation (OTCBB: GSCT)    ............ Clean Technology & Environmental Services
o        GS Energy Corporation (OTCBB: GSEG).................... Manufacturing & Commodities Distribution
o        GreenWorks Corporation .................................................... Engineering Services
o        Ovation Products Corporation .......................................... Clean Water Technologies
o        BioEnergy Holdings, Inc.................................... BioFuels Production and Distribution
o        Sterling Planet, Inc..................................................... Renewable Energy Sales
o        TerraPass, Inc. ......................................................... Renewable Energy Sales
o        General Ultrasonics Corporation .......................................Clean Energy Technologies
o        General Hydrogen Corporation...................................Fuel Cell Technologies & Products
o        GS AgriFuels Corporation (Pink Sheets: GSGF)...................................Development Stage
o        TDS (Telemedicine), Inc. (Pink Sheets: TDST).................................. Development Stage

In accordance with specific rules prescribed for investment companies, subsidiaries hold investments on behalf of the Company or provide substantial services to the Company. Portfolio investments are held for purposes of deriving investment income and future capital gains. The financial results of the Company's portfolio investments are not consolidated in the Company's financial statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed interim financial statements included herein, prepared by the Company for the three months and six months ended June 30, 2006 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and Article 10 of Regulation S-X. In the opinion of management, these financial statements include all adjustments which, except as described elsewhere herein, are of a normal recurring nature and are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

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

VALUATION OF PORTFOLIO INVESTMENTS

The Company has retained the services of an independent third party valuation company, Business Valuation Center of Reston, Virginia ("BVC"), to provide an assessment of the fair market value of the Company's investments. The Company's financial statements for the six months ended June 30, 2006 have been prepared in connection with BVC's conclusions as of December 31, 2005, and have been adjusted by the Company for any significant changes subsequent to December 31, 2005. BVC's conclusions were based on a variety of conventionally accepted valuation methods.

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

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

GOING CONCERN

The Company's financial statements for the six months ended June 30, 2006, were prepared assuming that the Company would continue as a going concern. At June 30, 2006, the Company had $1,461,347 in cash and total liabilities of $8,201,020. Due to this financial condition, the Company's auditors had issued a going concern note as these matters raised substantial doubt as to the Company's then-current ability to fund operations. The Company continues to seek alternative and multiple sources of financing to address its moving forward cash needs.

PER SHARE INFORMATION

Basic earnings per common share is calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per common share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. Earnings per share is computed after subtracting dividends on preferred shares.

While the Company's various debenture holders are subject to restrictions on conversion limiting ownership to certain minority percentages of our common stock, without this restriction our various debentures outstanding at June 30, 2006, could be converted into 78,297,843 shares at the respective conversion prices on June 30, 2006, which would dilute the interest of our current shareholders by over 60%.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The financial statements include portfolio investments at value of $18.4 million at June 30, 2006. At June 30, 2006, 89% of the Company's total assets represented portfolio investments whose fair values have been determined by the Board of Directors in good faith in the absence of readily available market values. Because of the inherent uncertainty of valuation, the Board of Directors' determined values may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

BUSINESS DEVELOPMENT COMPANY

The Company has elected to be treated as a business development company under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of the Company's business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities 1voting as a class.

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

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

4.       PORTFOLIO

The Company's investment activity principally involves providing financing through privately negotiated long-term debt and equity investments.

The Company's investments in private companies are generally illiquid and subject to restrictions on resale. Private finance investments are generally structured as loans and debt securities that carry a relatively high fixed rate of interest, which may be combined with equity features, such as conversion privileges, or warrants or options to purchase a portion of the portfolio company's equity at a pre-determined strike price, which is generally a nominal price for warrants or options in a private company. The annual stated interest rate is only one factor in pricing the investment relative to the Company's rights and priority in the portfolio company's capital structure, and will vary depending on many factors, including if the Company has received nominal cost equity or other components of investment return, such as loan origination fees or market discount. The stated interest rate may include some component of contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. At June 30, 2006, 100% of the Company's loans and debt securities had fixed interest rates.

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

The Company's largest investments at June 30, 2006, were in GS CleanTech Corporation ("GS CleanTech") (OTC Bulletin Board: GSCT), GS Energy Corporation ("GS Energy") (OTC Bulletin Board: GSEG), GreenWorks Corporation ("GreenWorks"), Sterling Planet, Inc. ("Sterling Planet"), and Ovation Products Corporation ("Ovation"), accounting for 30.7%, 16.1%, 5.6%, 8.1% and 4.8% respectively, of our total assets.

GS CLEANTECH CORPORATION

GS CleanTech (OTC Bulletin Board: GSCT) provides applied engineering and technology transfer services based on clean technologies and process innovations that make it cost-effective and easy to recycle and reuse resources.

During the three months ended June 30, 2006, the Company purchased convertible debentures in GS CleanTech totaling $253,408, earned $33,414 in interest income, and received no other related portfolio income from GS CleanTech.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman, chief executive officer and president of GS CleanTech Corporation. As the controlling shareholder of the Company, which is in turn the controlling shareholder of GS CleanTech, Mr. Kreisler has unconditionally guaranteed certain of GS CleanTech's debts with its creditors.

GS ENERGY CORPORATION

GS Energy Corporation (OTC Bulletin Board: GSEG) is a publicly traded corporation whose mission is to directly facilitate the efficient utilization of natural resources. GS Energy's Warnecke Design Services, Inc., a specialty equipment manufacturer, comprised the majority of GS Energy's operations as of June 30, 2006.

During the three months ended June 30, 2006, the Company earned $4,688 in interest income from GS Energy.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of GS Energy, and our president and chief financial officer, James Grainer, is also the president and chief financial officer of GS Energy. As the controlling shareholder of the Company, who is in turn the controlling shareholder of GS Energy, Mr. Kreisler and the Company have unconditionally guaranteed certain of GS Energy's debts with its creditors.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

During the three months ended June 30, 2006, the Company earned $4,754 in interest income from GreenWorks.

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

BIOENERGY HOLDINGS, INC.

BioEnergy  Holdings,   Inc.  (f/k/a  Mean  Green  BioFuels   Corporation)  is  a
development-stage company that the Company formed to finance, build and operate biofuels production and distribution infrastructure in the United States.

During three months ended June 30, 2006, the Company earned $2,052 in interest income from BioEnergy. Our chairman and chief executive officer, Kevin Kreisler, is the chairman of BioEnergy.

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

Under the terms of its agreement with Sterling, GreenShift purchased $1,685,333 in 8% convertible notes in Sterling, and warrants to purchase up to an additional $500,000 of Sterling common stock upon Sterling's completion of a larger venture capital raise. During the second quarter of 2006 GreenShift converted the $1,685,333 of convertible notes into 1,459,854 shares of Sterling Planet common stock.

During the three months ended June 30, 2006, the Company earned $30,645 in interest income and received no other related portfolio income from Sterling.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

GS AGRIFUELS CORPORATION ("GS AGRIFUELS")

GS AgriFuels is a development stage company whose plan for 2006 is to construct its initial agrifuels production facility. On August 20, 2005, the Company acquired 300,000 shares of GS AgriFuels Series B Preferred Stock for $300,000.

On June 7, 2006 GreenShift completed the transfer of Mean Green BioFuels, Inc. to GS AgriFuels. At the closing, GreenShift surrendered to GS AgriFuels 300,000 shares of GS AgriFuels Series B Preferred Stock (which was convertible into 67% of GS AgriFuels' fully-diluted capital stock). In exchange for the Mean Green BioFuels shares and the GS AgriFuels Series B Preferred Stock, GS AgriFuels: assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,900,000 and accrued interest of $49,631; issued to GreenShift Corporation 1,000,000 shares of Series C Preferred Stock. The Series C Preferred Stock is convertible into the greater of (a) 15,000,000 common shares or (b) a number of shares of common stock that will equal 80% of GS AgriFuels' fully-diluted common stock after conversion. GreenShift controls 80% of the voting power in GS AgriFuels by reason of its ownership of the Series C Preferred Stock. The holder of the Series C Preferred Stock has a liquidation preference of $.001 per share and does not accrue Dividends.

As of June 30, 2006, the Company purchased 8% convertible debentures in GS AgriFuels totaling $260,863. During the three months ended June 30, 2006, the Company earned $5,035 in interest income from GS AgriFuels. Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of GS AgriFuels.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

4.       PORTFOLIO (CONTINUED)

                         TDS TELEMEDICINE, INC. ("TDS")

TDS (Pink Sheets: TDST) is a development stage public company whose plan is to complete one or more acquisitions of strategically compatible companies. Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of TDS. As of March 31, 2006, the Company purchased 8% convertible debentures in TDS totaling $260,863 and beneficially owns about 5% of TDS. During the three months ended June 30, 2006, the Company earned $4,732 in interest income from TDS.

GENERAL ULTRASONICS CORPORATION

General Ultrasonics Corporation ("GUC") is a development stage company that owns the exclusive rights to a proprietary new ultrasonic reformation process uses water, hydrocarbons and high intensity ultrasonic energies to synthesize clean burning fuels including hydrogen. The process was designed for low cost reformation of standard petroleum hydrocarbon products, but has the capability to produce hydrogen-rich gases, other synthetic gases and fuels, and other products from qualified carbon-based, hydrocarbon-based, and other liquids, solids and gases.

GUC's business model is to leverage its technological capabilities to develop and commercialize innovative technologies, processes and products.

During three months ended June 30, 2006, the Company purchased convertible debentures in GUC totaling $392,104 and earned $7,155 in related interest income.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman, chief executive officer and president of GUC.

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

During six months ended June 30, 2006, the Company purchased 500,000 shares of common stock (approximately 3% of the outstanding common stock) of General Hydrogen for $500,000.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

5.       FINANCING ARRANGEMENTS

At  June  30,  2006,  the  Company  was  subject  to  the  following   financing
arrangements

                                                                       6/30/06
                                                                     -----------
Short-term borrowings ............................................   $    50,129

Current portion of convertible debentures:
   Candent Debenture, 5% convertible debentures, due December 2006     2,739,415
                                                                     -----------
     Total current portion of convertible debentures .............   $ 2,739,415

Convertible debt, net of current portion:
   Cornell Capital Partners, 5% convertible debenture ............   $ 5,090,369
   Discount on Cornell Debentures ................................   (4,683,139)
                                                                     -----------
   Total convertible debentures, net of current maturities .......   $   407,230

SHORT TERM BORROWINGS:

The Company has a variable interest rate line of credit with Lakeland Bank (7.5% at June 30, 2006), which had an outstanding balance of $53,879 as of June 30, 2006, representing the entire line.

CANDENT DEBENTURE

During the quarter ended June 30, 2006, Candent purchased an additional $527,000 in 5% debentures. As of June 30, 2006 the total amount due to Candent was $2,739,415, which amount is convertible into Company common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of the Company's common stock for the thirty days preceding conversion, with a conversion price floor of $.005, provided that the Company is not registered as a business development company under Section 54 of the Investment Company Act of 1940, as amended; and, provided further that in the event conversions are subsequently permissible the shareholder may not receive shares issuable upon any permissible conversion of any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of the Company's outstanding common stock, in which case the relevant number of conversion shares are held in escrow by the Company pending compliance with this limitation. The president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock of Candent is held in trust for the benefit of its president.

CORNELL DEBENTURES

In July 2005 Cornell Capital Partners purchased $565,000 in 5% convertible debentures, and in October 2005 Cornell purchased an addition $1,475,000 in 5% convertible debentures. These debentures are convertible into GreenShift's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GreenShift's common stock for the thirty days preceding conversion provided that GreenShift is not registered as a business development company under Section 54 of the Investment Company Act of 1940, as amended; and, provided further that the shareholder may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GreenShift's outstanding common stock, in which case the relevant number of conversion shares are held in escrow by the Company pending compliance with this limitation.

On February 7, 2006, Cornell purchased $3,050,369 in 5% debentures due on February 7, 2008 and committed to purchase an additional $1,900,000 in debentures on or before April 15, 2006. This debenture is convertible into GreenShift's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GreenShift's common stock for the thirty days preceding conversion provided that GreenShift is not registered as a business development company under Section 54 of the Investment Company Act of 1940, as amended; and, provided further that the shareholder may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GreenShift's outstanding common stock, in which case the relevant number of conversion shares are held in escrow by the Company pending compliance with this limitation.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

5.       FINANCING ARRANGEMENTS (CONTINUED)

CORNELL DEBENTURES (continued)

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

On June 7, 2006 GreenShift transferred its interests in Mean Green BioFuels, Inc. to its subsidiary, GS AgriFuels Corporation. In conjunction with this transfer, GS AgriFuels assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,900,000.

As of June 30, 2006, the total gross principal amount due to Cornell for the above noted debentures was $5,090,369.

DERIVATIVE LIABILITY On June 30, 2006, GreenShift withdrew its election to be regulated as a business development company. Based on the terms of the Cornell debentures, the debentures are convertible into GreenShift common stock if GreenShift ceases to be regulated as a business development company under
Section 54 of the Investment Company Act of 1940, as amended. The withdrawl of the election of business development company status resulted in the convertibility of Cornell debentures into GreenShift common stock, and due to the variable nature of the conversion option of the debentures, the Company determined that this conversion option required bifurcation and classification as a derivative liability under the provisions of SFAS 133.

The conversion feature was measured at fair value as of June 30, 2006, with the corresponding discount on the debt amortized over the term of the debt instrument. The total discount and derivative liability recorded was $4,683,139, upon which interest expense for the amortization of the discount will be recorded over the remaining term of the debentures. The derivative liability recorded will be adjusted to fair value for subsequent periods.

THE CORNELL DEBENTURE COULD INCREASE OUR OUTSTANDING SHARES BY OVER 47%

While Cornell is subject to restrictions on conversion of the Cornell Debenture limiting Cornell's ownership to 9.9% of our common stock, without this restriction the debenture could be converted into 50,903,690 shares at the market price on June 30, 2006. The issuance of these shares would dilute the interest of our current shareholders by over 47%.

The conversion features of the debentures issued by the Company prior to its election to be treated as a business development company were approved on April 11, 2005 by a vote of a Company shareholder holding the majority of the Company's voting power, Viridis Capital, a wholly owned affiliate of Kevin Kreisler, the Company's chairman and chief executive officer.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

6.       SHAREHOLDERS' EQUITY

FORM 1-E AND OFFERING CIRCULAR UNDER REGULATION E

The Company filed a Form 1-E and Offering Circular with the U.S. Securities and Exchange Commission on April 22, 2005, pursuant to which the Company offered for sale up to $5 million of its common stock. This offering commenced on May 6, 2005, pursuant to an exemption from registration in Regulation E of the 1940 Act as set forth in Rule 604(a) thereunder. GreenShift completed this offering in April 2006.

DEBENTURE CONVERSIONS

During the quarter ended June 30, 2006, there were no conversions of debentures into common stock.


7.       RELATED PARTY TRANSACTIONS

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

The entities that are currently a party to a management services agreement are the following: GS CleanTech Corporation, GS Energy Corporation, GreenWorks Corporation, GS AgriFuels Corporation and TDS (Telemedicine), Inc.

For the quarter ended June 30, 2006, the Company accrued $87,500 in management fees relating to the management services agreements with GS AgriFuels and TDS. For all other companies with which GreenShift has management services agreements, GreenShift did not recognize income for the second quarter of 2006 due to the fact that such fees may not be realizable in the near term.
GreenShift will recognize income for the management fees due from portfolio companies at such time that it determines that the fees are likely to be realizable.

TRANSACTIONS WITH GS ENERGY CORPORATION

On May 5, 2006, GreenShift converted 3,000,000,000 shares of GS Energy Corporation common stock and GreenShift's remaining GS Energy Series A Preferred Stock into 1,000,000 shares of GS Energy Series D Preferred Stock. GS Energy's Series D Preferred Stock may be converted by the holder into common stock. The conversion ratio is such that the full 1,000,000 shares will convert into common shares representing 80% of the GS Energy common shares outstanding after the conversion. The holder of Series D Preferred Stock may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Preferred Stock is convertible on the record date for the shareholder action. In the event that GS Energy declares a dividend payable to its common shareholders, the holders of Series D Preferred Stock will receive the dividend that would be payable if the Series D shares were converted into common shares. In the event of a liquidation of GS Energy, the holders of Series D shares will receive a preferential distribution of $0.001 per share, and will then share in the distribution as if the Series D shares had been converted into common shares.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

7.       RELATED PARTY TRANSACTIONS (CONTINUED)

TRANSACTIONS WITH GS AGRIFUELS

On June 7, 2006 GreenShift completed the sale of Mean Green BioFuels, Inc. to GS AgriFuels. At the closing, GreenShift also surrendered to GS AgriFuels 300,000 shares of GS AgriFuels Series B Preferred Stock (which was convertible into 67% of GS AgriFuels' fully-diluted capital stock). In exchange for the Mean Green BioFuels shares and the GS AgriFuels Series B Preferred Stock, GS AgriFuels assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631, and issued to GreenShift Corporation 1,000,000 shares of Series C Preferred Stock. GreenShift controls 80% of the voting power in GS AgriFuels by reason of its ownership of the Series C Preferred Stock.

GS AgriFuels is party to a management services agreement with GreenShift under which GreenShift has agreed to provide management assistance, financial support, and business development services. The agreement is for a term of five years and provides for GreenShift to receive $150,000 per year payable in cash or the Company's common stock. During the three months ended June 30, 2006, GreenShift recorded $37,500 in management fee income related to this agreement. In June 2006 GS AgriFuels issued to GreenShift 2,025,000 shares of GS AgriFuels common as payment for $37,500 in management fees. On May 15, 2006 GreenShift awarded $20,800 in bonuses to GreenShift employees, which GreenShift paid with 1,123,200 shares of GS AgriFuels common stock subsequent to receiving the shares.

On May 23, 2006, GreenShift entered into an amended management services agreement with GS AgriFuels that provides for the issuance to GreenShift of 6,000,000 five year options to purchase GS AgriFuels common stock, exercisable at $3.00 per share, at the later of December 31, 2006 or the commencement of construction of a biodiesel plant.


8.       SUBSEQUENT EVENTS

SALE OF PORTFOLIO HOLDINGS TO GS CLEANTECH

On July 1, 2006, GreenShift transferred to its subsidiary, GS CleanTech Corporation, 100% of the outstanding capital stock of GS EnviroServices, Inc. (f/k/a GreenWorks Corporation) and 100% of the outstanding capital stock of GS CleanTech Ventures, Inc. GS EnviroServices, Inc. owns an environmental engineering business called Enviro-Sciences (of Delaware) Corporation. GS CleanTech Ventures holds equity stakes in General Hydrogen Corporation, General Ultrasonics Corporation, Ovation Products Corporation, and Aerogel Composite, Inc. In exchange for the shares in GS EnviroServices and GS CleanTech Ventures, GS CleanTech assumed GreenShift's obligations under certain debentures in the principal amount of $1,900,000. GS CleanTech has also agreed to amend the Series D Preferred Stock now held by GreenShift to increase the portion of GS CleanTech's equity represented by the Series D shares from 70% to 80%.

SALE OF PORTFOLIO HOLDINGS TO GS ENERGY

On July 1, 2006, GreenShift transferred to its subsidiary, GS Energy Corporation ("GS Energy"), all of its interest in Sterling Planet, Inc. (approximately 10% of the capital stock), all of its interest in TerraPass, Inc. (approximately 10% of the capital stock), and all of the capital stock of four recently formed corporations: GS Solar, Inc., GS Wind, Inc., GS Hydro, Inc. and GS Wave, Inc. The latter four corporations were organized to engage in the development of clean energy projects. In exchange for the shares in the six corporations, GS Energy issued to GreenShift Corporation 450,000 shares of GS Energy Series C Preferred Stock, bringing to 2,000,000 the number of shares of GS Energy Series C Preferred Stock owned by GreenShift. GreenShift will be entitled to convert its 2,000,000 shares of GS Energy Series C Preferred Stock into 200,000,000 shares of GS Energy common stock. GreenShift will also be entitled to cast 200,000,000 votes at each meeting of GS Energy shareholders by reason of its ownership of the GS Energy Series C Preferred Stock. Each share of GS Energy Series C Preferred Stock will have a $1.00 preference over the common stock in the event of a liquidation of GS Energy.

WITHDRAWAL OF BUSINESS DEVELOPMENT COMPANY ELECTION

On June 30, 2006, GreenShift filed with the Securities and Exchange Commission a notice to withdraw its election to be regulated as a business development company. The withdrawal was effective at the close of business on June 30, 2006, and for reporting periods after July 1, 2006, as an operating company, the Company will consolidate its financial statements with subsidiaries.

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

OVERVIEW

During the quarter ended June 30, 2006, we conducted business as a business development company that provides long-term debt and equity investment capital to companies and technologies that facilitate the efficient use of natural resources and catalyze transformational environmental gains. Our financing is generally used to fund growth, acquisitions, buyouts, recapitalizations, note purchases, bridge financings, and other types of financings. We generally invest in private companies and companies that are public but that lack access to additional public capital or whose securities may not be marginable.

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

PORTFOLIO AND INVESTMENT ACTIVITY

The total portfolio at value, investment activity, and the yield on interest-bearing investments at and for the six months ended June 30, 2006, were as follows:

                                                                       6/30/06
                                                                     ----------
Portfolio at value                                                  $18,393,387
Investments funded                                                      535,508
Change in accrued or reinvested interest                                 78,987
Principal collections related to investment repayments or sales             --
Yield on interest-bearing investments                                     8.00%

The level of investment activity for investments funded and principal repayments for our investments can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. We believe that merger and acquisition activity in the middle market was strong during the second quarter of 2006, which when combined with a lower interest rate environment resulted in an increase in private finance investments funded, as well as increased repayments. The first quarter of the year tends to be a seasonally slower period for deal closings as the industry recovers from what is typically an active fourth quarter closing schedule.

Investments funded for the six months ended June 30, 2006, consisted of the following:

                                                                6/30/06
                                                               ---------
Companies more than 25% owned                                  $    --
Companies 5% to 25% owned                                        535,508
Companies less than 5% owned                                        --
Notes receivable                                                    --
                                                               ---------
   Total                                                       $535,508

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

At June 30, 2006, we had no outstanding investment commitments.

The Company's largest investments at June 30, 2006, were in GS CleanTech Corporation ("GS CleanTech") (OTC Bulletin Board: GSCT), GS Energy Corporation ("GS Energy") (OTC Bulletin Board: GSEG), GreenWorks Corporation ("GreenWorks"), Sterling Planet, Inc. ("Sterling Planet"), and Ovation Products Corporation ("Ovation"), accounting for 30.7%, 16.1%, 5.6%, 8.1%, and 4.8% respectively, of our total portfolio value.

GS CleanTech Corporation

At June 30, 2006 our investment in GS CleanTech totaled $6,360,230 at cost and $5,969,709 at value, or 30.7% of our total assets. Total interest and related portfolio income earned from our investment in GS CleanTech for the three months ended June 30, 2006, was $33,414. Net change in unrealized appreciation or depreciation for the six months ended June 30, 2006, includes no change of unrealized appreciation related to GS CleanTech.

GS CleanTech (OTC Bulletin Board: GSCT) is a publicly traded company provides applied engineering and technology transfer services based on clean technologies and process innovations that make it cost-effective and easy to recycle and reuse resources.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman, chief executive officer and president of GS CleanTech Corporation. As the controlling shareholder of the Company, who is in turn the controlling shareholder of GS CleanTech, Mr. Kreisler has unconditionally guaranteed certain of GS CleanTech's debts with its creditors.

GS Energy Corporation

At June 30, 2006, our investment in GS Energy totaled $3,341,679 at cost and $3,352,014 at value, or 16.1% of our total assets. Total interest and related portfolio income earned from our investment in GS Energy for the three months ended June 30, 2006, was $7,134. Net change in unrealized appreciation or depreciation for the three months ended June 30, 2006, includes no change in the unrealized depreciation related to GS Energy.

GS Energy (OTC Bulletin  Board:  GSEG) is a publicly  traded  corporation  whose
mission  is  to  directly  facilitate  the  efficient   utilization  of  natural
resources.

Our chairman and chief executive officer, Kevin Kreisler, is also the chairman of GS Energy, and our president and chief financial officer, James Grainer, is also the president and chief financial officer of GS Energy. As the controlling shareholder of the Company, who is in turn the controlling shareholder of GS Energy, Mr. Kreisler and the Company have unconditionally guaranteed certain of GS Energy's debts with its creditors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

GreenWorks Corporation

At June 30, 2006, our investment in GreenWorks totaled $1,174,591 at cost and $3,408,981 at value, or 5.6% of our total assets. Total related portfolio income earned from our investment in GreenWorks for the three months ended June 30, 2006, was $4,754 in interest income. Net change in unrealized appreciation or depreciation for the six months ended June 30, 2006, includes $0 unrealized appreciation related to GreenWorks.

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

Sterling Planet, Inc.

At June 30, 2006, our investment in Sterling totaled $1,685,333 at cost and $1,685,333 at value, or 8.1% of our total assets. Total interest and related portfolio income earned from our investment in Sterling for the three months ended June 30, 2006, was $16,689. Net change in unrealized appreciation or depreciation for the three months ended June 30, 2006, includes no unrealized appreciation related to Sterling.

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

Ovation Products Corporation

At June 30, 2006, our investment in Ovation totaled $1,000,000 at cost and $1,000,000 at value, or 4.8% of our total assets. We did not realize any interest or related portfolio income from our investment in Ovation for the six months ended June 30, 2006. Net change in unrealized appreciation or depreciation for the six months ended June 30, 2006, includes no unrealized appreciation related to Ovation.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Total Interest and Related Portfolio Equity Income

Total interest and related portfolio income includes interest and dividend income, loan payments, and fees and other income. We generated $92,943 in interest and dividend income during the three months ended June 30, 2006.

Fees and other income for the three months ended June 30, 2006 was composed of the following:

                                                                      6/30/06
                                                                     ---------
Management services provided to portfolio companies ...............   $87,500
Transactional and other services provided to portfolio companies ..      --
Structuring and diligence services provided for portfolio companies      --
Other income ......................................................      --
                                                                      -------
   Total ..........................................................   $87,500

Fees and other income are generally related to specific transactions or services and therefore may vary substantially from period to period depending on the level and types of services provided.

Operating Expenses

Operating expenses include interest, employee, and administrative expenses. Our interest expense is mostly associated with our various convertible debentures, and totaled $508,149 during the three months ended June 30, 2006. Employee expenses include salaries, employee benefits and bonuses, and totaled $172,177 during the three months ended June 30, 2006. Administrative expenses include legal and accounting fees, valuation assistance fees, insurance premiums, the cost of leases for our offices, stock record expenses, directors' fees, and various other expenses, and totaled $508,249 during the three months ended June 30, 2006. Change in the fair market value of derivatives relates to the conversion features of certain of our debentures and totaled $0 in income for the three months ended June 30, 2006.

Realized Gains and Losses

Net realized gains primarily result from the sale of equity securities associated with certain investments, and the sale of debt, bonds and preferred shares. Net realized gains for the three months ended June 30, 2006, were $0. When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, we had previously recorded to reflect the appreciated or depreciated value of the investment. For the three months ended June 30, 2006, we made no such reversals.

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

The Company relies on the services of an independent third party valuation company, Business Valuation Center of Reston, Virginia ("BVC"), to provide an independent assessment of the fair market value of the Company's investments. The Company's financial statements for the three months ended June 30, 2006 have been prepared in connection with BVC's conclusions as of December 31, 2005, and have been adjusted by the Company for any significant changes subsequent to December 31, 2005. BVC's conclusions were based on a variety of conventionally accepted valuation methods.

At June 30, 2006, portfolio investments recorded at fair value constituted greater than 88% of our total assets. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

At December 31, 2005, Business Valuation Center, Inc. ("BVC") assisted us by reviewing our valuations of our portfolio companies. For the remaining quarters in 2006, we intend to periodically obtain valuation assistance from BVC and possibly other third parties when deemed necessary. We currently anticipate that we will generally obtain assistance for all companies in the portfolio at least once during the course of the year. Valuation assistance may not be obtained for new companies that enter the portfolio after September 30 of any calendar year during that year. Professional fees for valuation assistance during the three months ended June 30, 2006 were approximately $0.

OTHER MATTERS

Per Share Amounts

All per share amounts included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section have been computed using the weighted average common shares outstanding to compute basic earnings per share, which were $0 with 108.2 million weighted average common shares outstanding for the three months ended June 30, 2006.

FINANCIAL CONDITIONS, LIQUIDITY AND CAPITAL RESOURCES

Our portfolio is expected to generate cash flow from which we plan to fund operating expenses and fund new investment activity. Cash generated from the portfolio includes cash flow from net investment income and net realized gains and principal collections related to investment repayments or sales. Cash used by our operating activities before new investment activity for the three months ended June 30, 2006, was $581,928.

From the cash provided by operating activities before new investments, we make new portfolio investments, fund our operating activities, and pay dividends to shareholders. We also raise new debt and equity capital from time to time in order to fund our investments and operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

We paid no dividends during the three months ended June 30, 2006, and we do not expect to do so in the near future. Dividends will generally be determined based upon an estimate of annual taxable income, which includes our taxable interest, dividend and fee income, as well as taxable net capital gains. As discussed above, taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends and the amortization of discounts and fees. Cash collections of income resulting from contractual payment-in-kind interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

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

At June 30, 2006 our total assets, total debt outstanding, total shareholders' equity, debt to equity ratio and asset coverage for senior indebtedness were as follows:

                                 6/30/06
                                 -------
Total assets .............   $20,597,155
Total debt outstanding ...     8,201,020
Total shareholders' equity    12,396,135
Debt to equity ratio .....          0.66
Asset coverage ratio(1) ..          252%

(1) As a business development company, we are generally required to maintain a minimum ratio of 200% of total assets to total borrowings.

We currently target a debt to equity ratio ranging between 0.75:1.00 to 1.00:1.00. We believe that it is prudent to operate with a larger equity capital base and less leverage, but we may from time to time increase our leverage to exploit compelling investment opportunities. During the three months ended June 30, 2006, we completed $2,427,000 in debt financing to provide cash for our operations and investments.

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

Viridis Capital, LLC, an affiliate of Kevin Kreisler, our chairman and chief executive officer, owns the majority of our common stock. Accordingly, Viridis will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also has the power to prevent or cause a change in control. The interests of Viridis may differ from the interests of the other stockholders.

The issuance of shares under our agreements with Cornell Capital Partners could increase our outstanding shares by over 47%.

While Cornell is subject to restrictions on conversion of the Cornell Debenture limiting Cornell's ownership to 9.9% of our common stock, without this restriction the Cornell Debenture could be converted into 50,903,690 shares at the market price on June 30, 2006, which would dilute the interest of our current shareholders by over 47%.

Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments.

At June 30, 2006, portfolio investments recorded at fair value were approximately 89% of our total assets. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

The Company relies on the services of an independent third party valuation company, Business Valuation Center of Reston, Virginia ("BVC"), to provide an independent assessment of the fair market value of the Company's investments. The Company's financial statements for the three months ended June 30, 2006 have been prepared in connection with BVC's conclusions as of December 31, 2005, and have been adjusted by the Company for any significant changes subsequent to December 31, 2005. BVC's conclusions were based on a variety of conventionally accepted valuation methods. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Without a

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

BUSINESS RISK FACTORS

readily available market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

We purchase controlling equity positions in companies and our total debt and equity investment in controlled companies may be significant individually or in the aggregate. Investments in controlled portfolio companies are generally larger and in fewer companies than our investments in companies that we do not control. As a result, if a significant investment in one or more controlled companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our largest investments at June 30, 2006, were in GS CleanTech, GS Energy, GreenWorks, Sterling Planet, and Ovation accounting for 30.7%, 16.1%, 5.6%, 8.1%, and 4.8% respectively, of our total assets value, of which GS CleanTech, GS Energy and GreenWorks continue to struggle with liquidity and operational issues relating to each of their businesses, including, as applicable, cash flow restrictions, working deficiencies, and ongoing settlement negotiations of outstanding payroll taxation and environmental regulatory matters. Specifically, GreenWorks' wholly-owned subsidiary, ESI, is currently resolving outstanding payroll tax liabilities arising from its former operations prior to ESI's acquisition of the assets of ESI-NJ.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. At June 30, 2006, we had $7.9 million of outstanding indebtedness bearing a weighted average annual interest cost of about 5%. In order for us to cover these annual interest payments on indebtedness, we must achieve annual returns on our assets of at least 2%.

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

o significant volatility in the market price and trading volume of securities traded on the OTC Bulletin Board companies;

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

(b) There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended June 30, 2006:

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

GREENSHIFT CORPORATION

                /S/      KEVIN KREISLER
                -----------------------
By:                      KEVIN KREISLER
                         Chairman and Chief Executive Officer

Date:                    August 21, 2006

                /S/      JAMES GRAINER
                ----------------------
By:                      JAMES GRAINER
                         President and Chief Financial Officer

Date:                    August 21, 2006