Form 10QSB
period 2006-09-30
GREENSHIFT CORP
filed 2006-11-21
CIK 1102414

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

                          COMMISSION FILE NO.: 0-28887



                             GREENSHIFT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                            22-3328734
--------------------------------------------------------------------------------
(State of other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)


One Penn Plaza, Suite 1612, New York, New York                          10119
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



The number of outstanding shares of common stock as of November 20, 2006 was 113,652,635.



Transitional Small Business Disclosure Format:  Yes         No  X
                                                    ---        ---

                             GREENSHIFT CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)................................................................3
                  Consolidated Balance Sheet - September 30, 2006 (unaudited).....................................4
                  Consolidated Statements of Operations - for the Three and Nine Months Ended
                     September 30, 2006 (unaudited) and 2005 (unaudited)..........................................6
                  Consolidated Statements of Cash Flows - for the Nine Months Ended
                    September 30, 2006 (unaudited) and 2005 (unaudited)...........................................7
                  Notes to Consolidated Financial Statements.....................................................10
Item 2.           Management's Discussion and Analysis or Plan of Operation......................................28
Item 3.           Controls and Procedures........................................................................34

Part II           Other Information
Item 1.           Legal Proceedings..............................................................................35
Item 2.           Changes in Securities..........................................................................35
Item 3.           Defaults upon Senior Securities................................................................35
Item 4.           Submission of Matters to a Vote of Security Holders............................................35
Item 5.           Other Information .............................................................................35
Item 6.           Exhibits and Reports on Form 8K................................................................35

Signatures

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED FOR SEPTEMBER 30, 2006)


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

  ASSETS

  Current Assets:
   Cash ......................................................................   $ 3,508,704
   Accounts Receivable, net ..................................................     3,780,921
   Note Receivable ...........................................................       751,832
   Unbilled Revenue ..........................................................       266,848
   Accrued Interest Receivable-Unconsolidated Subsidiaries ...................       118,338
   Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts       401,046
   Inventory .................................................................     1,832,287
   Prepaid Expenses and Other Current Assets .................................       586,634
                                                                                 -----------
     Total Current Assets ....................................................    11,246,610

Net Fixed Assets .............................................................     2,361,318

Other Assets:
   Investment in Unconsolidated Subsidiaries at Cost .........................     5,937,382
   Investment in Unconsolidated Subsidiary - Equity Method ...................       303,078
   Project Development Costs .................................................        20,000
   Deferred Financing Fees ...................................................     1,073,605
   Intangible Assets and License Agreements ..................................       110,000
   Other Assets ..............................................................       371,634
   Property Held for Sale ....................................................        59,298
   Net Noncurrent Assets of Discontinued Operations ..........................        99,300
   Costs and Estimated Earnings in Excess of Billings on Uncompleted Contract        223,569
   Goodwill ..................................................................     7,117,586
                                                                                 -----------
     Total Other Assets ......................................................    15,315,452
                                                                                 -----------

TOTAL ASSETS .................................................................   $28,923,380
                                                                                 ===========


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                             (UNAUDITED) (CONTINUED)

  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts Payable and Accrued Expenses ....................................   $  6,124,574
   Derivative Liability .....................................................      7,154,762
   Short-Term Borrowings ....................................................         63,354
   Current Portion of Long Term Debt ........................................        832,199
   Current Portion of Liabilities Under Capital Lease .......................         24,038
   Line of Credit ...........................................................      1,196,972
   Income Taxes Payable .....................................................         91,500
   Current Portion of Convertible Debentures, Net of Discounts ..............      5,161,635
   Deferred Revenue .........................................................        125,000
   Billings in Excess of Cost and Estimated Earnings on Uncompleted Contracts        407,910
   Liabilities of Discontinued Operations ...................................        742,628
                                                                                ------------
     Total Current Liabilities ..............................................     21,924,572

   Long Term Leases Payable .................................................         38,691
   Long Term Debt, Net of Current Maturities ................................      1,075,554
   Convertible Debentures, Net of Current Portion and Discounts .............      8,152,589
   Accrued Liabilities ......................................................        114,462
   Deferred Revenue .........................................................        336,798
                                                                                ------------
     Total Long Term Liabilities ............................................      9,718,094
                                                                                ------------

TOTAL LIABILITIES ...........................................................     31,642,666

Minority Interest in Consolidated Subsidiary ................................      1,695,158

STOCKHOLDERS' DEFICIENCY

Series C Preferred Stock, $0.001 par value; 1,000,000
authorized and outstanding ..................................................          1,000
Common stock, $0.01 par value; 200,000,000 shares authorized
   113,652,635 issued and outstanding) ......................................        113,652
Additional Paid-in-Capital ..................................................     59,794,063
Accumulated Deficit .........................................................    (63,736,006)
                                                                                ------------
Total Stockholders' Deficiency ..............................................     (3,827,291)

Deficit in Variable Interest Entity .........................................       (587,153)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ..............................   $ 28,923,380
                                                                                ============



                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

                                                           FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                   ENDED                         ENDED
                                                    ---------------------------------------------------------------
                                                      9/30/2006        9/30/2005         9/30/2006        9/30/2005
                                                    ---------------------------------------------------------------

Revenue .........................................   $   5,952,010    $   4,596,214    $  17,260,649    $  14,494,896
Cost of Revenues ................................       4,311,149        2,698,988       12,297,390        9,567,019
                                                    -------------    -------------    -------------    -------------
Gross Profit ....................................       1,640,861        1,897,226        4,963,259        4,927,877

Operating Expenses:
   Selling Expenses .............................         119,671          398,770        2,232,563        2,728,762
   General and Administrative Expenses ..........       1,910,187          863,102        4,680,144        2,199,676
   Research and Development .....................          21,012             --             55,957             --
   Stock Based Compensation .....................         601,576             --          3,186,275          925,837
                                                    -------------    -------------    -------------    -------------
     Total Operating Expenses ...................       2,652,446        1,261,872       10,154,939        5,854,275
                                                    =============    =============    =============    =============

Operating (Loss) Income .........................      (1,011,585)         635,354       (5,191,680)        (926,398)

     Other Income (Expense):
   Other Expense from Settlements ...............         (33,967)            --               --               --
   Change in Fair Value of Derivative Instruments       7,996,848             --          5,036,655             --
   Interest Expense .............................         (86,012)        (340,646)      (1,261,291)      (1,006,486)
   Amortization Expense, Intangible Assets ......         (15,009)           6,676         (140,467)         (45,024)
   Amortization Expense, Deferred Financing Costs        (565,243)            --           (615,954)          67,197
   Amortization of Debt Discount ................      (6,593,825)            --         (6,593,825)            --
   Impairment of Long Lived Asset ...............        (122,887)            --           (190,103)            --
   Miscellaneous Income (Expense) ...............        (106,450)            --            (37,965)            --
   Forgiveness of Interest and Finance Charges ..            --               --            125,484             --
   Write Down of Investment .....................        (436,667)            --           (436,667)            --
   Gain (Loss) on Sale of Fixed Assets ..........             500             --            (40,302)           4,144
                                                    -------------    -------------    -------------    -------------

     Total Other Expense, Net ...................          37,288         (333,970)      (4,154,435)        (980,169)
                                                    =============    =============    =============    =============

Loss before Provision for Income Taxes ..........        (974,297)         301,384       (9,346,115)      (1,906,567)

Provision for Income Taxes ......................          (6,884)            (598)        (121,193)         (14,445)
                                                    -------------    -------------    -------------    -------------

Net (Loss) Income from Continuing Operations ....        (981,181)         300,786       (9,467,308)      (1,921,012)

Discontinued Operations: ........................         (30,708)      (3,978,342)         (41,072)      (3,965,413)
                                                    -------------    -------------    -------------    -------------

Net Loss before Minority Interest ...............      (1,011,889)      (3,677,556)      (9,508,380)      (5,886,425)
                                                    -------------    -------------    -------------    -------------

Minority Interest ...............................         199,432          578,829          393,541          771,494
                                                    -------------    -------------    -------------    -------------

     Net Loss ...................................   $    (812,457)   $  (3,098,727)   $  (9,114,839)   $  (5,114,931)
                                                    =============    =============    =============    =============

Basic and Diluted Income (Loss) Per Share:

Continuing Operations ...........................   $       (0.01)   $        0.01    $       (0.08)   $       (0.05)

Discontinued Operations .........................   $        0.00    $       (0.05)   $        0.00    $       (0.19)
                                                    -------------    -------------    -------------    -------------

Income/(Loss) Per Share, Basic and Diluted ......   $       (0.01)   $       (0.04)   $       (0.08    $       (0.24)


Weighted Average Shares of Common Stock
    Outstanding, Basic and Diluted ..............     112,202,507       77,835,337      109,166,859       21,174,985
                                                    =============    =============    =============    =============


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

  CASH FLOWS FROM OPERATING ACTIVITIES                                               9/30/2006       9/30/2005
                                                                                   -----------       -----------
  Net Loss ....................................................................     (9,114,839)     (5,114,931)
  Adjustments to reconcile net loss to net cash used in
   operating activities
     Depreciation and amortization ............................................        332,535        159,624
     Write down of long term investment .......................................        436,667            --
     Bad debt recovery ........................................................         53,674            --
     Stock based compensation .................................................      3,186,275            --
     Gain on settlement of debt ...............................................       (213,240)           --
     Amortization of website costs ............................................        235,128          45,024
     Amortization of deferred financing costs .................................        615,954         259,073
    Amortization of note payable discount .....................................      6,593,825            --
    Amortization of BCF - related party .......................................         15,124            --
    Interest expense associated with intrinsic value of convertible debt ......           --           141,429
    Equity issued in exchange for services and accrued interest ...............         69,513         951,474
    Amortization of warrants ..................................................          4,013            --
    Accrued interest, dividends and fees receivable ...........................           --           (40,866)
    Provision for doubtful accounts ...........................................           --            (3,324)
    Interest paid directly from lender ........................................           --            88,803
    Loss on Sale of Fixed Assets ..............................................         40,302          94,541
    Gain on forgiveness of debt ...............................................       (125,485)        (67,197)
    Change in discontinued operations .........................................       (583,080)      3,507,725
    Minority interest .........................................................       (248,883)       (597,130)
    Income from equity method investments .....................................        (18,667)           --
    Loss from variable interest entity ........................................       (144,658)       (174,364)
      Change in fair value of derivative instruments ..........................     (5,036,655)           --
Changes in assets and liabilities,
    Accounts Receivable .......................................................       (877,764)       (468,525)
    Costs and estimated earnings in excess billings on uncompleted contracts ..        374,768          25,383
    Accrued interest receivable ...............................................          4,621            --
    Inventories ...............................................................     (1,925,527)           --
    Work in progress inventory ................................................           --             8,588
    Prepaid expenses and other current assets .................................       (811,730)        (84,143)
    Accounts payable and accrued expenses .....................................        353,578        (161,570)
    Unearned Revenue ..........................................................           --               716
    Unbilled Revenues .........................................................        293,228        (124,292)
    Billings in excess of costs and estimated earnings on uncompleted contracts          1,949        (101,563)
    Estimated losses on contracts in progress .................................           --           (56,054)
    Deferred stock based compensation .........................................           --          (225,000)
    Deferred Revenue ..........................................................        (86,368)        (41,633)
    Other Assets ..............................................................           --              (265)
    Deferred taxes ............................................................         90,000            --
    Other liabilities .........................................................       (234,490)           --
    Liabilities to be disposed of .............................................           --          (352,736)
                                                                                  ------------    ------------

  Net cash used in operating activities .......................................     (6,720,232)     (2,331,213)



                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

  CASH FLOWS FROM INVESTING ACTIVITIES ........................................    9/30/2006       9/30/2005
                                                                                  ------------    ------------
  Change in deposit ...........................................................         (3,438)        (88,799)
  Investment in unconsolidated entity .........................................     (2,501,324)           --
  Restricted cash released from restrictions ..................................         29,254            --
  Project development cost ....................................................        (20,000)           --
  Additional Permit ...........................................................           --           (16,500)
  Proceeds from Sale of Fixed Assets ..........................................           --             3,042
  Additions to and acquisition of property, plant and equipment ...............       (274,242)       (135,440)
  Cash paid on purchase of subsidiary .........................................           --           (50,000)
  Cash acquired on purchase of subsidiaries ...................................           --           370,444
  Issuance of notes receivable ................................................     (1,182,099)       (707,949)
  Investments funded ..........................................................       (119,745)           --
                                                                                  ------------    ------------

    Net cash used in investing activities .....................................     (4,071,594)       (625,202)

CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of short-term borrowings ..........................................       (224,736)       (190,250)
  Repayment of current maturities of long-term debt, net ......................           --          (125,394)
  Proceeds of Term Financing ..................................................           --         3,166,782
  Repayment of long-term debt, net ............................................       (182,980)           --
  Repayment of term financing .................................................       (100,000)           --
  Repayment of investment payable .............................................       (540,000)           --
  Investment in subsidiary ....................................................       (261,327)           --
  Conversion of minority interest .............................................        (50,000)           --
  Payment of deferred financing fees ..........................................       (310,749)           --
  Proceeds from sale of common stock ..........................................        269,090         100,000
  Proceeds from exercise of stock options in subsidiary .......................        332,155            --
  Proceeds from notes payable - non affiliated parties ........................        186,012            --
  Repayment of Laurus Financing ...............................................           --           (82,244)
  Repayment of Convertible Debenture ..........................................        (78,000)           --
  Proceeds from leases payable ................................................         38,691            --
  Repayment of obligations under capital leases ...............................           --           615,000
  Proceeds from issuance of convertible debt ..................................     14,543,139         (68,000)
  Payment of financing costs ..................................................           --           (16,066)
  Principal payments - mortgages and short term notes .........................           --          (949,563)
  Installment Loans Payable ...................................................           --           (30,380)
  Loans from shareholders .....................................................           --          (234,931)
                                                                                  ------------    ------------

Net cash provided by financing activities .....................................     13,621,295       2,184,954
(Decrease) Increase in cash ...................................................      2,829,469        (771,461)
Cash at beginning of period ...................................................        679,235       1,140,912
                                                                                  ------------    ------------
Cash at end of period .........................................................   $  3,508,704    $    369,451
                                                                                  ============    ============



                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED) (CONTINUED)



  SUPPLEMENTAL STATEMENT OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES: ...................................................     9/30/2006      9/30/2005
                                                                                  ------------    ------------

  Cash paid during the period for interest ....................................   $    524,858    $    168,907
                                                                                  ============    ============
  Payment of Laurus financing/accrued interest with proceeds
  of Cornell Capital Financing ................................................   $  2,193,047    $       --
                                                                                  ============    ============

  Deferred Financing costs paid with proceeds of Cornell Capital Financing ....   $    455,000    $       --
                                                                                  ============    ============

  Vehicles purchased via financing ............................................   $     71,145    $       --
                                                                                  ============    ============
  Incurrence of Term financing ................................................   $       --      $    178,000
                                                                                  ============    ============

  Issuance of convertible debentures upon conversion of debt ..................   $  2,786,919    $  2,384,255
                                                                                  ============    ============

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1        BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by GreenShift Corporation ("GreenShift" or "the Company"), pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year.

2        NATURE OF OPERATIONS

On July 1, 2006, GreenShift Corporation, Inc. (the "Company") changed the nature of its business so as to cease to be a business development company and to actively engage as an operating company. The Company owns and operates entities that develop and support clean technologies that facilitate the efficient use of natural resources and catalyze transformational environmental gains. During the nine months ended September 30, 2006 the Company's operations were administered through the following Companies:

o GS CleanTech Corporation ("GS CleanTech") (OTC Bulletin Board: GSCT) - Clean Technology and Process Engineering

o GS AgriFuels Corporation ("GS AgriFuels") (OTC Bulletin Board: GSGF) - Clean Fuels Production and Sales

o GS Energy Corporation ("GS Energy") (OTC Bulletin Board: GSEG) - Clean Energy Production and Sales

3        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $9,114,839 for the nine months ended September 30, 2006. As of September 30, 2006 the Company had $3,508,704 in cash, its current liabilities exceeded current assets by $10,677,962 and it used cash in operations of $6,720,232. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans include raising additional proceeds from debt and equity transactions to fund operations and to increase revenue and cut expenses to reduce the loss from operations. There can be no assurances that the Company will be able to eliminate both its working capital deficit and its operating losses. The accompanying financial statements do not contain any adjustments, which may be required as a result of this uncertainty.

4        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

For the period ended September 30, 2006, the accompanying consolidated financial statements include all accounts of the Company and its subsidiaries along with an entity which the Company is a primary beneficiary under FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" (FIN 46R). All significant intercompany balances and transactions were eliminated in consolidation.


USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period. Actual results could differ from management's estimates.

                   GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured.

The Company provides environmental services that involve transportation and disposal of industrial waste. Revenues for the transportation and disposal of waste using Company resources that are disposed of at a third party location are recognized when the waste is delivered to the third party for processing and disposal. Revenues for the transportation and disposal of industrial waste using a third party that is disposed of at the third party location is recognized when the waste is delivered to the third party for processing and disposal. Revenues for the transportation and disposal of industrial waste that is disposed of at the Company's facility is recognized when the Company has received the waste at its facility due to the fact that the customer has no additional recourse and no additional services are provided to the customer after the waste is received.

Revenue from fixed priced contracts is recognized on the percentage of completion method, measured by the percentage of actual costs incurred to the estimated costs to complete. Changes in job performance and job conditions may affect total estimated costs and result in revisions to costs and revenues that affect future periods. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

The liability "deferred revenue" represents amounts invoiced to customers for deposits and partial payments on orders or projects not complete for delivery. The revenue, along with the project costs, is recognized upon delivery or completion of the project for the customer.

Revenues from cost-plus-fee projects (time and material jobs) are recognized at billable hourly rates as the services are rendered. Other revenue is recorded on the basis of performance of services or shipment of products.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For accounts payable and accrued expenses, the carrying amount approximates fair value because of the short term maturity of these instruments.

Fair value estimates are made at a specific point in time, based on the terms of the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

INVENTORIES

Due to the long lead times to obtain some components, the Company maintains an inventory of centrifuges and related parts. Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. Inventory at September 30, 2006 consists solely of finished goods.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are net of $100,906 in allowance for doubtful accounts at September 30, 2006. Credit is extended by the Company's subsidiaries after a credit review by management that is based on a customer's ability to perform its obligations. Such reviews are regularly updated. The allowance for doubtful accounts is based upon agings of customer balances and specific account reviews by management. The Company has no concentration of credit risks and generally does not require collateral or other security from its customers.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during this period. Potential common shares include shares issuable upon exercise of warrants.

At September 30, 2006 outstanding warrants to purchase the Company's stock totaled 45,000,000. Such warrants are excluded from the Company's diluted loss per share computation for the three and the nine month periods ended September 30, 2006 because the Company incurred a loss from operations for both periods and the inclusion of the warrants has an anti-dilutive effect on loss per share.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost, including costs as determined by the allocation of the purchase price in business acquisitions accounted for using the purchase method, and depreciated over their estimated useful lives using the straight-line method for financial statement purposes. Estimated useful lives in years for depreciation are as follows: 25 to 40 for buildings and improvements; 7 to 12 for machinery and equipment; 5 to 8 for computer systems; 7 to 10 for furniture and fixtures. Additions, betterments and replacements are capitalized, while expenditures for repairs and maintenance are charged to operations when incurred. As units of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets, including property and equipment, be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Impairment is measured as the difference between carrying value and fair market value. Fair value is based on appraised values or estimated sales values of similar assets in recent transactions. SFAS No. 144 also requires companies to separately report discontinued operations for a component of an entity that has been disposed of or is classified as held for sale.

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology.

Intangibles with definite lives consist primarily of patents, which have useful lives and are subject to impairment testing in the event of certain indicators. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

At September 30, 2006, the Company's balance sheet included intangible assets with an aggregate carrying value of approximately $7,227,586, representing approximately 25% of total assets and including approximately $7,117,586 in goodwill. This goodwill was recorded in connection with the series of acquisitions completed by the Company since April 1, 2005. Generally accepted accounting principles require that the Company assess the fair values of acquired entities at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate that, more likely than not, the fair value of a reporting segment has been reduced below its carrying amount. If there is a determination that the fair value of an acquired entity is less than the corresponding net assets amount, including goodwill, an impairment loss would be identified and recorded at that time.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs paid to or warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, fair value of the derivative conversion feature, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. Amortization expense related to these costs and discounts were $7,209,779, and ($67,197) for the nine months ended September 30, 2006 and 2005, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and
Potentially Settled in, a Company's Own Stock," require all derivatives to be recorded on the balance sheet at fair value. The embedded derivatives are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. The pricing model we use for determining fair value of our derivatives is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income.

INCOME TAXES

Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred income tax assets, which relate primarily to net operating loss carry-forwards, have been offset by a valuation allowance for the same amount for all financial statement periods presented and differences in the basis in property, equipment and intangible assets.

LOAN AND DEBT SECURITIES

For loans and debt securities, fair value generally approximates cost unless the borrower's enterprise value, overall financial condition or other factors lead to a determination of fair value at a different amount.

When the Company issues nominal cost warrants or free equity securities ("nominal cost equity"), the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. At that time, the original issue discount basis of the nominal cost equity is recorded by increasing the cost basis in the equity and decreasing the cost basis in the related debt securities.

EQUITY AND COST METHOD INVESTMENTS

The Company uses the equity method of accounting for investments in equity securities in which it has more than a 20% interest, but does not have a controlling interest and is not the primary beneficiary. The Company uses the cost method of accounting for investments in equity securities in which it has a less than 20% equity interest and virtually no influence over the investee's operations.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 5       FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of September 30, 2006:

Short-term borrowings
   Vendor composition plans ............................   $    16,975
    Loan payable-overdraft line ........................         1,300
    Loan payable-Lakeland Bank .........................        45,079
                                                           -----------
     Total short term borrowings .......................   $    63,354

Current maturities of long-term debt:
   Note payable - due to non affiliated parties ........   $   335,475
   Line of credit ......................................     1,196,972
   Vehicle loans and other installment loans ...........       167,465
   Mortgages and other term notes ......................       329,259
                                                           -----------
      Total current maturities of long-term debt .......   $ 2,029,171

Current portion of convertible debentures:
   Cornell Capital convertible debenture (July 2005) ...   $   465,000
   Cornell Capital convertible debenture (October 2005)      1,010,000
   Cornell Capital convertible debenture (February 2006)     1,150,369
   Cornell Capital convertible debenture (February 2006)     1,900,000
   Cornell Capital convertible debenture (April 2006) ..     2,102,147
   Convertible debenture - Candent Corporation .........     2,739,415
   Convertible debenture - Serenity Capital, LLC .......       300,000
   Convertible debenture - Cyrus Capital, LLC ..........       100,000
   Note Discounts ......................................    (4,605,296)
                                                           -----------
       Total current portion of convertible debentures .   $ 5,161,635

Long-term debt:
   Vehicle loan, net of current ........................   $   296,997
   Notes payable - due to non-affiliated parties .......       111,679
    Mortgages payable and other installment
     loans, net of current portion .....................       666,878
                                                           -----------
      Total long-term debt .............................   $ 1,075,554

Convertible debentures, non-current
   Cornell Capital convertible debenture (April 2006) ..     4,400,000
   Cornell Capital convertible debenture (February 2006)     1,949,631
   Cornell Capital convertible debenture (June 2006) ...     5,500,000
   Note Discounts ......................................    (3,697,042)
                                                           -----------
     Total convertible debentures, non-current .........   $ 8,152,589

The convertible debentures noted above are convertible into the common stock of the following companies:

     GreenShift ........................................   $ 5,364,784

     GS CleanTech ......................................   $ 8,802,147

     GS AgriFuels ......................................   $ 7,449,631

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 5       FINANCING ARRANGEMENTS (CONTINUED)

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of September 30, 2006 and the Company's ability to meet such obligations:

Year                                         Amount
----                                         -------
2006 - 2007 ............................   $11,843,673
2007 - 2008 ............................       413,835
2008 - 2009 ............................    12,128,371
2009 - 2010 ............................        99,216
2010 - 2011 ............................        45,945
Thereafter .............................       253,601
----------------------------------------   -----------
Total minimum payments due under current
  and long-term obligations ............   $24,784,641
                                           ===========

SHORT TERM BORROWING - LOAN PAYABLE LAKELAND BANK:

The Company has a variable interest rate line of credit with Lakeland Bank (7.5% at September, 2006), which had an outstanding balance of $45,079 as of September 30, 2006.

LINE OF CREDIT

A subsidiary of GS CleanTech has a credit line of $1,350,000 which bears interest at the bank's base rate plus three-quarters of one percent. The line is secured by all corporate assets of GS CleanTech's subsidiary f/k/a Enviro-Sciences of New Jersey (ESI) and was subject to renewal on January 16, 2004. The line remains orally extended since January 2004. As of September 30, 2006 there is a balance of $ 1,196,972 drawn on the credit line.

The business loan agreement document underlying the credit line agreement has the following required financial covenants, none of which is met as of September 30, 2006.

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

CORNELL CAPITAL CONVERTIBLE  DEBENTURES - GREENSHIFT

In July 2005 Cornell Capital Partners purchased $565,000 in 5% convertible debentures, and in October 2005 Cornell purchased an addition $1,475,000 in 5% convertible debentures. These debentures are convertible into GreenShift's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GreenShift's common stock for the thirty days preceding conversion provided that GreenShift is not registered as a business development company under Section 54 of the Investment Company Act of 1940, as amended; and, provided further that the shareholder may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GreenShift's outstanding common stock, in which case the relevant number of conversion shares are held in escrow by the Company pending compliance with this limitation. During the quarter ended September 30, 2006, Cornell effected conversions on the July 2005 and October 2005 debentures of $100,000 and $465,000, respectively.

On February 7, 2006, Cornell purchased $3,050,369 in 5% debentures due on February 7, 2008 and committed to purchase an additional $1,900,000 in debentures on or before April 15, 2006. This debenture is convertible into GreenShift's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GreenShift's common stock for the thirty days preceding conversion provided that GreenShift is not registered as a business development company under Section 54 of the Investment Company Act of 1940, as amended; and, provided further that the shareholder may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GreenShift's outstanding common stock, in which case the relevant number of conversion shares are held in escrow by the Company pending compliance with this limitation. On July 1, 2006 GreenShift transferred its interests in GreenWorks Engineering Corporation, General Hydrogen, General UltraSonics, Ovation Products, and Aerogel Composites, Inc. to its subsidiary, GS CleanTech. In conjunction with this transfer, GS CleanTech assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,900,000.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 5       FINANCING ARRANGEMENTS (CONTINUED)

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

On June 7, 2006 GreenShift transferred its interests in Mean Green BioFuels, Inc. to its subsidiary, GS AgriFuels Corporation. In conjunction with this transfer, GS AgriFuels assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the amount of $1,949,631 including accrued interest.

CANDENT CONVERTIBLE DEBENTURE - GREENSHIFT

As of September 30, 2006 the total amount due to Candent Corporation was $2,739,415, which amount is convertible into Company common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of the Company's common stock for the thirty days preceding conversion, with a conversion price floor of $.005, provided that the Company is not registered as a business development company under Section 54 of the Investment Company Act of 1940, as amended; and, provided further that in the event conversions are subsequently permissible the shareholder may not receive shares issuable upon any permissible conversion of any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of the Company's outstanding common stock, in which case the relevant number of conversion shares are held in escrow by the Company pending compliance with this limitation. The president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock of Candent is held in trust for the benefit of its president.

DERIVATIVE LIABILITY

On June 30, 2006, GreenShift withdrew its election to be regulated as a business development company. Based on the terms of the Cornell debentures, the debentures are convertible into GreenShift common stock if GreenShift ceases to be regulated as a business development company under Section 54 of the Investment Company Act of 1940, as amended. The withdrawal of the election of business development company status resulted in the convertibility of Cornell debentures into GreenShift common stock, and due to the variable nature of the conversion option of the debentures, the Company determined that this conversion option required bifurcation and classification as a derivative liability under the provisions of SFAS 133.

The  conversion  feature  on  the  Cornell  Capital  -  GreenShift   Convertible
Debentures was measured at fair value as of June 30, 2006, with the corresponding discount on the debt amortized over the term of the debt instrument. The total discount and derivative liability recorded was $4,683,139, upon which interest expense for the amortization of the discount will be recorded over the remaining term of the debentures. In the quarter ended
September 30, 2006, interest expense from accretion of the debt discounts was $360,591 and gain on the fair market value of the derivative liability was $2,602,043. As of September 30, 2006 the derivative liability for this debenture due to Cornell Capital Partners, LP was $4,683,139 and interest of $162,182 has been accrued.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 5       FINANCING ARRANGEMENTS (CONTINUED)

CORNELL CAPITAL CONVERTIBLE DEBENTURES - GS CLEANTECH

On April 13, 2006, GS CleanTech entered into a Securities Purchase Agreement with Cornell Capital Partners, LP, under which Cornell purchased a Convertible Debenture in the amount of $4,400,000. The Debenture was issued as of April 13, 2006. Cornell paid the $4,400,000 purchase price on April 19, 2006. The GS CleanTech paid $440,000 in deferred finance costs and $15,000 in structuring fees as part of this transaction. The conversion price of the Debenture shall be equal to the lesser of $0.10 per share or 90% of the volume weighted average price of GS CleanTech's common stock for the thirty days preceding conversion, with the conversion price reduced, at the holders option, to the price for which the Company issues common stock or convertible instruments to any other party. Cornell will be entitled to convert the Debenture on the basis of the conversion price into GS CleanTech common stock, provided that Cornell cannot convert into shares that would cause Cornell to own more than 4.99% of GS CleanTech's outstanding common stock. The Debenture will bear interest at 5% per annum. Accrued interest and the principal amount will be payable on April 1, 2009. GS CleanTech's obligations under the Debenture are secured by a pledge of all of its assets, subject to Cornell's agreement to subordinate its security interest to any line of credit that GS CleanTech obtains from a bank or other financial institution. The proceeds of the Debenture may only be used by GS CleanTech to support the deployment by GS CleanTech's wholly owned subsidiary, GS Industrial Design, Inc. ("GSID"), of its various technologies, specifically including GSID's Corn Oil Extraction and CO2 BioReactor technologies. GS CleanTech agreed to issue to Cornell a five year Warrant to purchase 7,500,000 common shares of GS CleanTech at $0.10 per share, a five year Warrant to purchase 7,500,000 common shares of GS CleanTech at $0.15 per share, a five year Warrant to purchase 15,000,000 common shares of GS CleanTech at $0.20 per share, a five year Warrant to purchase 20,000,000 common shares of GS CleanTech at $0.25 per share. GS CleanTech may redeem the debentures at any time for an amount equal to 120% of the outstanding principal and accrued interest. The conversion feature on this debenture due to Cornell Capital Partners, LP (dated April 13, 2006) is variable based on trailing market prices and contains an embedded derivative. A note discount of $4,400,000 and a derivative liability of $14,958,108 were recorded at the assumption date. In the third quarter ended September 30, 2006, interest expense from accretion of the debt discount was $366,667 and gain on the fair market value of the derivative liability was $560,560. As of September 30, 2006 the derivative liability for this debenture due to Cornell Capital Partners, LP was $3,429,360 and interest of $102,055 has been accrued.

On April 21, 2006 Cornell Capital Partners, LP purchased from Laurus Master Fund, Ltd. the Secured Minimum Borrowing Note and the Revolving Note that GS CleanTech issued to Laurus on March 31, 2004. The aggregate debt, including accrued interest and penalties, was $2,193,047. Subsequently GS CleanTech agreed with Cornell Capital Partners to amend the Revolving Note such that its terms are now identical to the Secured Minimum Borrowing Note. The debenture will bear interest at a rate of the prime lending rate plus 5%. GS CleanTech also agreed to modify the conversion feature of the two Notes. The Notes, as modified, may be converted by Cornell Capital Partners into common stock of GS CleanTech at a conversion rate equal to the lesser of (a) $0.10 per share or (b) 90% of the lowest VWAP for the thirty trading days preceding conversion. The conversion feature on this debenture due to Cornell Capital Partners, LP (dated April 13,
2006) is variable and contains an embedded derivative. A note discount of $2,193,047 and a derivative liability of $18,444,715 were recorded at the assumption date. On May 2, 2006, Cornell Capital Partners, LP effected conversions totaling $90,900, corresponding to 3,000,000 shares of the Company's common stock. Interest expense from accretion of the debt discount was $490,308 and gain on the fair market value of the derivative liability was $16,699,597 for the quarter ended June 30, 2006. In the third quarter ended September 30, 2006, interest expense from accretion of the debt discount was $525,534 and gain on the fair market value of the derivative liability was $673,444. As of September 30, 2006 the derivative liability for this debenture due to Cornell Capital Partners, LP was $1,071,674 and interest of $124,214 has been accrued.

On July 1, 2006, GS CleanTech assumed from GreenShift Corporation, 100% of the outstanding capital stock of GS EnviroServices, Inc. (f/k/a GreenWorks Corporation) and 100% of the outstanding capital stock of GS CleanTech Ventures, Inc. and GS EnviroServices, Inc. which owns an environmental engineering business called Enviro-Sciences (of Delaware) Corporation. GS CleanTech Ventures holds equity stakes in General Hydrogen Corporation, General Ultrasonics Corporation, Ovation Products Corporation, and Aerogel Composite, Inc. In exchange for the shares in GS EnviroServices and GS CleanTech Ventures, GS CleanTech assumed GreenShift's obligation of a Securities Purchase Agreement with Cornell Capital Partners, LP in the principal amount of $1,900,000. The
Note is convertible into GS CleanTech's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GS CleanTech's common stock for the thirty days preceding conversion provided that the shareholder may not

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 5       FINANCING ARRANGEMENTS (CONTINUED)

convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GS CleanTech's outstanding common stock, in which case the relevant number of conversion shares are held in escrow by the Company pending compliance with this limitation. The Debenture will bear interest at 5% per annum. Accrued interest and the principal amount will be payable on April 1, 2008. The conversion feature on this debenture due to Cornell Capital Partners, LP (dated April 17, 2006) is variable and contains an embedded derivative. A note discount of $1,471,740 and a derivative liability of $1,471,740 were recorded at the assumption date. Interest expense from accretion of the debt discount was $228,784 and gain on the fair market value of the derivative liability was $300,010 was recorded for the quarter ended September 30, 2006. As of September 30, 2006 the derivative liability for this debenture due to Cornell Capital Partners, LP was $1,171,730 and interest of $23,750 has been accrued.

CORNELL CAPITAL CONVERTIBLE DEBENTURES - GS AGRIFUELS

On June 7, 2006, GS AgriFuels entered into a Securities Purchase Agreement with Cornell Capital Partners LP ("Cornell") under which Cornell committed to purchase $22,000,000 in Secured Convertible Debentures. The first Debenture, in the principal amount of $5,500,000 was purchased by Cornell on June 7, 2006, for which GS AgriFuels paid $600,000 in financing and structuring fees and received cash proceeds of $4,900,000. The second Debenture, also in the principal amount of $5,500,000 will be purchased on or before September 30, 2006 if GS AgriFuels has obtained a commitment for senior debt financing for the construction of a biodiesel manufacturing plant. The third Debenture, in the principal amount of $11,000,000, will be purchased when construction of the biodiesel manufacturing plant commences. Under the terms of the Securities Purchase Agreement, the Debentures carry an interest rate of 5%, and principal and interest on the Debenture may be converted into common stock of GS AgriFuels at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. Cornell can demand that GS AgriFuels redeem up to $550,000 per month of the principal amount of the Debenture during any calendar month. GS AgriFuels can satisfy the redemption obligation by paying cash equal to 120% of the principal redeemed or by issuing common stock valued at the lowest daily volume weighted average price during the thirty trading days preceding the redemption. The Debentures are secured by a pledge of all of GS AgriFuels' assets, including the capital stock of its subsidiaries: Mean Green BioFuels, Inc., Mean Green Biodiesel #1, Inc., Mean Green Biodiesel #2, Inc., and Mean Green Biodiesel #3, Inc. GS AgriFuels has agreed to file a registration statement with the Securities and Exchange Commission to enable Cornell to resell to the public any shares of GS AgriFuels common stock it acquires on conversion of the Debentures or exercise of the Warrant.

During the three months ended June 30, 2006, GS AgriFuels issued 1,125,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $.001 per share to Cornell Capital Partners. The options were issued to Cornell Capital Partners in conjunction with the Company's June 7, 2006 issuance of convertible debentures. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded the $30,375 value of the warrants as a discount to the note, and the note discount is being amortized over the term of the debenture.

In conjunction with the share purchase agreement with GreenShift, GS AgriFuels assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631. The Debenture carries an annual interest rate of 5%, and principal and interest on the Debenture may be converted into common stock of GS AgriFuels at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares.

SERENITY CAPITAL AND CYRUS CAPITAL CONVERTIBLE DEBENTURE - GS CLEANTECH

In February 2006, Serenity Capital, LLC, purchased $500,000 in GS CleanTech debt from GCS Investments. The conversion feature on the debenture due to Serenity is variable based on trailing market prices and contains an embedded derivative. A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 5       FINANCING ARRANGEMENTS (CONTINUED)

During the first and second quarter's 2006 Serenity effected conversions totaling $200,000 into a total of 10,000,000 shares of the GS CleanTech's common stock. As of September 30, 2006, the principal amount due on the debenture was $300,000. In the third quarter 2006 interest expense from accretion of the debt discount was $68,182 and gain on the fair market value of the derivative liability was $732,540. As of September 30, 2006 the derivative liability for debenture due to Serenity was $368,160. Interest is accrued at a rate of 5% on the principal balance. As of September 30, 2006, $7,875 of interest is accrued on this debenture. Serenity is owned by a family member of GS CleanTech's chairman.

In February 2006, Cyrus Capital, LLC, purchased $500,000 in GS CleanTech debt from GCS Investments. The conversion feature on the debenture due to Cyrus is variable based on trailing market prices and contains an embedded derivative. A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. During the first and second quarter of 2006, Cyrus effected conversions totaling $400,000 into a total of 20,000,000 shares of the Company's common stock. As of September 30, 2006, the principal amount due on the debenture was $100,000. In the third quarter 2006 interest expense from accretion of the debt discount was $22,727 and gain on the fair market value of the derivative liability was $224,180. As of September 30, 2006 the derivative liability for the debenture due to Cyrus was $122,720. Cyrus is owned by a family member of GS CleanTech's chairman.

6.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) of continuing operations is comprised of the following:


Land ...............................   $  275,000
Buildings ..........................      940,058
Leasehold improvements .............      514,432
Furniture and fixtures .............      106,948
Automobiles ........................      953,578
Computer software and equipment ....      180,556
Machinery and equipment ............      659,748
                                       ----------
Property, plant and equipment ......    3,630,320

Less: Accumulated depreciation        (1,269,002)
                                       ----------

  Property, plant and equipment, net   $2,361,318
                                       ==========

Depreciation charged to operations, which includes amortization of assets under capital lease, was $36,174 and $159,624 for the nine months ended September 30, 2006 and 2005, respectively. Depreciation expense from discontinued operations of $5,136 and $300,259 for the nine months ended September 30, 2006 and 2005, respectively, have been excluded from these figures.

7        STOCKHOLDERS EQUITY

SERIES C PREFERRED STOCK

On February 15, 2006 GreenShift filed a Certificate of Designation creating a class of 1,000,000 shares of Series C Preferred Stock. The Certificate of Designation was corrected by a Certificate of Correction filed on September 11, 2006. The holder of all 1,000,000 shares of Series C Preferred Stock may convert it into common shares representing 80% of the GreenShift common shares outstanding after conversion, but only if, at the time of the conversion, GreenShift is not registered with the SEC as a Business Development Company. The holder of the Series C Preferred Stock may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Preferred Stock is convertible on the record date for the shareholder action. In the event that the Board of Directors declares a dividend, the holder of each share of Series C Preferred Stock will receive a dividend equal to the dividend that would be payable if the Series C Preferred Stock were converted into common stock. In the event of a liquidation of GreenShift, the holder of a share of Series C Preferred Stock will receive $.001 and have no further participation in the liquidation.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7        STOCKHOLDERS EQUITY (CONTINUED)

CONVERSION OF SERIES B PREFERRED  STOCK TO SERIES C PREFERRED  STOCK

On February 15, 2006 GreenShift Interim Corp. surrendered all of its 1,000,000 shares of Series B Preferred Stock. In exchange, GreenShift issued to GreenShift Interim Corp. all 1,000,000 authorized shares of Series C Preferred Stock. Kevin Kreisler, GreenShift's Chief Executive Officer, is the sole owner of Viridis Capital, LLC, which owns all the equity in GreenShift Interim Corp.

CANCELLATION OF COMMON STOCK

On February 17, 2006 GreenShift Interim Corp. surrendered to GreenShift all of the 47,440,678 shares of GreenShift common stock in its name.

8        NOTES RECEIVABLE - UNCONSOLIDATED SUBSIDIARIES

FINANCING AGREEMENT

On September 13, 2006, GS AgriFuels, Inc. entered into a financing agreement with Sustainable Systems, LLC whereby AgriFuels agreed to invest a total of $3,000,000 into Sustainable. As part of the agreement, GS AgriFuels completed bridge loan financing in the amount of $500,000. Upon closing, the $500,000 bridge loan will be converted to equity as a credit to the total investment. GS AgriFuels will receive 3,121,688 shares of Series A Preferred Convertible stock representing 20% of Sustainable Systems, LLC's outstanding stock.

LOANS TO RELATED PARTIES

During the third quarter of 2006, GS Energy loaned Sterling Planet $250,752. A subsidiary of GS Energy owns approximately 10% of Sterling Planet.

9        OPERATING LEASE COMMITMENTS

The Company has leases on certain office space and equipment under operating leases which expire through June 30, 2011. The following is a schedule of future minimum lease payments:

     2006             $110,761
     2007              220,553
     2008              229,506
     2009              158,610
     2010              122,397
     2011               62,054
                      --------
      Total           $903,881

10       RETIREMENT PLAN

The one of the Company's subsidiaries has a deferred compensation plan (401(k) plan) from under which eligible employees are permitted to elect the amount of their salary deferrals, subject to certain statutory limitations. Currently, the Company's subsidiary provides a 10% match on all eligible employee deferrals and at its option, may add a profit share match. The gross 401(k) matching contribution expense (before reductions from forfeitures) for nine months ended September 30, 2006 and 2005 was $ 5,887 and $5,389 respectively.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11       UNCOMPLETED PROJECTS

Costs and billings on uncompleted projects as of September 30, 2006 are summarized as follows:

 Costs incurred on uncompleted projects ......................................   $ 4,416,200
 Estimated earnings (losses) .................................................      (158,605)
 Less:  Billings to date .....................................................     4,040,890
                                                                                 -----------

          Totals .............................................................   $   216,705
                                                                                 ===========
Included in the accompanying balance sheets under the following captions:

 Costs and estimated  earnings  (losses) in excess of billings on  uncompleted   $   624,615
 projects
                                                                                 -----------
 Billings in excess of costs and estimated earnings on uncompleted contracts .      (407,910)
                                                                                 -----------

 Net .........................................................................   $   216,705
                                                                                 ===========

12       DEFERRED REVENUES

The total deferred revenues at September 30, 2006 were $461,798, of which $125,000 is shown as a current liability based on management's estimate of progress that will be made in the next twelve months.

13       PROPERTY HELD FOR SALE

The Company purchased an industrial property in Cleveland, Ohio from a customer for $59,298. The site requires remediation costs before the property can be sold. Management estimates the remediation liability to approximate the cost of the property. As such, a remediation liability in the amount of $59,298 has been recorded and is included in accrued expenses on the balance sheet in the accompanying financial statements.

14         CAPITAL LEASES

The Company has certain capital lease liabilities that have lease expirations in various years through 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of minimum lease payments or the fair values of the asset at the inception of the lease. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Certain leased equipment has been returned and negotiations are in progress to terminate the lease based on a reduced payment of past and future lease payments due. The asset has been fully amortized through expense based on the return of the equipment.

The following is a schedule of future minimum payments required under capital leases as of September 30, 2006:

Year                                                     Amount
----                                                     -------
2007                                               $      17,002
2008                                                      17,002
2009                                                      17,002
2010                                                      15,056
2011                                                       4,020
                                                    -------------
Total minimum payments due under capital leases     $     70,082
                                                    =============

15       MEDICAL BENEFITS PROGRAM

One of the Companies subsidiaries self-insures a portion of their employee medical benefits. The Company's exposure is limited on both an individual employee and aggregate basis. Employees contribute a portion of the insurance costs and the program is administered by a third party. Expenses for the company's portion of claims plus insurance premiums for the nine month periods ended September 30, 2006 and 2005 were $169,284 and $170,427, respectively, net of amounts contributed by employees.

Accrued employee benefits of $41,417 at September 30, 2006, has been recorded for the cost of the "tail" for the semi self-insured plan. This "tail" only becomes payable when the current plan is terminated. Management has no immediate plans to terminate the plan and therefore the liability has been recorded as non-current.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16       SEGMENT INFORMATION

GreenShift currently operates five business segments: Corporate, Clean Technology Services, Clean Fuel Production and Sales, Clean Energy Manufacturing and Sales, and Other Segments. Summarized financial information about each segment is as follows:

For the three months ended 9/30/2006:

Revenue      Corporate       CleanTech       CleanFuel     CleanEnergy           Other           Total
   2006   $       --      $  4,529,556    $       --      $  1,314,279    $    108,175    $  5,952,010
   2005   $       --      $  3,785,815    $       --      $    810,399    $       --      $  4,596,214

Operating Income
   2006   $   (243,777)   $   (563,774)   $   (202,262)   $   (103,911)   $    102,139    $ (1,011,585)
   2005   $    (75,869)   $    284,768    $     (1,516)   $    194,960    $    233,011    $    635,354

For the nine months ended 9/30/2006:

Revenue      Corporate       CleanTech       CleanFuel     CleanEnergy           Other           Total
   2006   $       --      $ 13,551,586    $       --      $  3,498,843    $    210,220    $ 17,260,649
   2005   $      4,381    $ 12,864,742    $       --      $  1,625,773    $       --      $ 14,494,896

Operating Income
   2006   $   (904,360)   $ (3,003,461)   $   (378,166)   $   (807,168)   $    (98,525)   $ (5,191,680)
   2005   $   (677,763)   $    736,188    $   (262,260)   $   (722,563)   $       --      $   (926,398)

Total Assets
   2006   $  2,599,606    $ 13,810,771    $  5,285,241    $  7,224,852    $      2,910    $ 28,923,380
   2005   $  4,097,975    $  9,277,546    $     24,667    $  5,109,126    $      9,585    $ 18,518,899

17       ACQUISITIONS

The Company follows SFAS No. 141, "Business Combinations." Under this standard, business acquisitions are accounted for under the purchase method and goodwill represents the excess of the purchase price of a business acquisition over the fair market value of the net assets acquired at the date of acquisition. The statement also requires the recognition of acquired intangible assets apart from goodwill if it arises from contractual and other legal rights. If an intangible does not arise from contractual or other legal rights, it shall be recognized as an asset apart from goodwill only if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. For transfers of assets under common control, the Company follows provisions of Appendix D of SFAS No. 141.

GS CLEANTECH CORPORATION (F/K/A VERIDIUM CORPORATION)

On April 1, 2005 GreenShift entered into a Share Purchase and Sale Agreement with GreenShift Interim Corporation and its sole shareholder, Viridis Capital, L.L.C. Kevin Kreisler, the sole member of Viridis Capital, is the Chief Executive Officer of GreenShift.

Pursuant to the Share Purchase and Sale Agreement, GreenShift Interim transferred to GreenShift on April 1, 2005 equity securities representing 55% of the fully-diluted common stock of GS CleanTech Corporation (OTCBB: GSCT). Kevin Kreisler is the Chairman of GS CleanTech Corporation.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17       ACQUISITIONS (CONTINUED)

The specific securities transferred by GreenShift Interim to GreenShift were:

     a.   7,106,382 shares of GS CleanTech common stock;

     b.   627,122 shares of GS CleanTech Series A Preferred Stock;

     c.   966,968 shares of GS CleanTech Series B Preferred Stock;

     d.   750,000 shares of GS CleanTech Series C Preferred Stock;

     e. an option to purchase 187,500 shares of GS CleanTech Series B Preferred Stock at $4.00 per share; and

     f. an option to purchase 375,000 shares of GS CleanTech Series C Preferred Stock at $4.00 per share.

In exchange for the GS CleanTech securities, GreenShift delivered the following to GreenShift Interim :

     a.   46,300,000 shares of GreenShift common stock;

     b. 1,000,000 shares of non-voting Series B Preferred Stock, which is convertible on December 31, 2006 into the lesser of (i)50,000,000 shares of common stock or (ii) that number of shares of common stock which, when added to other common stock owned by GreenShift Interim, will equal 80% of the outstanding common stock on that date; and

     c. an assumption of GreenShift Interim's obligation to Cornell Capital Partners, L.P. under a 5% Secured Convertible Debenture in the principal amount of $2,000,000 dated December 22, 2004.

GS  ENERGY   CORPORATION   (F/K/A  INSEQ  CORPORATION  AND  INCODE   TECHNOLGIES
CORPORATION)

On April 1, 2005 GreenShift entered into a Share Purchase and Sale Agreement with Incandent Capital, L.L.C. The sole member of Incandent Capital is Kevin Kreisler, GreenShift's Chairman and Chief Executive Officer.

Pursuant to the Share Purchase and Sale Agreement, on April 1, 2005 Incandent Capital sold to GreenShift 1,000,000 shares of Series A Preferred Stock of GS Energy Corporation. (OTCBB: GSEG). The Series A Preferred Stock was convertible into 875,000,000 shares of GS Energy common stock, representing 64% of the outstanding equity in GS Energy. Kevin Kreisler, GreenShift's Chairman, is
Chairman of GS Energy Corporation. James Grainer, GreenShift's President and Chief Financial Officer, is President and Chief Financial Officer of GS Energy Corporation. The purchase price paid by GreenShift to Incandent Capital for the Incode Technologies shares was $1.00.

GS AGRIFUELS CORPORATION (F/K/A HUGO INTERNATIONAL TELECOM, INC.

On August 20, 2005, the Company acquired 300,000 shares of GS Agrifuels Corporation Series B Preferred Stock for $300,000.

The following summary highlights the assets acquired and liabilities assumed as of August 20, 2005:

Prepaid and other current assets   $ 98,667
Goodwill .......................    383,856
                                   --------
 Total assets acquired .........   $482,523
                                   --------

Accounts payable ...............   $182,223
Accrued expenses ...............        300
                                   --------
     Total liabilities assumed .   $182,523
                                   --------
     Total purchase price ......   $300,000
                                   ========

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18 DISCONTINUED OPERATIONS

During 2003, one of the Company's subsidiaries discontinued the operations of its construction division. The decision to dispose of this component was based on significant losses incurred and a desire for a greater focus on its consulting division. Net sales of the construction division for the nine-months ended September 300, 2006 and 2005 were $ 211,506 and $283,008 respectively resulting in losses from operations of $ 68,488 in 2006 and $ 23,157 in 2005.

On October 24, 2005, the Board of Directors of GS CleanTech, a subsidiary of the Company, adopted a plan to close its subsidiary's former Paterson, New Jersey recycling facility. The plan included the discontinuation of the operations of the facility during 2005, as well. The decision to terminate operations at the Paterson facility was made due to overall economic factors, in particular the decreasing volume of inorganic, metal bearing wastes suitable for recycling. The subsidiary has ceased accepting waste and has removed all hazardous waste from the facility. The subsidiary has disposed of all of the equipment and cleaned the facility as required by regulation and surrendered the premises on December 31, 2005.

The results of the construction division and recycling businesses are recorded as discontinued operations, of which the components are as follows:

                                                              Sept  30, 2006    Sept 30, 2005
                                                              --------------    -------------
Net revenues ................................................   $   211,859    $ 1,252,814
Cost of revenues ............................................       286,543      1,899,936
                                                                -----------    -----------
           Gross profit .....................................       (74,684)      (647,122)

Selling, general, and administrative expense ................        (1,929)       291,470
                                                                -----------    -----------

Loss from operations ........................................       (72,755)      (938,592)

Interest expense ............................................   $      (249)   $   (23,298)
Other income and expenses ...................................          --       (3,005,063)
                                                                -----------    -----------
           Total ............................................          (249)    (3,028,361)

Loss before provision for income taxes ......................   $   (73,004)   $(3,966,953)

Total provision for tax .....................................        (2,539)        (1,501)
                                                                -----------    -----------
           Net loss from discontinued operations ............   $   (75,541)   $(3,968,454)
                  Gain on disposal of discontinued operations        34,469          3,041
                                                                -----------    -----------
                   Total - discontinued operations ..........       (41,072)   $(3,965,413)

The results presented above for 2006 and 2005 include the operating activity for the construction and recycling operations for the 9 month period. Assets and liabilities of the construction and recycling businesses were reported as net assets and net liabilities (current and net of current) of discontinued operations at September 30, 2006. Assets and liabilities of discontinued operations as of September 30, 2006 are as follows:

Assets of discontinued operations:

     Accounts Receivable, net ......................   $ 81,671
     Cost and earnings in excess of billings .......      9,320
     Machinery & equipment, net ....................        809
     Deposits ......................................      7,500
                                                       --------
          Total assets of discontinued operations ..   $ 99,300

Current liabilities of discontinued operations:
     Accounts payable ..............................   $496,453
     Accrued and other liabilities .................    246,175
                                                       --------
Total current liabilities of discontinued operations   $742,628

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19       CONTINGENCIES

LEGAL PROCEEDINGS

GS CleanTech is party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management Inc. The action was filed in the Supreme Court of the State of New York, August 14, 2003. The verified complaint seeks performance of certain agreements between the plaintiffs and GS CleanTech, plus attorney's fees and costs. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time. This matter relates to GS CleanTech's 2003 acquisition of Vulcan Waste Systems, Inc. from Kerns Manufacturing Corp. and the breach by Kerns of the terms and conditions of the relevant acquisition agreement. GS CleanTech incurred a loss in December 31, 2003 on its write-off of $1,890,000 of idle equipment connected to this transaction. 1,350,000 shares of GS CleanTech's restricted common stock related to the Vulcan acquisition remain outstanding which shares GS CleanTech is seeking to have cancelled. GS CleanTech is currently pursuing the reversal of this acquisition and seeking the return of the common stock issued.

GS CleanTech has received a federal grand jury subpoena from the Middle District of Pennsylvania requiring the production of original records in regards to an incident that occurred in February of 2004, where a tanker truck of liquid wastes, shipped from GS CleanTech's New Jersey recycling facility by a private carrier to a destination in Pennsylvania, overheated on the highway, causing no injuries, but requiring emergency response services, including redirecting traffic. GS CleanTech is cooperating fully in the investigation. On July 27, 2006, GS CleanTech was notified that the U.S. Department of Justice has officially declined further investigation or prosecution of this case.

GS CleanTech is subject to a number of complaints from the New Jersey Department of Environmental Protection ("NJDEP") related to past operations at Paterson from 1999 to 2004. The final penalty from the New Jersey Department of Environmental Protection was settled at $272,000. As of September 30, 2006, GS CleanTech has a reserve $213,270 to cover the balance of assessed penalties. GS CleanTech may not have the funds available to settle the case, which could impact continuing operations.

GS CleanTech's subsidiary ESI is the subject of several lawsuits, for which GS CleanTech has not assumed responsibility. It is, however, possible that GS CleanTech may, in certain cases, be found to be responsible and may be required to make settlements with the Plaintiffs.

ESI was a defendant in a lawsuit where a vendor was seeking damages for non-payment in the amount of $251,291. This obligation was paid by the end-user, a customer of ESI. ESI has reached a settlement with the end-user. This amount is included in the $665,000 settlement discussed below.

ESI is a defendant in a lawsuit where a vendor is seeking payment for trucking services in the amount of $56,591. A judgment has been entered against ESI in this matter. Satisfaction of this obligation is expected to be paid by the end-user in August 2006 pursuant to the settlement agreement reached with the end user. This amount is included in the $665,000 settlement discussed below.

ESI and a customer have outstanding claims against each other in connection with remediation services, which were provided by ESI. No action was filed and both parties executed a settlement in May of 2006 whereby the customer will make payments directly to ESI's third party vendors for services provided on the customer's sites. The amount agreed to is approximately $665,000, which has been offset against accounts payable. The two lawsuits referenced above of $251,291 and $56,591 respectively are included in the $665,000. In conjunction with the write off of the accounts payables ESI has also written off over $4,000,000 of current assets consisting accounts receivables and unbilled earned revenues.

ESI is a defendant in an action that a customer filed claiming ESI was negligent in its failure to recognize asbestos contamination in its Phase I Environmental report and is seeking damages of $650,000. ESI's insurance carrier is vigorously defending the matter and the amount appears to be within policy limits. Additionally, ESI has accrued $25,000 which is the maximum amount for which ESI would be responsible.

ESI was a defendant in this litigation where a third party claimed injuries at a Company job site. The suit claimed the injuries were the result of ESI's staff's negligence. A settlement was reached with ESI's insurance carrier within ESI's policy limits and thus ESI had no exposure to the claim.

ESI is a defendant in this litigation where the plaintiff is seeking to recover a bankruptcy preference payment in the amount of $16,875. ESI believes it will be required to pay this amount and therefore we have accrued this in our financial statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19       CONTINGENCIES (CONTINUED)

ESI is a plaintiff in this action where it seeks to recover $225,000 for services performed. The customer filed a counter-claim for certain alleged damages, which was dismissed with prejudice. A trial date has yet to be determined. ESI believes there is a reasonable likelihood that it will be successful in this litigation for the collection of the final contract payment plus accrued interest earned in the trust accounts.

GS CleanTech is involved in several other complaints with vendors. Total damages the vendors are seeking payment for is included in accounts payable. Management does not believe there will be any additional expenses related to these complaints.

OTHER CONTINGENCIES

GS CleanTech is subject to various regulatory requirements, including the procurement of requisite licenses and permits at its facilities. These licenses and permits without which GS CleanTech's operations would be adversely affected are subject to periodic renewal. GS CleanTech anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements.

Under GS CleanTech's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $25,000. Environmental liability insurance is carried with policy limits of $3,000,000 per occurrence and $6,000,000 aggregate.

Viridis Capital, LLC, an affiliate of Kevin Kreisler, assumed a $75,000 debt payable to Lakeland Bank from GS CleanTech and assigned this debt to the Company, another affiliate of Kevin Kreisler. Lakeland Bank has not released the Company of this debt obligation.

GS CleanTech has failed to comply with certain registration requirements for stock issued to certain debt holders.

The subsidiary of the Company's variable interest entity, tds (Dermatology) Limited, "Limited", was placed into administrative status of the UK bankruptcy code in June 2004. Certain claims might be brought against the Company seeking to hold the Company liable for certain transfers made by Limited to the Company and/or for Limited's obligations to creditors under various equitable theories recognized under bankruptcy law. As of September 30, 2006, there have been no claims filed against the Company's variable interest entity or any of its current or former officers or directors, and we do not expect any material claims to be filed. However, the outcome of complex litigation (including claims which may be asserted against us) cannot be predicted with certainty and its dependent upon many factors beyond the Company's control; however, any such claims, if successful, could have a material adverse impact on the Company's financial condition. We may incur additional costs in connection with the Company's involvement in the Limited bankruptcy proceedings.

20       SUBSEQUENT EVENTS

ACQUISITION OF NEXTGEN FUEL, INC.

On October 31, 2006, a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. NextGen Fuel is engaged in the business of developing and distributing esterification and transesterification biodiesel process technologies. The purchase price was approximately $21,300,000, of which 17,000,000 was paid at closing. The remaining $4,300,000 will be payable on October 31, 2007 if NextGen Fuel has realized revenue of at least $7,500,000 subsequent to the acquisition and there are no claims for indemnification by GS AgriFuels.

On October 31, 2006 NextGen Acquisition, Inc., a subsidiary of GS AgriFuels which was formed to facilitate the acquisition of NextGen Fuel Inc., completed a sale of securities to Stillwater Asset-Based Fund, LP pursuant to a Securities Purchase Agreement dated as of October 27, 2006. The Agreement called for Stillwater to purchase a Term Note in the principal amount of $6 million. The Term Note was purchased by Stillwater on October 31, 2006 for a

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

20       SUBSEQUENT EVENTS (CONTINUED)

payment of $5,867,500. The Term Note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest are due beginning February 1, 2007. All amounts of principal and interest not previously satisfied will be due on December 31, 2007. The obligations of NextGen Acquisition Inc. under the Term Note have been guaranteed by GS AgriFuels and by the following affiliates:
GreenShift Corporation, GS Energy Corporation, GS CleanTech Corporation, NextGen Fuel, Inc., Warnecke Design Services, Inc. and Warnecke Rentals, LLC (the "Guarantors"). Each of the Guarantors has pledged its assets to secure its guaranty.

ACQUISITIONS OF SECURITIES

On October 18, 2006, the Company acquired from GS Energy, of which it is the majority shareholder, the following securities: 85% of the issued and outstanding equity of DirectView, Inc., 30% of the issued and outstanding equity of AirCycle Corporation, and 100% of the issued and outstanding equity of Separation and Recovery Technologies, Inc. In exchange for the securities, the Company waived payment of certain debentures and other amounts due from GS Energy to the Company in the aggregate amount of $604,000 and surrendered 400,000 shares of GS Energy's Series C Preferred Stock.

GS ENERGY CORPORATION MERGER TRANSACTION

On October 18, 2006, GS Energy and GS AgriFuels executed an Agreement and Plan of Merger. Pursuant to the terms and conditions of the Merger Agreement, GS Energy will merge with and into GS Acquisition, Inc., a newly formed special purpose subsidiary of GS AgriFuels. As a result of the merger, GS Energy common stock shareholders will receive 1 share of GS AgriFuels common stock in return for every 1,000 shares of GS Energy common stock held at the time of the closing of the Merger which equals approximately 2,500,000 shares of GS AgriFuels common stock. GreenShift Corporation, which owns preferred stock in GS Energy will receive GS AgriFuels Series D Preferred Stock. The closing of the merger will occur after approval of the merger by the shareholders of GS Energy.

GS Energy owns a specialty manufacturing company, Warnecke Design Service, Inc., which currently provides manufacturing services for NextGen. A merger of GS Energy with GS AgriFuels is expected to be strategic to both companies for several reasons, including: (a) the integration of NextGen's and Warnecke Design's businesses can be expected to enhance operating margins for both companies while establishing an immediate stream of revenues and earnings for GS AgriFuels; and (b) merging GS Energy and GS AgriFuels can be expected to increase liquidity for both companies, which can be material to the future development activities of the combined companies.

GUARANTEE OF OBLIGATIONS

On October 31, 2006 the  Company  guaranteed  the  following  obligations  of GS
AgriFuels:

     a. 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc. to Stillwater Asset-Based Fund, LP;

     b. 3-year Secured Convertible Debenture in the principal amount of $13,000,000 issued by GS AgriFuels Corporation to Cornell Capital Partners, LP.

The Company's guaranty was secured by a pledge of its assets.

The proceeds of the financing transactions were used to fund the acquisition by GS AgriFuels of NextGen Fuels, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements

OVERVIEW

GreenShift Corporation (OTC Bulletin Board: GSHF) develops and supports clean technologies and companies that facilitate the efficient use of natural resources.

We focus on supporting incremental advances in technologies and business practices that enable increased and sustainable profits on relatively small infrastructure investments while contributing to the resolution of compelling environmental challenges. Our ambition is to catalyze the rapid realization of disruptive environmental gains by enabling and then leveraging the collective actions of a great many people and companies by showing them how to save money or to be more profitable.

These incremental shifts forward in both economic and environmental gain - these green shifts - are at the core of GreenShift's philosophy, and they fall within the following key activities:

Clean Fuels           Reducing the consumption of petroleum hydrocarbon fuels.

Clean Energy          Decreasing the carbon intensity of traditional energy
                      production and consumption.

Clean Production      Enhancing  production efficiencies to reduce raw material
                      use while  decreasing  process waste.

Clean Technology      Developing and commercializing strategic new clean
                      technologies.

GreenShift's current operations include a combination of majority-held and minority-owned companies, some of which are mature operating companies and others are venture investments in emerging technology companies.

We manage our operations with a sector-specific approach, where we develop 'pure-play' platform companies with investment theses that are both distinct and consistent with GreenShift's overall mission. Today, our majority-held companies include: GS AgriFuels Corporation (clean fuels), GS Energy Corporation (clean energy), GS CleanTech (clean technology), and GS Carbon Corporation (clean energy attributes).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                   Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

                       I. Risks Attendant to our Business

We Have Lost Money Historically Which Means That We May Not Be Able to Maintain Profitability.

We have historically lost money and future losses may occur. Accordingly, we may experience liquidity and cash flow problems if we are not able to improve our operating performance or raise additional capital as needed and on acceptable terms.

Most of our Subsidiaries are Implementing New Business Plans, Which Make the Results of their Business Uncertain.

Some of our subsidiaries, such as GS AgriFuels or General Ultrasonics, are development stage enterprises that are only now implementing the first stages of their business plans. Others among our subsidiaries, such as GS CleanTech or GS Energy, have been in business for several years, but have recently substantially revised their business plans. Most of our subsidiaries will be engaged in businesses in the coming year that are substantially different from their business operations in prior years. This revolution in the focus of our operations means that the success of our several enterprises will be speculative. Our subsidiaries will face the uncertainty that accompanies any new business venture. If we have not planned adequately for contingencies, one or more of our subsidiaries could fail, which would have a negative effect on our overall financial results.

We Have Limited Experience Running Our Businesses Which May Hamper Our Ability to Make Effective Management Decisions.

A significant portion of our operations have been acquired or started in the last 24 months. Therefore, our experience in operating the current business is limited. Further, we intend to pursue additional acquisitions to further the development of our clean technology, agrifuels, and environmental services businesses. Most of our senior executives are recently hired and consequently, internal communication and business-decision making processes are evolving. We may react too slowly or incorrectly to trends that may emerge and affect our business. Our future success depends on the ability of the senior executives to establish an effective organizational structure and to make effective management decisions despite their limited experience.

Some of Our Businesses Are Based on Unproven Revenue Generation Models Which Means That We May Not Achieve Anticipated Revenues Our revenue models, especially for our clean technology and agrifuels businesses, are new and evolving. Our ability to generate revenue depends, among other things, on our ability to provide quality products, effectively install equipment, and secure suppliers and customers. Because some of our businesses are either newly formed or acquired, based on emerging opportunities and technologies, we have limited experience with our revenue models. There can be no assurance that the projects will be successfully completed or that the completed projects will provide the anticipated revenues. Accordingly, there can be no assurance that our business revenue models will be successful or that we can sustain revenue growth or maintain profitability.

The Market for Alternative Energy Sources is Undetermined, and May Not Be Adequate for Sustain Prices at a Profitable Level.

Most of our subsidiaries are involved in the development or production of alternative energy, or are providing services to companies involved in the production of alternative. Their success will depend on the level of market acceptance of alternative energy sources. The marketing of alternative energy sources on a national scale is a phenomenon new to this decade. The portion of U.S. energy represented by alternative energy sources is still quite small. It is not possible to predict with assurance how large the market for alternative energy sources will become. If it has not developed to a

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

sufficient breadth when our subsidiaries are ready to market their products and services, the price at which alternative energy can be sold will be limited, which may make it impossible for our or more of our subsidiaries to operate profitably.

The Fiscal Efficiencies of Highly Capitalized Competitors in the Alternative Energy Field Could Defeat the Efforts of Our Subsidiaries to Capture a Viable Market Share.

The business of producing alternative energy is a capital-intense business, requiring substantial capital resources. Relative to many of the participants in this industry, our capital resources are miniscule. The costs that our subsidiaries incur in obtaining capital are substantially greater per Dollar than the cost incurred by large scale enterprises in the industry. If competition reduces the prices available for alternative energy sources, our dependence on expensive capital sources may prevent us from lowering our prices to meet the competition. This situation could cause one or more of our subsidiaries to be unable to compete effectively.

The Business Plans of most of our Subsidiaries Will Fail if They are Unable to Obtain Substantial Additional Capital on Acceptable Terms.

Most of our subsidiaries have developed business plans that will require significant amounts of capital for development of research and production facilities and/or marketing. The availability of that capital on acceptable terms will depend on many factors, such the flux of the U.S. and global economies, global energy prices, the success of investors in other alternative energy ventures, and the success of our other enterprises. If GreenShift and/or our subsidiaries are not able to obtain the capital necessary to implement their business plans, or cannot obtain capital on terms that make the business plans viable, the under-funded subsidiaries will fail.

We may be unable to employ and retain the qualified personnel that will be necessary for our success.

The alternative fuels industry is growing rapidly. As a result, the number of individuals with experience in the industry is considerably smaller than the number of jobs available for such individuals. We will have to offer substantial incentives in order to obtain the services of individuals with useful experience in the production of biodiesel and ethanol.

As a result, our labor costs may be greater than they would be in a less dynamic industry. On the other hand, if we are unable to employ the qualified individuals that we will need, our business may fail.

                II. Risks Attendant to our Corporation Structure

We will be Unable to Service our Debts if Our Subsidiaries Default in Settling their Obligations to Us.

We have incurred substantial debt obligations and will continue to do so, in order to fund the operations of our subsidiaries. Since we carry on no business at the level of our parent corporation, our ability to service our own debts will depend on the cash flow from our subsidiaries. If one or more of our subsidiaries becomes unable to pay its debts to GreenShift, we may be forced to default on our own debt obligations. Such a default could result in the liquidation of a portion of our assets, most likely at less than their market value.

We will be Contingently Liable for the Debts of Some of our Subsidiaries.

We recently guaranteed $19 million in debt incurred by our subsidiary, GS AgriFuels Corporation. In order for our subsidiaries to obtain the capital that will be required for their growth, it is likely that in the future we will provide guarantees of other debts incurred by our subsidiaries. These guarantees will subject our assets to the risk of the failure of a subsidiary whose debt we have guaranteed. If, for example, we were forced to satisfy our guarantee of GS AgriFuels debt, to do so we would have to liquidate our holdings in our successful subsidiaries. Such a result could eliminate the value of our shareholders' investments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our business development could be hindered if we lost the services of our Chief Executive Officer.

Kevin Kreisler is the Chief Executive Officer of GreenShift and of each of its primary subsidiaries. Mr. Kreisler is responsible for strategizing not only our business plan but also the means of financing it. If Mr. Kreisler were to leave us or become unable to fulfill his responsibilities, our business would be imperiled. At the very least, there would be a substantial delay in the development of our plans until a suitable replacement for Mr. Kreisler could be retained.

Viridis Capital LLC has the ability to determine all matters submitted for stockholder approval, and its interests may differ from other stockholders.

Viridis Capital, LLC is owned by Kevin Kreisler, our chief executive officer. Viridis Capital owns capital stock in GreenShift that gives it the power to cast 80% of the votes at any meeting of our shareholders. Accordingly, Viridis can determine the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets. Viridis also has the power to prevent or cause a change in control. The interests of Viridis may differ from the interests of the other stockholders, which could prevent actions from being taken that might be in the best interests of GreenShift.


          III. Risks Factors Attendant to Ownership of our Common Stock

The resale of shares acquired by Cornell Capital Partners from GreenShift may reduce the market price of GreenShift' shares.

Cornell Capital Partners owns convertible debentures issued by GreenShift, which will permit it to acquire GreenShift common stock and resell it to the public. At the current market price, Cornell Capital Partners could convert its debentures into over 50% of our outstanding common stock. It is possible that resale of shares by Cornell Capital Partners will significantly reduce the market price for GreenShift common stock.


Existing shareholders may experience significant dilution from our issuance of shares to Cornell Capital Partners.


The issuance of shares on conversion of the convertible debentures held by Cornell Capital Partners will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue if the debentures are converted on the basis of the contemporaneous market price. If our stock price is lower, then our existing stockholders would experience greater dilution.

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

     o actual or anticipated changes in our earnings or fluctuations in our operating results.

As a result of these factors, you cannot be assured that when you are ready to sell your shares, the market price will accurately reflect the value of your shares or that you will be able to obtain a reasonable price for your shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



THE NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

Total revenues for the nine months ended September 30, 2006 were $17.3 million, representing an increase of $2.8 million, or 19.3%, over the nine months ended September 30, 2005 revenues of $14.5 million. Revenue from discontinued operations of $0.2 million and $0.3 million for the nine months ended September 2006 and September 2005, respectively, were excluded from these figures. Included in the revenues for nine months ended 2006 are revenues of $0.4 million attributable to the acquisition of a subsidiary in 2006.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2006 were $12.3 million, or 71.1% of revenue compared to $9.6 million, or 66.2% of revenue for the same period in 2005. Costs of revenues from discontinued operations of $0.3 million and $2.1 million for the nine months ended September 30, 2006 and September 30, 2005, respectively, were excluded from these figures. The increase in cost of revenues as a percentage of sales was primarily related to the completion of low margin projects at the Company's GS Energy subsidiary, whose revenue and cost of revenue increased as a blended percentage of the Company's total sales.

Operating Expenses

Operating expenses for the nine months ended September 30, 2006 were $10.2 million, or 58.9% of revenue compared to $5.9 million, or 40.7% of revenue for the same period in 2005. Included in the nine months ended September 30, 2006 was $2.3 million in stock based compensation, equal to 13.3% of revenue as compared to $0.9 million for the nine months ended September 30, 2005, or 6.2% of revenue. The increase in operating expenses is due primarily to increases in personnel and other overhead related to the Company's clean technology and renewable fuels segments. Selling, general and administrative expense from discontinued operations of $0.4 million for 2005 was excluded from the above figures.

Interest Expense

Interest expense for the nine months ended September 30, 2006 was $1.3 million, representing an increase of $0.3 million from $1.0 million for the same period in 2005. Interest expense from discontinued operations for nine months ended September 30, 2005 in the amount of $0.1 million was excluded from the above figures.

Expenses Associated with Derivative Instruments

Gain from the change in the fair market value of derivative liabilities was $5.0 million for the nine months ended September 30, 2006. Amortization of deferred financing costs and debt discounts was $0.6 million and $6.6 million, respectively.

Net Income or Loss

Net loss from continuing operations for the nine months ended September 30, 2006, was $5.2 million as compared to a loss from continuing operations of $0.9 million from the same period in 2005. Net loss from discontinued operations of $4.0 million for nine months ended September 30, 2005 was excluded from the above figures. Net loss of $9.1 million for the nine months ended September 30, 2006 was due primarily to increased operating expenses for new business initiatives, adjustments to the fair market value of the derivative liability instruments, interest and amortization charges associated with financing, and issuance of stock based compensation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DERIVATIVE LIABILITIES

As of September 30, 2006 we had several convertible debentures due to Cornell Capital. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results.

The principal amount on our convertible debentures due to Cornell Capital was $18.5 million as of September 30, 2006 and the unamortized note discount was $8.1 million. For the quarter ended September 30, 2006, we recognized interest expense for accretion of the debt discount of $6.6 million and a gain for the change in fair value of the derivative of $8.0 million for these debentures. The derivative liability as of September 30, 2006 was $6.2 million for debentures due to Cornell Capital.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operating, investing and financing activities. For the nine months ended September 30, 2006, net cash used by our operating activities was $6.7 million as compared to the net cash used by our operating activities of $2.3 million for the nine months ended September 30, 2005.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At September 30, 2006 the Company had cash of $3.5 million.

Cash Flows for the Nine Months Ended September 30, 2006

Our operating activities during the first nine months of 2006 used $6.7 million in cash. At September 30, 2006, Accounts receivable, net of allowance for doubtful accounts, totaled $3.8 million and inventories totaled $1.8 million. Accounts payable and accrued expenses totaled $6.1 million. The increase in accounts payable is primarily due to the acquisition of and GSID in January 2006 and GS Clean Tech Ventures in July of 2006. The increase in inventories is due to the acquisition of GSID in January 2006.

For the nine months ended September 30, 2006, we used $4.1 million for investing activities, and we obtained cash from financing activities of $13.6 million. We used these funds to further provide working capital for operations and to invest in our subsidiaries.

The Company had a working capital deficit of $10.7 million at September 30, 2006, which includes derivative liabilities of $7.2 million and convertible debentures of $5.2 million, net of discounts.

At the present time, GreenShift has no source of committed capital. We are currently investigating the availability of both equity and debt financing necessary to complete the Company's current projects. We do not know at this time if the necessary funds can be obtained nor on what terms they may be available.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting him in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2006:

Exhibit Number             Description
--------------             -----------

31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

GREENSHIFT CORPORATION

By:           /S/       KEVIN KREISLER
              ------------------------
                        KEVIN KREISLER
                        Chairman of the Board and Chief Executive Officer

Date:                   November  20, 2006