Form 10KSB
period 2006-12-30
GREENSHIFT CORP
filed 2007-04-18
CIK 1102414

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
                            -------------------------


                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                          COMMISSION FILE NO.: 0-32143



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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X


State issuer's revenues for its most recent fiscal year:  $17,850,452

The  number of  outstanding  shares of  common  stock as of April 16,  2006 was:
146,608,401. Based on the closing price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 16, 2006 was $10,451,926.

                                   CORPORATION
                           ANNUAL REPORT ON FORM 10KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006


                                TABLE OF CONTENTS



                                                                                                         Page No
Part I
Item 1      Description of Business .........................................................................3
Item 2      Description of Properties.......................................................................12
Item 3      Legal Proceedings...............................................................................12
Item 4      Submission of Matters to a Vote of Security Holders ............................................13

Part II
Item 5      Market for Registrant's Common Equity and Related Stockholder Matters ..........................14
Item 6      Management's Discussion and Analysis of Financial Condition and Results of Operations...........15
Item 7      Financial Statements ...........................................................................25
Item 8      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............62
Item 8A   Controls and Procedures ..........................................................................62

Part III
Item 9      Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance
                with  Section 16(a) of the Exchange Act   ..................................................63
Item 10     Executive Compensation .........................................................................65
Item 11     Security Ownership of Certain Beneficial Owners and Related Stockholder Matters ................65
Item 12     Certain Relationships and Related Transactions and Director Independence........................66

Part IV
Item 13     Exhibits and Reports on Form 8K ................................................................68
Item 14     Principal Accountant Fees and Services .........................................................70

Signatures..................................................................................................71


                           Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GreenShift files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the future fiscal years.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

SUMMARY

GreenShift Corporation ("we," "our," "us," "GreenShift," or the "Company") develops and supports clean technologies and companies that facilitate the efficient use of natural resources.

We face environmental challenges today that are the collective result of several generations of industrial development. These challenges did not originate because of this development, but rather because of the mismanagement of natural resources and the by-products and wastes of production processes.

We believe that the resolution to the challenges we face will come from being smarter about how we consume natural resources to produce things, which we feel will be driven by motive of profit. Therefore, GreenShift focuses its core activities on investing in, developing internally, or acquiring technologies that advance profits, through cost-savings, revenue or both increases, and that result in cleaner and more efficient methods of production.

Take standard corn derived ethanol production as an example; corn is harvested, milled, mashed, fermented and distilled into 200 proof fuel-grade ethanol. Ultimately, about 33% of the mass of that corn is converted into ethanol. Another 33% of the mass is released as carbon dioxide during the fermentation process. The final 33% is in the form of cellulosic materials called distillers grain that currently cannot be converted into ethanol and is typically sold at relatively low value as animal feed. GreenShift intentionally sought to target, capture and utilize the byproducts of the ethanol production process and increase the value of these byproducts. To address the standard dry mill ethanol process, our portfolio companies have developed or acquired the rights to a number of technologies that can: (i) extract higher value corn oil from lower value distillers grains; (ii) convert that corn oil into biodiesel; (iii) convert various biomass (including distillers grains) into energy or fuels; and
(iv) potentially capture carbon dioxide to grow another biomass, which could potentially be converted into additional energy. To establish these technologies, each must stand on its own as an economically feasible "add on" - each driving additional profitability.

Besides increasing the production and profits of the ethanol plant, the positive externalities or environmental impact of the above ethanol-specific technologies are: (i) the production of more cleaner burning fuels that can displace fossil fuels, and (ii) the potential reduction of carbon emissions at the ethanol plant itself. Although certain of the above technologies are still development-stage, the approach is a model for the prototypical GreenShift solution.

We believe that tremendous environmental gains can be realized across the industrial landscape there exists by simply by making it easier and more cost-effective to use renewable sources of energy, to burn cleaner fuels, and to utilize and transform wastes into valuable commodities. We accomplish this by

     >> developing and implementing incremental advances in technologies and business practices

     >> that leverage established infrastructure and distribution channels to enable increased and sustainable profits

     >> by decreasing the consumption of natural resources and the generation of wastes and emissions.

These incremental shifts forward in both economic and environmental gain - these green shifts - are at the core of our philosophy and they are the basis for our primary operations: GS CleanTech, GS AgriFuels, GS Energy, GS Carbon and GS EnviroServices (see Item I, Description of Business - Operations, below).

COMPANY BACKGROUND

GreenShift began operations as a closed-end management investment company on April 1, 2005 after we acquired majority equity stakes in the predecessors to our GS CleanTech and GS Energy subsidiaries and filed an election on Form N54A pursuant to Section 54 of the Investment Company Act of 1940 (the "40 Act") to be regulated as a business development company ("BDC"). We conducted operations as a BDC from April 1, 2005 through July 1, 2006. During this time, we acquired our initial technology portfolio, we purchased majority equity stakes in the development stage and operating companies that would eventually become our platform companies, and we completed a number of minority equity investments in companies that we believed to be strategic to our mission.

On July 1, 2006, we filed Form N54C pursuant to Section 54 of the 40 Act to withdraw our election to be regulated as a BDC. This decision was in part prompted by the fact that the majority of our resources were allocated to managing the operating activities of our majority-owned holdings. The de-election changed the nature of our business from an investment and business development company to an active operating company. We commenced efforts to restructure our holdings and investments at the time of this de-election. The primary purpose of this restructuring was to organize our holdings according to a sector-specific approach, within `pure-play' platform companies with investment theses that are both distinct and consistent with GreenShift's overall mission. Today, our majority-held companies are currently generating in excess of $30 million in sales and hold over 30 patents and pending patents for clean technologies that Management believes to have wide and potentially disruptive application potential. Our current corporate structure is provided here:

Company                                                                                                  Percent Owned
----------------------------------------------------------------------------------------------------------------------------------

>>       GS CleanTech Corporation (OTC Bulletin Board: GSCT)                                                    80%

         >>       GS Industrial Design, Inc.                                                                   100%
                  >>       GS Ethanol Technologies, Inc.                                                       100%
                  >>       GS Carbon Dioxide Technologies, Inc.                                                100%
                  >>       Tornado Trash Corporation                                                           100%

         >>       GS CleanTech Ventures, Inc.                                                                  100%
                  >>       General Hydrogen Corporation                                                          3%
                  >>       Ovation Products Corporation                                                         12%

         >>       GS EnviroServices Corporation (OTC Bulletin Board: TDSM)                                      55%
                  >>       EnviroSafe Corporation                                                              100%
                  >>       EnviroSafe Corporation (NE)                                                         100%

         >>       GS AgriFuels Corporation (OTC Bulletin Board: GSGF)                                           80%

                  >>       Mean Green BioFuels, Inc.                                                           100%
                           >>       GS Fulton Biodiesel, LLC                                                    80%
                           >>       Mean Green Biodiesel (TN), Inc.                                            100%
                           >>       Mean Green Biodiesel (OH), Inc.                                            100%

                  >>       NextGen Fuel, Inc.                                                                  100%

                  >>       Sustainable Systems, Inc.                                                           100%
                           >>       Montola Growers, Inc.                                                      100%
                  >>       ZeroPoint Clean Tech, Inc.                                                           10%

         >>       GS Energy Corporation (OTC Bulletin Board: GSEG)                                              80%

                  >>       GS Manufacturing, Inc.                                                              100%
                           >>       Warnecke Design Services, Inc.                                             100%
                           >>       Warnecke Rentals, LLC                                                      100%

         >>       GS Carbon Corporation (OTC Bulletin Board: GSCR)                                              85%

                  >>       GS Carbon Trading, Inc.                                                             100%
                           >>       Sterling Planet, Inc.                                                       10%
                           >>       TerraPass, Inc.                                                             10%
                  >>       General Ultrasonics Corporation                                                      70%

                  >>       General Carbonics Corporation                                                       100%

                  >>       Air Cycle Corporation                                                                30%

We recently announced our plans to (1) merge GS AgriFuels and GS Energy and (2) merge GreenShift, GS CleanTech and GS Carbon.

Under the terms of the GS AgriFuels - GS Energy merger agreement, holders of GS Energy common stock will receive 1 share of GS AgriFuels common stock for each 1,000 shares owned in GS Energy. This corresponds to a total of about 2.5 million new shares of GS AgriFuels common stock that will be issued to GS Energy common stock shareholders upon the closing of the merger.

Under the terms of the GreenShift - GS CleanTech - GS Carbon merger agreement, holders of GS CleanTech common stock will receive 1 share of GreenShift common stock for each 3 shares owned in GS CleanTech, and holders of GS Carbon common stock will receive 1 share of GreenShift common stock for each 3 shares owned in GS Carbon. This corresponds to a total of about 110,000,000 new shares of GreenShift common stock that will be issued to the holders of GS CleanTech and 30,000,000 shares to the holders of GS Carbon

While we believe that we need to organize our various operating activities in distinct platform companies, we have come to believe that these platform companies should not each be separate public platforms. GreenShift believes that both of the above mergers will be strategic for several reasons, including:

     >>   the reduction of operational overlap and redundancies,

     >>   the promotion of a unified vision among our employees,

     >> the reduction of confusion to third parties such as customers, vendors, creditors, shareholders and other stakeholders,

     >> the reduction of the focus, capital, and other resources required to administer multiple public entities as a result of the decreased complexity, and

     >> increasing the ability of our management to focus on enhancing earnings, strengthening the Company's balance sheet, and creating value for our shareholders.

Subject to the approval of GS Energy's, GS CleanTech's and GS Carbon's shareholders, our pro forma corporate structure upon the completion of the above mergers is provided below:

Company                                                                                     Pro Forma Percent Owned
------------------------------------------------------------------------------------------------------------------------------------

>>       GS AgriFuels Corporation (OTC Bulletin Board: GSGF)                                Majority Owned - Public

         >>       Mean Green BioFuels, Inc.                                                                    100%
                  >>       GS Fulton Biodiesel, LLC                                                             80%
                  >>       Mean Green Biodiesel (TN), Inc.                                                     100%
                  >>       Mean Green Biodiesel (OH), Inc.                                                     100%

         >>       NextGen Fuel, Inc.                                                                           100%

         >>       Sustainable Systems, Inc.                                                                    100%
                  >>       Montola Growers, Inc.                                                               100%

         >>       ZeroPoint Clean Tech, Inc.                                                                    10%

         >>       GS Manufacturing, Inc.                                                                       100%
                  >>       Warnecke Design Services, Inc.                                                      100%
                  >>       Warnecke Rentals, LLC                                                               100%

>>       GS EnviroServices Corporation (OTC Bulletin Board: TDSM)                           Majority Owned - Public
         >>       EnviroSafe Corporation                                                                       100%
         >>       EnviroSafe Corporation (NE)                                                                  100%

>>       GS CleanTech Corporation                                                            Wholly Owned - Private
         >>       GS Industrial Design, Inc.                                                                   100%
                  >>       GS Ethanol Technologies, Inc.                                                       100%
                  >>       GS Carbon Dioxide Technologies, Inc.                                                100%
                  >>       Tornado Trash Corporation                                                           100%

>>       GS Carbon Corporation                                                               Wholly Owned - Private
         >>       General Ultrasonics Corporation                                                               70%
         >>       General Carbonics Corporation                                                                100%

>>       GS CleanTech Ventures, Inc.                                                         Wholly Owned - Private
         >>       General Hydrogen Corporation                                                                   3%
         >>       Ovation Products Corporation                                                                  12%
         >>       Sterling Planet, Inc.                                                                         10%
         >>       TerraPass, Inc.                                                                               10%
         >>       Air Cycle Corporation                                                                         30%

OPERATIONS AND BUSINESS STRATEGY

Our technology and business development efforts to date have been focused on the following activities: (a) technology acquisition, development and commercialization (GS CleanTech), (b) provision of engineering (GS CleanTech) and manufacturing (GS Energy) services incidental to our technologies, (c) the formation and capitalization of a commercialization entity to implement a go-to-market strategy for the first wave of our technologies (GS AgriFuels), and
(d) clean technology research and development.

In addition, we provide manufacturing (GS Energy) and diversified environmental engineering management services (GS EnviroServices) to third party clients. These activities constituted the majority of our sales for 2006 but are expected to decreases as a percentage of our overall sales as we continue to implement our technology commercialization plans.

Technology Acquisition

We acquired and currently own or otherwise hold certain rights to a number of important clean technologies through our various platform operating companies, some of which are listed here:

Technology                             Status                   IP Rights                           Owned By
-------------------------------------------------------------------------------------------------------------------

Corn Oil Extraction                    Patent-Pending           Owned                           GS CleanTech
Flash Desiccation/Homogenization       Patented                 Exclusive License               GS CleanTech
Carbon Dioxide Bioreactor              Patented/Patent-Pending  Exclusive License/Owned         GS CleanTech
Integrated Multi-Fuels Production      Patent-Pending           Owned                           GS CleanTech
Biodiesel Production                   Patent-Pending           Owned                           GS AgriFuels
Biomass Gasification                   Patent-Pending           Limited Exclusive Rights(*)     GS AgriFuels
Ultrasonic Reformation                 Patent-Pending           Owned                              GS Carbon
Carbon Nanostructure Composites        Patent-Pending           Owned                              GS Carbon

     (*) GS AgriFuels holds the exclusive distribution rights to this technology in the North American Ethanol Production Industry. This technology was developed by GS AgriFuels' portfolio company, ZeroPoint Clean Tech, Inc.

Technology Development and Early-Stage Commercialization

Our technology development and early-stage commercialization activities during 2006 were implemented by GS CleanTech and focused on implementing a go-to-market strategy for the commercialization of GS CleanTech's corn oil extraction technology ("COES"). These activities included:

     >> securing agreements for the sale of early adopter installations of COES at targeted qualified clients;

     >>   the installation of COES at these early adopter clients;

     >> the roll-out of GS CleanTech's current technology usage program where GS CleanTech's clients can use our technology for no up-front cost;

     >> the execution of term sheets and letters of intent with GS CleanTech's prospective usage clients to validate the offering and to facilitate early-stage financing for GS CleanTech's commercialization program;

     >> the conversion of GS CleanTech's letters of intent into executed agreements for deployments of COES under our usage program; and

     >>   the  installation  of  our  technology  at  GS  CleanTech's   clients'
          facilities under the usage program.

During 2006, GS CleanTech commissioned operations of its first two early-adopter COES installations at two dry mill ethanol production facilities where the technology currently extracts corn oil at the combined rate of more than 2.5 million gallons per year.

In total, GS CleanTech's current executed contracts in its usage program will produce more than 25 million gallons of corn oil for conversion into biodiesel fuel as the relevant extraction systems are fully installed during 2007 and 2008. GS CleanTech is currently deploying several of these extraction systems and expects to commission the first of these new systems in April 2007. GS CleanTech is currently servicing an extensive sales pipeline for additional deployments of the COES technology and Management expects that GS CleanTech will execute agreements corresponding to significant additional volumes of corn oil during 2007.

During 2006, GS AgriFuels completed the acquisition of biodiesel technology provider, NextGen Fuel, Inc., which had developed and began commercialization of a proprietary, patent-pending continuous flow biodiesel system. The NextGen systems, which include both direct and transesterification, are skid mounted and can produce five (5) million or ten (10) million gallons per year. NextGen is currently servicing a substantial sales pipeline for the NextGen technology and has executed contracts to sell NextGen's biodiesel production systems to a number of clients.

In August 2006, GS AgriFuels made a strategic investment in the development-stage company ZeroPoint Clean Tech, Inc., which is developing and commercializing a range of technologies related to biomass gasification, fuel reforming, gas-to-liquid, and water evaporation. In conjunction with the investment in ZeroPoint, GS AgriFuels entered into a reciprocal sales and marketing agreement whereby ZeroPoint acquired the non-exclusive rights to market and sell certain of our technologies in international markets, and GS AgriFuels acquired the exclusive use and marketing rights for ZeroPoint's patent pending gasification, fuel reforming and gas-to-liquids technology in the North American ethanol industry. ZeroPoint is currently developing a commercial-scale pilot facility to demonstrate the capabilities of this technology.

GS CleanTech's focus for much of 2007 will remain resolved on delivering its technologies to the ethanol production industry. As GS CleanTech achieves budgeted milestones in our ethanol program we intend to shift our focus towards the extraction, beneficiation and refining of other co-products and waste products in other agriproducts based industries, the municipal waste processing industry and the power generation industry.

Technology-Driven Engineering and Manufacturing Services

GS CleanTech's management and staff possesses significant process engineering expertise across multiple engineering and process technology disciplines, including civil, chemical, mechanical, environmental and electrical engineering, vegetable oil processing and refining, waste processing, power generation and production of various agriproducts. GS CleanTech's business model is based on the provision of process engineering, equipment sales and plant development services incidental to GS CleanTech's technology transfer activities. GS CleanTech relies on GS Energy's specialty metal manufacturing capabilities relative to these efforts.

GS Energy's manufacturing group, Warnecke Design Services, Inc., is run by a team of seasoned custom equipment manufacturers and engineers. Warnecke provides custom equipment manufacturing services for its clients including machine design, machine building, control system electronics and programming, and maintenance support services. Warnecke currently services clients in the biofuels, automotive, electronics, lighting, plastics, rubber and food products industries.

In addition to providing GreenShift's various platform companies with advanced prototyping and pilot equipment manufacturing services, Warnecke fabricates GS CleanTech's COES and other technology deployments (including GS CleanTech's flash desiccation and bioreactor technologies), GS AgriFuels' NextGen biodiesel production systems, and has provided significant services to ZeroPoint in the fabrication and commissioning of its current pilot facility. Management expects that Warnecke will provide all of GS CleanTech's and GS AgriFuels' fabrication needs for the foreseeable future.

GS AgriFuels has initiated development for and intends to build a commercial-scale NextGen biodiesel production facility at a site proximate to Warnecke's manufacturing operations. When complete, this facility will be used to showcase the NextGen technology for prospective third-party clients and to generate revenues from the production and sale of biodiesel.

Formation of Commercialization Platform and Implementation of Go-to-Market Strategy

We believe that the impact of our technologies becomes more significant as we move through early stage commercialization and into maturity with each technology, and that GreenShift can maximize the value of several of the above technologies by facilitating its direct use of those technologies to produce clean fuels and energy from biomass. In an effort to accomplish this, GreenShift formed GS AgriFuels during 2005 specifically to implement a coordinated go-to-market strategy to achieve this.

GS AgriFuels' development plans are based on the use of several classes of technology, including innovative extraction, desiccation, homogenization, process intensification, biodiesel production, biomass gasification, reformation, and catalytic technologies to:

     >>   Sell equipment at high margins into selected market segments;

     >> Acquire long term rights to high-quality sources of biomass with low-risk and at low-cost;

     >> Produce biomass-derived energy and fuels out of non-traditional feedstocks such as corn oil and cellulosic biomass;

     >> Acquire production assets in mature agribusinesses - such as traditional corn ethanol, oilseed crushing and other agriproducts processing facilities - and synergistically upgrade these locations into integrated multi-feedstock, multi-fuel ("IMF") biorefineries.

We believe that combined applications of these technologies may have wide and disruptive application potential throughout the landscape of the agriproducts sector. Our technologies are robust, scalable, energy efficient, modular and, importantly, capable of rapid and cost-effective "plug-and-play" integration into the existing agribusiness infrastructure. These advantages converge to potentially enable the refining of many different alternative feedstocks into clean and renewable energy and a number of different clean fuels cost-effectively at small scales. This provides us with, what we believe to be, highly valuable opportunities to reduce commodity risk by creating opportunities to manage production assets in response to fluctuating commodity market conditions. No single conventional or new technology or group of technologies that we are aware of can currently achieve this.

GS AgriFuels' production plans are based on leveraging technology and/or geography to establish a feedstock procurement advantage. GS AgriFuels intends to accomplish this by: (i) co-locating agrifuels production assets directly at or in proximity to its sources of biomass feedstock, such as an animal processing facility or an oil seed crushing facility; and/or (ii) by taking advantage of technologies that enable GS AgriFuels to obtain and process feedstocks that other producers cannot process, such as the corn ethanol co-product known as distillers dried grain.

GS AgriFuels has completed preliminary engineering and permitting activities for biodiesel production sites in New York, Tennessee, and Ohio, and GS AgriFuels is currently in various stages of negotiations to deploy a number of majority-owned corn oil biodiesel production facilities on-site at several existing ethanol facilities in the Mid-Western U.S.

Most of GS AgriFuels' planned facilities will have an initial nameplate capacity of five (5) or ten (10) million gallons of biodiesel production and potentially five (5) million gallons of ethanol, methanol and/or synthetic diesel production derived from biomass gasification and gas-to-liquid technologies.

GS AgriFuels long-term production plans are to build a large number of smaller, strategically placed or "distributed" production facilities at or in proximity to the plants' source of feedstocks such as GS AgriFuels recently acquired Sustainable Systems, Inc., subsidiary. Sustainable is a developer of oilseed crush facilities with one plant currently in operation in Culbertson, Montana. Sustainable is currently expanding its oilseed extraction and vegetable oil refining capability from 300 tons per day to 600 tons per day at this plant and GS AgriFuels intends to layer in biodiesel production and other biomass-derived energy and fuels production capability on-site at Sustainable in conjunction with the completion of this expansion.

Clean Technology Research and Development

In addition to the above, we were also involved in technology research and development activities during 2006. These were predominantly focused on developing our early-stage pilot carbon dioxide bioreactor (GS CleanTech) and ultrasonic reformation (GS Carbon) technologies.

GS CleanTech's patented bioreactor technology was developed at Ohio University's Ohio Coal Research Center with funding from the U.S. Department of Energy. The bioreactor uses algae to consume exhaust carbon dioxide emissions, sunlight and water to grow new algae, giving off pure oxygen and water vapor in the process. If properly cultivated, the algae doubles in mass daily and are harvested for conversion into clean fuels as they grow to maturity. The resultant algal biomass can either be routed for biodiesel production (for high fat strains) or gasification (for either high starch or high cellulose strains). GS CleanTech is currently developing its first commercial scale pilot bioreactor system and is ultimately seeking to cost effectively commercialize its use at ethanol facilities to further enhance corn to clean fuel conversion efficiencies.

GS Carbon's patent-pending ultrasonic reformation process uses water, carbon-based materials and high intensity ultrasonic energies to synthesize clean burning fuels and other materials. Testing and development of this technology at GS Carbon's testing laboratory initiated after acquiring the technology during 2006. In 2007, we anticipate extensive further testing as well as an analysis of the economic viability of the technology.

Our plans for the commercialization of both of these technologies, as well as others in our portfolio, are very similar to how we have implemented the commercialization process for the COES technology and the go-to-market strategy for GS AgriFuels. In addition, a key aspect of our go-to-market strategy for these technologies is to forge strategic partnerships with qualified companies.

Environmental Engineering and Management Services

GS EnviroServices is a diversified environmental services company that provides industrial and hazardous waste management services, environmental engineering services, and site remediation services. GS EnviroServices' focus is to provide its clients with value-added, environmentally conscious and cost-effective hazardous waste management services based on its efficient management of wastes.

GS EnviroServices' growth strategy is to expand its geographic base, both through increased sales activities and acquisitions, and to add new services in the area of technology implementation utilizing unique technologies developed by affiliated GreenShift companies. We believe that our technologies will enable GS EnviroServices to differentiate itself from standard environmental service providers. GS EnviroServices' ambition is to provide its services across the full range of needs of its industrial and government clients with particular emphasis on technology-driven energy and water resource conservation.

Minority Investments

We recently acquired stakes in ZeroPoint Clean Tech, Inc. (10%; owned by GS AgriFuels), Sterling Planet, Inc. (10%; owned by GS Carbon), TerraPass, Inc. (10%; owned by GS Carbon), General Hydrogen Corporation (3%; owned by GS CleanTech), Ovation Products Corporation (12%; owned by GS CleanTech) and Air Cycle Corporation (30%; owned by GS Carbon).

ZeroPoint Clean Tech, Inc. is commercializing patent pending and proprietary gasification, gas to liquids and fuel reforming technology that ZeroPoint management believes is the most effective technology available for use in gasifying a wider range of various biomass materials to create carbon-neutral energy (gas, electricity, ethanol, diesel substitutes and hydrogen), clean water and other valuable products. ZeroPoint's technology is well suited for distributed deployments, making it highly applicable to the localized nature of many global sources of biomass feedstock.

Sterling Planet, Inc. has established a strong reputation as the premier market maker for renewable energy certificates. Sterling has sold over 4 billion kilowatt hours of renewable energy certificates since its inception. The energy underlying those certificates represents enough energy to power 350,000 homes for a full year and offset 2.6 million tons of carbon dioxide. Sterling Planet currently services an impressive array of clients including Alcoa, The Coca-Cola Company, DuPont, Delphi Corporation, Duke University, University of Utah, Nike, Pitney Bowes, U.S. Environmental Protection Agency, the U.S. General Services Administration, the Homeland Security Department, Western Area Power Administration, New York State Energy Research and Development Authority (NYSERDA), the U.S. Army, Staples, Whirlpool Corporation, the World Resources Institute and over 150 other companies. GS Carbon holds a 10% stake in Sterling.

By issuing a "TerraPass" to its members, TerraPass utilizes its members' voluntary contributions to promote global energy efficiency and greenhouse gas reduction through targeted projects. It is through these clean energy projects that TerraPass counterbalances pollution from its members' vehicles. TerraPass recently partnered with Ford Motor Company in a program called "Greener Miles," which allows consumers to calculate the amount of carbon dioxide produced by their car in one year of driving, and then to purchase a TerraPass linked to the cost of producing an amount of clean energy equivalent to the carbon dioxide produced. Individual purchases range from $29.95 to $79.95 annually, depending on the type of vehicle, amount of carbon dioxide emitted and miles traveled, and the funds are used to invest in U.S. based renewable energy projects. GS Carbon holds a 10% stake in TerraPass.

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

Ovation Products Corporation is a development-stage company with patented and proprietary technologies involving new implementations of vapor compression distillation. Ovation has invested over $9 million developing technology that offers dramatic price and performance advantages over competing clean water technologies. Ovation is finalizing the development of its initial product, the Clean Water Appliance - a fire-hydrant sized appliance that can generate 25 gallons of pure water per hour from a variety of dirty water input sources at a cost of approximately $0.004 per gallon, or about 1.2% of the cost of traditional home distillation methods.

GS Carbon holds a 30% stake in Air Cycle, a lamp, ballast, battery and e-waste recycling company. Air Cycle's Bulb Eater(R) product line crushes spent fluorescent lamps into small fragments and compacts them into 55-gallon containers which are then shipped for recycling. Air Cycle's EasyPak(TM) Recycling Program is offered as an alternative for customers who generate spent lamps, batteries, and/or ballasts and cannot meet Air Cycle's quantity minimums for bulk pick-ups. Small shipments are instead shipped through pre-paid FedEx transportation services.

MARKET OVERVIEW AND COMPETITION

The ethanol industry has grown significantly over the last few years, expanding production capacity from about 1.3 billion gallons in 1997 to about 4.0 billion gallons in 2005. As of January 1, 2006, ethanol accounted for approximately 3% of the U.S. gasoline fuel supply. As of April 2006, the Renewable Fuels
Association (the "RFA") estimated that ethanol facilities with capacities exceeding an additional 2 billion gallons per year were under construction. Over 37 billion gallons of petroleum diesel are used for domestic transportation each year in the U.S. The total demand for diesel fuel approaches 50 billion gallons per year when construction, farming and other off-road uses are considered. By comparison, the current production of biodiesel in the U.S is less than 100 million gallons per year, but the production and use of biodiesel is growing rapidly. According to the National Biodiesel Board, biodiesel sales have increased from about 2 million gallons in 2000 to over 50 million gallons in 2005.

For many years, most chemical wastes generated in the United States by industrial processes have been handled on-site at the generators' facilities. Over the past 30 years, increased public awareness of the harmful effects of unregulated disposal of hazardous wastes on the environment and health has led to federal, state and local regulation of waste management activities. The statutes regulating the management of chemical wastes include the Resource Conservation and Recovery Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980. These statutes are primarily administered by the United States Environmental Protection Agency and often delegated to states.

Environmental laws and regulations impose stringent standards for the management of hazardous wastes and provide penalties for violators. In addition, based on these laws and regulations, generators and others are subject to continuing liability for past disposal and environmental degradation. As a result of (1) the increased liability exposure associated with chemical waste management activities, (2) a corresponding decrease in the availability of insurance and significant cost increases in administering compliance, and (3) the need for facility capital improvements, many generators of hazardous wastes have found it uneconomical to maintain their own treatment and disposal facilities or to develop and maintain the technical expertise necessary to assure regulatory compliance. Accordingly, many generators have sought to have their hazardous wastes managed by firms that possess or have access to the appropriate treatment and disposal facilities, as well as the expertise and financial resources necessary to attain and maintain compliance with applicable environmental regulatory requirements.

At the same time, governmental regulation has resulted in a reduction of the number of facilities available for hazardous waste treatment, storage or disposal, as many facilities have been unable to meet the strict standards imposed by the environmental laws and regulations. It is in this market that GS CleanTech Corporation is growing, offering efficient environmental services and effective recycling as an alternative to disposal of hazardous wastes.

LAWS AND REGULATIONS

Energy Policy Act

The Energy Policy Act of 2005 established minimum annual volumes of renewable fuel to be used by petroleum refiners in the fuel supply. The annual requirement grows to 7.5 BGY by 2012. The Energy Policy Act removed the oxygenate requirements for reformulated gasoline that were put in place by the Clean Air Act. The Energy Policy Act also included anti-backsliding provisions, however, that require refiners to maintain emissions quality standards in the fuels that they produce, thus providing a source for continued need for ethanol.

Tax Incentives

Gasoline distributors who blend ethanol with gasoline receive a federal excise tax credit for each gallon of ethanol they blend. The federal Transportation Efficiency Act of the 21st Century, or TEA-21, extended this ethanol tax credit first passed in 1979 through 2007. The American Jobs Creation Act of 2004 extended the subsidy again to 2010 by allowing distributors to take a $0.51 excise tax credit for each gallon of ethanol they blend. We cannot give assurance that the tax incentives will be renewed in 2010 or, if renewed, on what terms they will be renewed.

Clean Air Act

The use of ethanol as an oxygenate is driven, in part, by environmental regulations. The federal Clean Air Act requires the use of oxygenated gasoline during winter months in areas with unhealthy levels of carbon monoxide.

Renewable Fuels Standard

Adopted on August 8, 2005 as part of the Energy Policy Act of 2005, the RFS establishes minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline, increasing from 4.0 billion gallons of RFS mandated usage in 2006 to
7.5 billion gallons by 2012. The RFA expects that ethanol should account for the largest share of renewable fuels produced and consumed under the RFS.

Ban on Use of MTBE

Due to their availability and cost, ethanol and MTBE had been the two primary additives that were used to meet the federal Clean Air Act's oxygenate requirements. Because MTBE could be blended with gasoline at the refinery and transported via pipeline (and was produced from petroleum derivatives), it was initially the preferred oxygenate ingredient used by the petroleum industry. In contrast, ethanol's affinity for water makes it more difficult to transport ethanol blended gasoline through existing petroleum pipelines since the presence of water in the pipelines (which often results from the previous transport of diesel fuel) could result in the ethanol separating from the gasoline during transport. Therefore, ethanol has historically been transported at higher expense via truck, rail or barge to a terminal for blending with gasoline and then transported via truck to the customer. In recent years, public concern about MTBE contamination of water supplies grew as a result of leaks from underground storage tanks and pipes. Twenty-five states have now banned, or significantly limited, the use of MTBE, including California and New York. Since most of the states that consumed significant amounts of oxygenated gasoline have already banned or limited the use of MTBE, the potential for additional significant growth in ethanol consumption as a result of the prohibition or significant limitation on the use of MTBE is limited.

Tariff on Imported Ethanol

In 1980, Congress imposed a tariff on foreign produced ethanol to encourage the development of a domestic, corn-derived ethanol supply. This tariff was designed to prevent the federal tax incentive from benefiting non-U.S. producers of ethanol. The $0.54 per gallon tariff was scheduled to expire in 2007, but was extended in late 2006 until January 1, 2009. Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempt from the tariff under the Caribbean Basin Initiative, which provides that specified nations may export an aggregate of 7.0% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit. As a result of new plants under development in the Caribbean region, we believe imports from there will continue, subject to the limited nature of the exemption. In addition, there is a flat 2.5% ad valorem tariff on all imported ethanol.

ENVIRONMENTAL MATTERS

Our planned new production facilities will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. Operating expenses to meet regulatory requirements, including all environmental permits, will be an integral part of operating costs. Costs for compliance with environmental laws include safety and health protection measures, controls limiting air emissions and effluent discharges, emergency response capabilities, storm water management, recordkeeping and training.

CUSTOMERS

The Company's customers are currently comprised of ethanol facilities, developers of renewable fuel production facilities who purchase our proprietary biodiesel production equipment, industrial manufacturers that purchase our specialty equipment and related manufacturing services, and more than five hundred active industrial and governmental clients that generate many thousands of different industrial wastes.

INTELLECTUAL PROPERTIES

We acquired and currently own or otherwise hold certain rights to a number of patented and/or patent-pending clean technologies through our various platform operating companies, some of which are listed here:

Technology                             Status                          IP Rights                           Owned By
------------------------------------------------------------------------------------------------------------------------------------
Corn Oil Extraction                    Patent-Pending                  Owned                           GS CleanTech
Flash Desiccation/Homogenization       Patented                        Exclusive License               GS CleanTech
Carbon Dioxide Bioreactor              Patented/Patent-Pending         Exclusive License/Owned         GS CleanTech
Integrated Multi-Fuels Production      Patent-Pending                  Owned                           GS CleanTech
Biodiesel Production                   Patent-Pending                  Owned                           GS AgriFuels
Biomass Gasification                   Patent-Pending                  Limited Exclusive Rights(*)     GS AgriFuels
Ultrasonic Reformation                 Patent-Pending                  Owned                              GS Carbon
Carbon Nanostructure Composites        Patent-Pending                  Owned                              GS Carbon

(*) GS AgriFuels holds the exclusive distribution rights to this technology in the North American Ethanol Production Industry. This technology was developed by GS AgriFuels' portfolio company, ZeroPoint Clean Tech, Inc.

EMPLOYEES

As of December 31, 2006, GreenShift and its majority held companies employed 133 employees. In addition to its executive officers, the Company employs sales personnel, staff engineers, facilities and operations managers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of our employees.

ITEM 2.  DESCRIPTION OF PROPERTIES

Greenshift Corporation currently maintains office at One Penn Plaza, Suite 1612, New York, NY. The lease for this space expires in May of 2011. We paid $74,867 in rent during 2006. We believe these offices will be sufficient for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

GS CleanTech was party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management Inc. (the "Kerns Matter"). The action was filed in the Supreme Court of the State of New York, August 14, 2003. The verified complaint sought performance of certain agreements between the plaintiffs and KPMI and GSCT, plus attorney's fees and costs. This matter related to the acquisition of Vulcan Waste Systems, Inc. from Kerns Manufacturing Corp. and the breach by Kerns of the terms and conditions of the relevant acquisition agreement. On February 28, 2007, GS CleanTech entered into a settlement of the Kerns Matter. The total settlement of $1,500,000 is payable in two installments; $500,000 on March 31, 2007 and $1,000,000 on June 30, 2007. As of December 31, 2006, the
Company has accrued $1,500,000 for the settlement of this matter. The first installment of $500,000 due was paid on March 31, 2007.

GS AgriFuels is party to the matter entitled O'Brien & Gere Limited, et. al. v. NextGen Chemical Processors, Inc., et. al., which action was filed in the Supreme Court of the State of New York. The verified complaint, which also names GS AgriFuels and certain of its affiliates, seeks performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of our recently acquired NextGen Fuel, Inc., subsidiary. GS AgriFuels has responded to the verified complaint and denies any liability.

GS Carbon's General Ultrasonics subsidiary is party to the matter entitled LeBlanc v. Tomoiu., et. al., which action was filed in the Superior Court of Connecticut. The verified complaint, which also names GreenShift and certain of its affiliates, seeks damages relating to the acquisition by General Ultrasonics of the stock of H2 Energy Solutions, Inc. from substantially all of its shareholders, as well as attorney's fees and costs. General Ultrasonics has responded to the verified complaint and denies any liability.

GS CleanTech assumed and is party to various material administrative compliance proceedings for which GS CleanTech has accrued $189,333 in potential expenses.

GS Energy's subsidiary, Warnecke Design Services, Inc., is a named party in a complaint against a customer of the company in which an engineering company that performed services for that customer alleges non-payment of services, breach of contract, and the disclosure of trade secrets. The Company intends to vigorously defend itself against this complaint and does not currently have enough information to assess the likely outcome of this matter

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

\
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Greenshift Corporation's Common Stock trades on the OTC Bulletin Board under the symbol "GSHF." The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's Common Stock during the past two years as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

----------------------------------------------------------------------------
Period                                                    High           Low
----------------------------------------------------------------------------
2006 First Quarter                                       0.163          0.084
2006 Second Quarter                                      0.373          0.136
2006 Third Quarter                                       0.19           0.102
2006 Fourth Quarter                                      0.15             .09

2005 First Quarter                                       1.70            0.07
2005 Second Quarter                                      0.16            0.02
2005 Third Quarter                                       0.37            0.03
2005 Fourth Quarter                                      0.24            0.09

Title of Class  Approximate  Number of  Holders  of Record as of April 16,  2007
Common Stock,  0.001 par value                         149

The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares.

DIVIDENDS

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. Future dividend policies will be determined by the Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions.

SALE OF UNREGISTERED SECURITIES

Greenshift Corporation did not sell any unregistered equity securities during the 4th quarter of 2006.

REPURCHASE OF EQUITY SECURITIES

Greenshift Corporation did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements

SUMMARY

GreenShift Corporation ("we," "our," "us," "GreenShift," or the "Company") develops and supports clean technologies and companies that facilitate the efficient use of natural resources.

We face environmental challenges today that are the collective result of several generations of industrial development. These challenges did not originate because of this development, but rather because of the mismanagement of natural resources and the by-products and wastes of production processes.

We believe that the resolution to the challenges we face will come from being smarter about how we consume natural resources to produce things, which we feel will be driven by motive of profit. Therefore, GreenShift focuses its core activities on investing in, developing internally, or acquiring technologies that advance profits, through cost-savings, revenue or both increases, and that result in cleaner and more efficient methods of production.

Take standard corn derived ethanol production as an example; corn is harvested, milled, mashed, fermented and distilled into 200 proof fuel-grade ethanol. Ultimately, about 33% of the mass of that corn is converted into ethanol. Another 33% of the mass is released as carbon dioxide during the fermentation process. The final 33% is in the form of cellulosic materials called distillers grain that currently cannot be converted into ethanol and is typically sold at relatively low value as animal feed. GreenShift intentionally sought to target, capture and utilize the byproducts of the ethanol production process and increase the value of these byproducts. To address the standard dry mill ethanol process, our portfolio companies have developed or acquired the rights to a number of technologies that can: (i) extract higher value corn oil from lower value distillers grains; (ii) convert that corn oil into biodiesel; (iii) convert various biomass (including distillers grains) into energy or fuels; and
(iv) potentially capture carbon dioxide to grow another biomass, which could potentially be converted into additional energy. To establish these technologies, each must stand on its own as an economically feasible "add on" - each driving additional profitability.

Besides increasing the production and profits of the ethanol plant, the positive externalities or environmental impact of the above ethanol-specific technologies are: (i) the production of more cleaner burning fuels that can displace fossil fuels, and (ii) the potential reduction of carbon emissions at the ethanol plant itself. Although certain of the above technologies are still development-stage, the approach is a model for the prototypical GreenShift solution.

We believe that tremendous environmental gains can be realized across the industrial landscape there exists by simply by making it easier and more cost-effective to use renewable sources of energy, to burn cleaner fuels, and to utilize and transform wastes into valuable commodities. We accomplish this by

     >> developing and implementing incremental advances in technologies and business practices

     >> that leverage established infrastructure and distribution channels to enable increased and sustainable profits >> by decreasing the consumption of natural resources and the generation of wastes and emissions.

These incremental shifts forward in both economic and environmental gain - these green shifts - are at the core of our philosophy and they are the basis for our primary operations: GS CleanTech, GS AgriFuels, GS Energy, GS Carbon and GS EnviroServices (see Item I, Description of Business - Operations, below).

OPERATIONS AND BUSINESS STRATEGY

Our technology and business development efforts to date have been focused on the following activities: (a) technology acquisition, development and commercialization (GS CleanTech), (b) provision of engineering (GS CleanTech) and manufacturing (GS Energy) services incidental to our technologies, (c) the formation and capitalization of a commercialization entity to implement a go-to-market strategy for the first wave of our technologies (GS AgriFuels), and
(d) clean technology research and development.

In addition, we provide manufacturing (GS Energy) and diversified environmental engineering management services (GS EnviroServices) to third party clients. These activities constituted the majority of our sales for 2006 but are expected to decreases as a percentage of our overall sales as we continue to implement our technology commercialization plans.

Technology Acquisition

We acquired and currently own or otherwise hold certain rights to a number of important clean technologies through our various platform operating companies, some of which are listed here:

Technology                             Status                          IP Rights                           Owned By
-----------------------------------------------------------------------------------------------------------------------------------

Corn Oil Extraction                    Patent-Pending                  Owned                           GS CleanTech
Flash Desiccation/Homogenization       Patented                        Exclusive License               GS CleanTech
Carbon Dioxide Bioreactor              Patented/Patent-Pending         Exclusive License/Owned         GS CleanTech
Integrated Multi-Fuels Production      Patent-Pending                  Owned                           GS CleanTech
Biodiesel Production                   Patent-Pending                  Owned                           GS AgriFuels
Biomass Gasification                   Patent-Pending                  Limited Exclusive Rights(*)     GS AgriFuels
Ultrasonic Reformation                 Patent-Pending                  Owned                              GS Carbon
Carbon Nanostructure Composites        Patent-Pending                  Owned                              GS Carbon

(*) GS AgriFuels holds the exclusive distribution rights to this technology in the North American Ethanol Production Industry. This technology was developed by GS AgriFuels' portfolio company, ZeroPoint Clean Tech, Inc.

Technology Development and Early-Stage Commercialization

Our technology development and early-stage commercialization activities during 2006 were implemented by GS CleanTech and focused on implementing a go-to-market strategy for the commercialization of GS CleanTech's corn oil extraction technology ("COES"). These activities included:

     >> securing agreements for the sale of early adopter installations of COES at targeted qualified clients;

     >>   the installation of COES at these early adopter clients;

     >> the roll-out of GS CleanTech's current technology usage program where GS CleanTech's clients can use our technology for no up-front cost;

>> the execution of term sheets and letters of intent with GS CleanTech's prospective usage clients to validate the offering and to facilitate early-stage financing for GS CleanTech's commercialization program;

     >> the conversion of GS CleanTech's letters of intent into executed agreements for deployments of COES under our usage program; and

     >>   the  installation  of  our  technology  at  GS  CleanTech's   clients'
          facilities under the usage program.

During 2006, GS CleanTech commissioned operations of its first two early-adopter COES installations at two dry mill ethanol production facilities where the technology currently extracts corn oil at the combined rate of more than 2.5 million gallons per year.

In total, GS CleanTech's current executed contracts in its usage program will produce more than 25 million gallons of corn oil for conversion into biodiesel fuel as the relevant extraction systems are fully installed during 2007 and 2008. GS CleanTech is currently deploying several of these extraction systems and expects to commission the first of these new systems in April 2007. GS CleanTech is currently servicing an extensive sales pipeline for additional deployments of the COES technology and Management expects that GS CleanTech will execute agreements corresponding to significant additional volumes of corn oil during 2007.

During 2006, GS AgriFuels completed the acquisition of biodiesel technology provider, NextGen Fuel, Inc., which had developed and began commercialization of a proprietary, patent-pending continuous flow biodiesel system. The NextGen systems, which include both direct and transesterification, are skid mounted and can produce five (5) million or ten (10) million gallons per year. NextGen is currently servicing a substantial sales pipeline for the NextGen technology and has executed contracts to sell NextGen's biodiesel production systems to a number of clients.

In August 2006, GS AgriFuels made a strategic investment in the development-stage company ZeroPoint Clean Tech, Inc., which is developing and commercializing a range of technologies related to biomass gasification, fuel reforming, gas-to-liquid, and water evaporation. In conjunction with the investment in ZeroPoint, GS AgriFuels entered into a reciprocal sales and marketing agreement whereby ZeroPoint acquired the non-exclusive rights to market and sell certain of our technologies in international markets, and GS AgriFuels acquired the exclusive use and marketing rights for ZeroPoint's patent pending gasification, fuel reforming and gas-to-liquids technology in the North American ethanol industry. ZeroPoint is currently developing a commercial-scale pilot facility to demonstrate the capabilities of this technology.

GS CleanTech's focus for much of 2007 will remain resolved on delivering its technologies to the ethanol production industry. As GS CleanTech achieves budgeted milestones in our ethanol program we intend to shift our focus towards the extraction, beneficiation and refining of other co-products and waste products in other agriproducts based industries, the municipal waste processing industry and the power generation industry.

Technology-Driven Engineering and Manufacturing Services

GS CleanTech's management and staff possesses significant process engineering expertise across multiple engineering and process technology disciplines, including civil, chemical, mechanical, environmental and electrical engineering, vegetable oil processing and refining, waste processing, power generation and production of various agriproducts. GS CleanTech's business model is based on the provision of process engineering, equipment sales and plant development services incidental to GS CleanTech's technology transfer activities. GS CleanTech relies on GS Energy's specialty metal manufacturing capabilities relative to these efforts.

GS Energy's manufacturing group, Warnecke Design Services, Inc., is run by a team of seasoned custom equipment manufacturers and engineers. Warnecke provides custom equipment manufacturing services for its clients including machine design, machine building, control system electronics and programming, and maintenance support services. Warnecke currently services clients in the biofuels, automotive, electronics, lighting, plastics, rubber and food products industries

In addition to providing GreenShift's various platform companies with advanced prototyping and pilot equipment manufacturing services, Warnecke fabricates GS CleanTech's COES and other technology deployments (including GS CleanTech's flash desiccation and bioreactor technologies), GS AgriFuels' NextGen biodiesel production systems, and has provided significant services to ZeroPoint in the fabrication and commissioning of its current pilot facility. Management expects that Warnecke will provide all of GS CleanTech's and GS AgriFuels' fabrication needs for the foreseeable future.

GS AgriFuels has initiated development for and intends to build a commercial-scale NextGen biodiesel production facility at a site proximate to Warnecke's manufacturing operations. When complete, this facility will be used to showcase the NextGen technology for prospective third-party clients and to generate revenues from the production and sale of biodiesel.

Formation of Commercialization Platform and Implementation of Go-to-Market Strategy

We believe that the impact of our technologies becomes more significant as we move through early stage commercialization and into maturity with each technology, and that GreenShift can maximize the value of several of the above technologies by facilitating its direct use of those technologies to produce clean fuels and energy from biomass. In an effort to accomplish this, GreenShift formed GS AgriFuels during 2006 specifically to implement a coordinated go-to-market strategy to achieve this.

GS AgriFuels' development plans are based on the use of several classes of technology, including innovative extraction, desiccation, homogenization, process intensification, biodiesel production, biomass gasification, reformation, and catalytic technologies to:

     >>   Sell equipment at high margins into selected market segments;

     >> Acquire long term rights to high-quality sources of biomass with low-risk and at low-cost;

     >> Produce biomass-derived energy and fuels out of non-traditional feedstocks such as corn oil and cellulosic biomass;

     >> Acquire production assets in mature agribusinesses - such as traditional corn ethanol, oilseed crushing and other agriproducts processing facilities - and synergistically upgrade these locations into integrated multi-feedstock, multi-fuel ("IMF") biorefineries.

We believe that combined applications of these technologies may have wide and disruptive application potential throughout the landscape of the agriproducts sector. Our technologies are robust, scalable, energy efficient, modular and, importantly, capable of rapid and cost-effective "plug-and-play" integration into the existing agribusiness infrastructure. These advantages converge to potentially enable the refining of many different alternative feedstocks into clean and renewable energy and a number of different clean fuels cost-effectively at small scales. This provides us with, what we believe to be, highly valuable opportunities to reduce commodity risk by creating opportunities to manage production assets in response to fluctuating commodity market conditions. No single conventional or new technology or group of technologies that we are aware of can currently achieve this.

GS AgriFuels' production plans are based on leveraging technology and/or geography to establish a feedstock procurement advantage. GS AgriFuels intends to accomplish this by: (i) co-locating agrifuels production assets directly at or in proximity to its sources of biomass feedstock, such as an animal processing facility or an oil seed crushing facility; and/or (ii) by taking advantage of technologies that enable GS AgriFuels to obtain and process feedstocks that other producers cannot process, such as the corn ethanol co-product known as distillers dried grain.

GS AgriFuels has completed preliminary engineering and permitting activities for biodiesel production sites in New York, Tennessee, and Ohio, and GS AgriFuels is currently in various stages of negotiations to deploy a number of majority-owned corn oil biodiesel production facilities on-site at several existing ethanol facilities in the Mid-Western U.S.

Most of GS AgriFuels' planned facilities will have an initial nameplate capacity of five (5) or ten (10) million gallons of biodiesel production and potentially five (5) million gallons of ethanol, methanol and/or synthetic diesel production derived from biomass gasification and gas-to-liquid technologies.

GS AgriFuels long-term production plans are to build a large number of smaller, strategically placed or "distributed" production facilities at or in proximity to the plants' source of feedstocks such as GS AgriFuels recently acquired Sustainable Systems, Inc., subsidiary. Sustainable is a developer of oilseed crush facilities with one plant currently in operation in Culbertson, Montana. Sustainable is currently expanding its oilseed extraction and vegetable oil refining capability from 300 tons per day to 600 tons per day at this plant and GS AgriFuels intends to layer in biodiesel production and other biomass-derived energy and fuels production capability on-site at Sustainable in conjunction with the completion of this expansion.

Clean Technology Research and Development

In addition to the above, we were also involved in technology research and development activities during 2006. These were predominantly focused on developing our early-stage pilot carbon dioxide bioreactor (GS CleanTech) and ultrasonic reformation (GS Carbon) technologies.

GS CleanTech's patented bioreactor technology was developed at Ohio University's Ohio Coal Research Center with funding from the U.S. Department of Energy. The bioreactor uses algae to consume exhaust carbon dioxide emissions, sunlight and water to grow new algae, giving off pure oxygen and water vapor in the process. If properly cultivated, the algae doubles in mass daily and are harvested for conversion into clean fuels as they grow to maturity. The resultant algal biomass can either be routed for biodiesel production (for high fat strains) or gasification (for either high starch or high cellulose strains). GS CleanTech is currently developing its first commercial scale pilot bioreactor system and is ultimately seeking to cost effectively commercialize its use at ethanol facilities to further enhance corn to clean fuel conversion efficiencies.

GS Carbon's patent-pending ultrasonic reformation process uses water, carbon-based materials and high intensity ultrasonic energies to synthesize clean burning fuels and other materials. Testing and development of this technology at GS Carbon's testing laboratory initiated after acquiring the technology during 2006. In 2007, we anticipate extensive further testing as well as an analysis of the economic viability of the technology.

Our plans for the commercialization of both of these technologies, as well as others in our portfolio, are very similar to how we have implemented the commercialization process for the COES technology and the go-to-market strategy for GS AgriFuels. In addition, a key aspect of our go-to-market strategy for these technologies is to forge strategic partnerships with qualified companies.

Environmental Engineering and Management Services

GS EnviroServices is a diversified environmental services company that provides industrial and hazardous waste management services, environmental engineering services, and site remediation services. GS EnviroServices' focus is to provide its clients with value-added, environmentally conscious and cost-effective hazardous waste management services based on its efficient management of wastes.

GS EnviroServices' growth strategy is to expand its geographic base, both through increased sales activities and acquisitions, and to add new services in the area of technology implementation utilizing unique technologies developed by affiliated GreenShift companies. We believe that our technologies will enable GS EnviroServices to differentiate itself from standard environmental service providers. GS EnviroServices' ambition is to provide its services across the full range of needs of its industrial and government clients with particular emphasis on technology-driven energy and water resource conservation.

Minority Investments

We recently acquired stakes in ZeroPoint Clean Tech, Inc. (10%; owned by GS AgriFuels), Sterling Planet, Inc. (10%; owned by GS Carbon), TerraPass, Inc. (10%; owned by GS Carbon), General Hydrogen Corporation (3%; owned by GS CleanTech), Ovation Products Corporation (12%; owned by GS CleanTech) and Air Cycle Corporation (30%; owned by GS Carbon).

ZeroPoint Clean Tech, Inc. is commercializing patent pending and proprietary gasification, gas to liquids and fuel reforming technology that ZeroPoint management believes is the most effective technology available for use in gasifying a wider range of various biomass materials to create carbon-neutral energy (gas, electricity, ethanol, diesel substitutes and hydrogen), clean water and other valuable products. ZeroPoint's technology is well suited for distributed deployments, making it highly applicable to the localized nature of many global sources of biomass feedstock.

Sterling Planet, Inc. has established a strong reputation as the premier market maker for renewable energy certificates. Sterling has sold over 4 billion kilowatt hours of renewable energy certificates since its inception. The energy underlying those certificates represents enough energy to power 350,000 homes for a full year and offset 2.6 million tons of carbon dioxide. Sterling Planet currently services an impressive array of clients including Alcoa, The Coca-Cola Company, DuPont, Delphi Corporation, Duke University, University of Utah, Nike, Pitney Bowes, U.S. Environmental Protection Agency, the U.S. General Services Administration, the Homeland Security Department, Western Area Power Administration, New York State Energy Research and Development Authority (NYSERDA), the U.S. Army, Staples, Whirlpool Corporation, the World Resources Institute and over 150 other companies. GS Carbon holds a 10% stake in Sterling.

By issuing a "TerraPass" to its members, TerraPass utilizes its members' voluntary contributions to promote global energy efficiency and greenhouse gas reduction through targeted projects. It is through these clean energy projects that TerraPass counterbalances pollution from its members' vehicles. TerraPass recently partnered with Ford Motor Company in a program called "Greener Miles," which allows consumers to calculate the amount of carbon dioxide produced by their car in one year of driving, and then to purchase a TerraPass linked to the cost of producing an amount of clean energy equivalent to the carbon dioxide produced. Individual purchases range from $29.95 to $79.95 annually, depending on the type of vehicle, amount of carbon dioxide emitted and miles traveled, and the funds are used to invest in U.S. based renewable energy projects. GS Carbon holds a 10% stake in TerraPass.

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

Ovation Products Corporation is a development-stage company with patented and proprietary technologies involving new implementations of vapor compression distillation. Ovation has invested over $9 million developing technology that offers dramatic price and performance advantages over competing clean water technologies. Ovation is finalizing the development of its initial product, the Clean Water Appliance - a fire-hydrant sized appliance that can generate 25 gallons of pure water per hour from a variety of dirty water input sources at a cost of approximately $0.004 per gallon, or about 1.2% of the cost of traditional home distillation methods.

GS Carbon holds a 30% stake in Air Cycle, a lamp, ballast, battery and e-waste recycling company. Air Cycle's Bulb Eater(R) product line crushes spent fluorescent lamps into small fragments and compacts them into 55-gallon containers which are then shipped for recycling. Air Cycle's EasyPak(TM) Recycling Program is offered as an alternative for customers who generate spent lamps, batteries, and/or ballasts and cannot meet Air Cycle's quantity minimums for bulk pick-ups. Small shipments are instead shipped through pre-paid FedEx transportation services.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


THE TWELVE MONTHS ENDED DECEMBER 31, 2006 VERSUS THE TWELVE MONTHS ENDED DECEMBER 31, 2005

Revenues

Total revenues for the twelve months ended December 31, 2006 were $17.9 million, representing a decrease of $2.5 million, or 12%, over the revenues of $20.3 million for the twelve months ended December 31, 2005.. Revenue from discontinued operations of $3.7 million and $6.3 million for the twelve months ended December 2006 and December 2005, respectively, were excluded from these figures.

Cost of Revenues

Cost of revenues for the twelve months ended December 30, 2006 were $14.7 million, or 83% of revenue compared to $14.9 million, or 73% of revenue for the same period in 2005. Costs of revenues from discontinued operations of $2.1 million and $5.3 million for the twelve months ended December 31, 2006 and December 31, 2005, respectively, were excluded from these figures. The increase in cost of revenues as a percentage of sales was primarily related to the completion of low margin projects at the Company's GS Energy subsidiary, whose revenue and cost of revenue increased as a blended percentage of the Company's total sales.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2006 were $11.1 million, or 62% of revenue compared to $9.0 million, or 44% of revenue for the same period in 2005. Included in the twelve months ended December 31, 2006 was $2.7 million in stock based compensation, equal to 15% of revenue as compared to $3.1 million for the twelve months ended December 31, 2005, or 15% of revenue. The increase in operating expenses is due primarily to increases in personnel and other overhead related to the Company's clean technology and renewable fuels segments. Selling, general and administrative expense from discontinued operations of $1.3 million and $1.7 million for 2006 and 2005 respectively, were excluded from the above figures.

Interest Expense

Interest expense for the twelve months ended December 31, 2006 was $1.9 million, representing an increase of $0.8 million from $1.1 million for the same period in 2005. Interest expense from discontinued operations for twelve months ended December 31, 2006 and 2005 in the amount of $0.1 and $0.2 million respectively, were excluded from the above figures.

Expenses Associated with Derivative Instruments

Gains from the change in the fair market value of derivative liabilities were $3.5 million for the twelve months ended December 31, 2006. Amortization of deferred financing costs and debt discounts was $7.3 million and $0.4 million in 2006 and 2005, respectively.

Net Income or Loss

Net loss from continuing operations for the twelve months ended December 31, 2006, was $17.3 million as compared to a loss from continuing operations of $5.5 million from the same period in 2005. Income from discontinued operations was $0.4 million for twelve months ended December 31, 2006 and a loss for the same period in 2005 of $3.9 million . Net loss of $17.3 million for the twelve months ended December 31, 2006 was due primarily to increased operating expenses for new business initiatives, interest and amortization charges associated with financing, and issuance of stock based compensation.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DERIVATIVE LIABILITIES

As of December 31, 2006 we had several convertible debentures due to Cornell Capital. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results.

The principal amount on our convertible debentures due to Cornell Capital was $32.7 million as of December 31, 2006 and the unamortized note discount was $8.3 million. For the quarter ended December 31, 2006, we recognized interest expense for accretion of the debt discount of $7.3 million and a gain for the change in fair value of the derivative of $3.5 million for these debentures. The derivative liability as of December 31, 2006 was $8.8 million for debentures due to Cornell Capital.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operating, investing and financing activities. For the twelve months ended December 31, 2006, net cash used by our operating activities was $8.1 million as compared $6 million for the twelve months ended December 31, 2005.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At December 31, 2006 the Company had cash of $2 million.

Cash Flows for the Nine Months Ended December 31, 2006

Our operating activities during the twelve months of 2006 used $8.2 million in cash. At December 31, 2006, Accounts receivable, net of allowance for doubtful accounts, totaled $2.6 million and inventories totaled $1.5 million. Accounts payable and accrued expenses totaled $8.2 million. The increase in accounts payable is primarily due to the acquisition of and GSID in January 2006 and GS CleanTech Ventures in July of 2006. The increase in inventories is due to the acquisition of GSID in January 2006.

For the twelve months ended December 31, 2006, we used $4.9 million for investing activities, and we obtained cash from financing activities of $14.3 million. We used these funds to further provide working capital for operations and to invest in our subsidiaries.

The Company had a working capital deficit of $30.8 million at December 31, 2006, which includes derivative liabilities of $8.8 million and convertible debentures of $6.3 million, net of discounts.

At the present time, GreenShift has no source of committed capital. We are currently investigating the availability of both equity and debt financing necessary to complete the Company's current projects. We do not know at this time if the necessary funds can be obtained nor on what terms they may be available.

ITEM 7.  FINANCIAL STATEMENTS

                                                                                                           Page No
FINANCIAL STATEMENTS
     Report of Independent Registered Public Accounting Firm..................................................26

     Consolidated Balance Sheets .............................................................................27

     Consolidated Statements of Operations....................................................................29

     Consolidated Statements of Stockholders' Equity..........................................................31

     Consolidated Statements of Cash Flows....................................................................33

     Notes to Consolidated Financial Statements...............................................................36


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Greenshift Corporation and Subsidiaries

We have audited the accompanying balance sheet of Greenshift Corporation and Subsidiaries as of December 31, 2006, and the related statements of income, stockholders' equity and cash flows of the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenshift Corporation and Subsidiaries as of December 31, 2006, and the results of its consolidated operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Greenshift Corporation and Subsidiaries will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Greenshift Corporation and Subsidiaries has suffered recurring losses from operations and has working capital deficiency as of December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Rosenberg Rich Baker Berman & Co.
Bridgewater, New Jersey
April 17, 2007


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006


ASSETS

Current Assets:

   Cash ..........................................................................   $  2,006,131
   Accounts Receivable, net ......................................................      2,572,522
   Accounts Receivable - affiliate, net ..........................................         49,561
   Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts ...        204,262
   Inventory .....................................................................      1,458,203
   Assets of Discontinued Operations .............................................        961,249
   Prepaid Expenses and Other Current Assets .....................................        268,741
                                                                                     ------------
     Total Current Assets ........................................................      7,520,669

Net Fixed Assets .................................................................      4,043,441

Other Assets:
   Investment in Unconsolidated Subsidiary -Cost Method ..........................      7,937,383
   Investment in Unconsolidated Subsidiary - Equity Method .......................        303,077
   Project Development Costs .....................................................        270,473
   Deferred Financing Fees .......................................................      2,480,247
   Intangible Assets and License Agreements ......................................     14,803,597
   Noncurrent Assets of Discontinued Operations ..................................        344,632
   Deposits ......................................................................        541,838
   Goodwill ......................................................................     10,753,554
                                                                                     ------------
     Total Other Assets ..........................................................     37,434,801

                                                                                     ------------
  TOTAL ASSETS ...................................................................   $ 48,998,911
                                                                                     ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts Payable ..............................................................   $  3,643,307
   Accrued Expenses ..............................................................      4,512,848
   Due to Related Party ..........................................................        240,202
   Current portion of Convertible Debentures .....................................      3,877,645
   Convertible Debentures - Related Party ........................................      2,375,763
   Derivative Liability ..........................................................      8,791,202
   Notes Payable and Short-Term Borrowings .......................................     10,122,522
   Current Maturities of Long Term Debt ..........................................        227,036
   Income Taxes Payable ..........................................................          2,250
   Billings in Excess of Cost and Estimated
   Earnings on Uncompleted Contracts .............................................         21,381
   Deferred Revenue ..............................................................      1,654,750
   Liabilities of Discontinued Operations ........................................      2,866,972
                                                                                     ------------
     Total Current Liabilities ...................................................     38,335,878

   Long Term Convertible Debenture, Net of Discount ..............................     20,819,174
   Long Term Debt, Net of Current Maturities .....................................        628,479
   Discontinuance of operation, net of current ...................................        893,624
   Other long term liability .....................................................         11,174
                                                                                     ------------
     Total Long Term Liabilities .................................................     22,352,451
                                                                                     ------------
TOTAL LIABILITIES ................................................................     60,688,329

Minority Interest in Consolidated Subsidiary .....................................      1,123,832

STOCKHOLDERS' DEFICIENCY

Preferred Stock, Series C, Par $0.001,
   1,000,000 authorized, issued and outstanding ..................................          1,000
Common Stock, Par $.01, 200,000,000 authorized, 118,225,849 issued and outstanding        118,225
Additional Paid-in-Capital .......................................................     58,021,597
Accumulated Deficit ..............................................................    (70,954,072)
                                                                                     ------------
Total Stockholders' Deficiency                                                        (12,813,250)
                                                                                     ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .............................   $ 48,998,911
                                                                                     ============

            The notes to the consolidated financial statements are an
                       integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

                                                              ----------------- -----------------
                                                                 12/31/2006        12/31/2005
                                                              ----------------- -----------------


Revenue ....................................................   $  17,850,452    $  20,328,916
Cost of Revenues ...........................................      14,730,691       14,923,009
                                                               -------------    -------------
   Gross Profit ............................................       3,119,761        5,405,907

Operating Expenses:
     Selling Expenses ......................................       1,157,782        2,633,453
     General and Administrative Expenses ...................       7,006,024        3,293,574
     Research and Development ..............................         231,785             --
     Stock Based Compensation ..............................       2,728,827        3,081,249
                                                               -------------    -------------
   Loss From Operations ....................................      11,124,418        9,008,276
                                                               -------------    -------------

Operating (Loss) Income ....................................      (8,004,657)      (3,602,369)
   Other Income (Expense):
     Fees and other Income .................................         225,000          125,000
     Other Expense from Settlements ........................      (1,500,000)         199,794
     Change in Fair Value of Derivative Instruments ........       3,527,004         (199,479)
      Interest and Dividend Income .........................            --             26,272
     Interest Expense ......................................      (1,944,023)      (1,126,241)
     Amortization Expense, Intangible Assets ...............        (397,018)         (60,032)
     Amortization of Debt Discount .........................      (7,345,298)        (390,835)
     Impairment of Goodwill and intangible assets ..........      (1,746,624)        (532,088)
     Miscellaneous Income (Expense) ........................        (150,204)          46,394
     Forgiveness of Interest and Finance Charges ...........         480,290             --
     Gain (loss) on extinguishment of debt .................            --              7,248
     Write Down of Investment ..............................        (436,667)            --
     Gain/(loss) on equipment disposal .....................         (30,380)          48,139
                                                               -------------    -------------
          Total Other Expense, Net .........................      (9,317,920)      (1,855,828)
                                                               -------------    -------------
Loss before Provision for Income Taxes .....................     (17,322,577)       5,458,197

Provision for Income Taxes .................................          (9,420)         (19,915)
                                                               -------------    -------------
          Loss from Continuing Operations ..................     (17,331,997)      (5,478,112)

Income (Loss) from Discontinued Operations: ................         359,283       (3,910,429)
                                                               -------------    -------------
Net Loss before Minority Interest ..........................     (16,972,714)      (9,388,541)
                                                               -------------    -------------
     Minority Interest .....................................         639,809        1,063,688
                                                               -------------    -------------
Net Loss ...................................................    $(16,332,905)   $ (8,324,853)
                                                               =============    =============

                Net Loss per Common Share, Basic and Diluted   $       (0.15)   $       (0.13)
                                                               =============    =============

  Weighted Average Shares of Common Stock
     Outstanding, Basic and Diluted                              110,911,972       63,542,787
                                                               =============    =============



            The notes to the consolidated financial statements are an
                       integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005



                                                                              Series B Preferred Stock     Common Stock
                                                                          Shares       Amount         Shares            Amount
                                                                -----------------------------------------------------------------
                                            Balance at 1/1/05        -                    -      $   2,669,398          $  2,669
        Balance at 1/1/05 - Entities that were acquired under

                                   common control during 2005        -                    -                 -                 -

     Issuance of preferred stock in acquisition of subsidiary    1,000,000            1,000                 -                 -
                                    Stock issued for services                                       5,945,877             5,946

             Issuance of common stock upon conversion of debt                                      57,476,474            57,476

    Issuance of common stock for acquisitions in subsidiaries                                      48,900,000            48,900

                            Issuance of common stock for cash        -                    -         2,189,752             2,190

       Subsidiary equity transactions absorbed by the Company        -                    -                 -                 -

                                       Discount on debt (TDS)        -                    -                 -                 -
           Majority interest in variable interest entity upon

                                 Company's initial investment        -                    -                 -                 -

 Loss from variable interest entity, net of minority interest        -                    -                 -                 -
            Deferred compensation arrangement within variable

                                              interest entity        -                    -                 -                 -

                                                     Net loss              -              -                 -                 -

                                   Balance, December 31, 2005      1,000,000          1,000       117,181,501           117,181

                             Common stock issued for services                                       3,437,000             3,437

             Issuance of common stock upon conversion of debt                                      32,005,000            32,005
    Issuance of common stock for acquisitions in subsidiaries                                       8,699,348             8,699

                            Issuance of common stock for cash                                       3,203,000             3,203

                                        Common stock returned                                    (46,300,000)          (46,300)
                                             Issuance of debt
       Subsidiary equity transactions absorbed by the Company
             To eliminate deficit in variable interest entity
                                                     Net loss

                                                               -------------- -------------- ----------------- -----------------
                                   Balance, December 31, 2006      1,000,000         $1,000       118,225,849          $118,225
                                                               ============== ============== ================= =================




                                                                                                 Deficit in        Total
                                                                                                 Variable
                                                              Additional       Cumulative       Interest        Stockholders'
                                                             Paid-In-Capital   Deficit           Entity            Equity
                                                             ---------------------------------------------------------------------

Balance at 1/1/05 .......................................   $  1,609,760      (6,073,046)           --        (4,460,617)
Balance at 1/1/05 - Entities that were acquired under

   common control during 2005 ...........................     37,418,645     (40,223,268)           --        (2,804,623)

Issuance of preferred stock in acquisition of subsidiary            --              --              --             1,000

Stock issued for services ...............................      1,647,226            --              --         1,653,172

Issuance of common stock upon conversion of debt ........      2,377,829            --              --         2,435,305

Issuance of common stock for acquisitions in subsidiaries      3,869,600            --              --         3,918,500

Issuance of common stock for cash .......................        354,865            --              --           357,055

Subsidiary equity transactions absorbed by the Company ..       (245,932)           --              --          (245,932)

Discount on debt (TDS) ..................................       (101,462)           --              --          (101,462)
Majority interest in variable interest entity upon

   Company's initial investment .........................           --              --           (20,127)        (20,127)
Loss from variable interest entity, net of minority
interest ................................................           --              --          (324,370)       (324,370)
Deferred compensation arrangement within variable

   interest entity ......................................           --              --          (150,000)       (150,000)

Net loss ................................................           --        (8,324,853)           --        (8,324,853)

Balance, December 31, 2005 ..............................     46,930,531     (54,621,167)       (494,497)     (8,066,952)


Common stock issued for services ........................        455,189            --              --           458,626
Issuance of common stock upon conversion of debt ........      2,868,566            --              --         2,900,571

Issuance of common stock for acquisitions in subsidiaries        519,301            --              --           528,000

Issuance of common stock for cash .......................        265,866            --              --           269,069

Common stock returned ...................................         46,300            --              --              --

Issuance of debt ........................................        909,776            --              --           909,776
Subsidiary equity transactions absorbed by the Company ..      7,054,224            --              --         7,054,224
Loss from variable interest entity, net of minority
interest ................................................           --              --          (435,659)       (435,659)
Additional investment by company ........................           --              --           (98,000)        (98,000)

To eliminate deficit in variable interest entity ........     (1,028,156)           --         1,028,156            --
Net loss ................................................           --       (16,332,905)           --       (16,332,905)

                                                             ------------    ------------    ------------    ------------
Balance, December 31, 2006 ..............................   $ 58,021,597    $(70,954,072)              $    $(12,813,250)
                                                             ============    ============    ============    ============


The notes to the consolidated financial statements are an integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2006

                                                                                             12/31/06             12/31/05
                                                                                             ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss ................................................................................   $(16,332,905)   $ (8,324,853)
Adjustments to reconcile net loss to net cash (
used in) provided by operating activities

   Debt issuance for related party payable ..............................................           --           370,142
   Depreciation and amortization ........................................................        889,013         628,601
   Forgiveness of the registration rights penalty .......................................       (480,290)           --
   Write down of long term investment ...................................................        436,667            --

   Bad debt recovery ....................................................................           --            83,270
   Stock-based compensation .............................................................      2,728,827       3,081,249
   Change in allowance for doubtful accounts ............................................        (10,935)           --
   Change in net assets of discontinued operations ......................................       (924,086)     (2,428,262)

   (Gain) loss on disposal of fixed assets ..............................................         30,380         (48,139)
    Amortization of debt discounts ......................................................      7,345,298         390,835
   Change in fair value of derivative instruments .......................................     (3,527,004)        199,479
   Impairment of goodwill and intangible assets .........................................      1,746,624         532,088

   Write down of inventories ............................................................           --             3,627

   Deferred income taxes ................................................................           --           (18,485)
   Income from equity method investments ................................................        (18,667)           --

   Gain on extinguishment of debt .......................................................           --            (7,248)
   Minority interest ....................................................................       (639,809)     (1,063,688)
   Changes in assets and liabilities,
      Accounts Receivable ...............................................................     (1,004,523)        347,824
      Costs and estimated earnings in excess of billings ................................        281,334        (711,473)

      Deferred financing costs ..........................................................           --           (68,000)

     Inventories ........................................................................     (1,399,777)          5,690
     Deposits ...........................................................................       (659,712)        (89,064)

     Prepaid expenses and other current assets ..........................................        201,143         (61,481)
     Billings in excess of earnings .....................................................         40,659         (36,644)
     Accounts payable ...................................................................        377,408         349,830
     Customer deposits ..................................................................        578,250            --

     Estimated losses on contracts in progress ..........................................           --            24,190

     Deferred Revenue ...................................................................           --           (67,508)

     Other Liabilities ..................................................................           --            57,752
     Accrued expenses ...................................................................      2,318,206         842,125


     Change in investment payable .......................................................       (215,000)           --
                                                                                            ------------    ------------

         Net cash used in operating activities ..........................................     (8,238,899)     (6,008,143)
                                                                                            ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Construction in progress ...........................................................     (1,550,411)       (371,948)
     Project development costs ..........................................................       (270,473)           --
     Investment in unconsolidated subsidiary ............................................     (4,501,324)        277,824
     Cash acquired from acquisition of subsidiaries .....................................      2,280,937            --
     Patents ............................................................................        (46,797)           --
     Additions to and acquisition of PPE ................................................       (583,044)        (73,370)
     Acquisition of technology license ..................................................       (261,328)           --

      Proceeds from sale of fixed assets ................................................           --            38,530
                                                                                            ------------    ------------
      Net cash used in investing activities .............................................     (4,932,440)       (128,964)
                                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Increase (Decrease) in restricted cash ...........................................         29,254         (29,254)
       Advances from related parties, net ...............................................        963,820            --
       Proceeds of convertible debentures ...............................................     14,756,014       7,475,900

       Proceeds from collection of stock subscriptions ..................................           --           175,000

        Repayment of stock subscription receivable ......................................           --            (1,000)
        Repayment of convertible debentures .............................................           --          (619,435)

        Proceeds from notes payable - non affiliated parties ............................           --           176,852

        Repayment of notes payable ......................................................     (1,128,207)     (1,093,627)
        Repayment of investment payable .................................................       (325,000)           --

        Net activity in line of credit ..................................................          1,300            --

        Redemption of common stock ......................................................           --          (290,624)

        Redemption of preferred stock ...................................................           --          (234,930)
        Deferred financing fees .........................................................       (310,760)         61,927
        Proceeds from issuance of common stock ..........................................        269,069         341,931
                                                                                            ------------    ------------
             Net cash provided by financing activities ..................................     14,255,490       5,962,740
                                                                                            ------------    ------------


                   (Decrease) Increase in cash ..........................................      1,084,171        (174,367)

                    Cash at beginning of period .........................................        921,960       1,096,327

                                                                                            ------------    ------------
Cash at end of period ...................................................................      2,006,131         921,960
                                                                                            ============    ============


Cash paid during the period for interest ................................................   $    811,571    $    542,144


Minority interest converted into common stock ...........................................         50,000            --

Supplemental disclosure of non-cash investing and financing activities:
       Net asset acquired in exchange for convertible debenture .........................     13,204,437            --
       Common stock issued upon settlement of payables ..................................         33,580          41,750

       Common stock issued upon conversion of preferred stock ...........................           --             8,500
       Value of warrants issued for in connection with Cornell Capital, LLC .............      2,417,918
       Value of beneficial conversion feature on convertible debt .......................           --            20,165
       Value of beneficial conversion feature on convertible preferred stock ............        681,594       3,647,083
       Equity issued for financing costs ................................................        162,000            --
       Common stock issued for convertible debentures ...................................      1,559,378            --
       Debt issued in connection with deferred financing costs ..........................        455,000            --
      Acquisition of equipment and/or vehicles with long term debt ......................         71,417         306,565
       Convertible debenture conversions into common stock ..............................           --           404,122
      Other long-term debt conversions into common stock ................................           --         2,110,000
       Payables Settled in Stock ........................................................           --            33,580
       Vehicles purchased via financing .................................................           --            71,145
       Net asset acquired including goodwill, excluding cash equivalents ................           --           574,978
       Less: Short term note payable issued .............................................           --          (128,000)
       Less: Fair value of common stock issued ..........................................           --           (75,000)
       Net cash paid at acquisition .....................................................           --           371,978
       Conversion of debenture into common stock ........................................           --            54,365
       Subscription receivable from exercise of options .................................           --            25,000
       Issuance of stock options for financing fees .....................................           --           176,485
       Issuance of preferred Series C stock for convertible debt assumption .............           --           400,000
       Issuance of common shares for acquisition of SRTI ................................           --         1,956,521
       Increase in additional paid in capital for investment in unconsolidated subsidiary           --            50,000
        Value of beneficial conversion feature on convertible debt ......................           --           186,447
      Value of warrants issued with convertible debentures ..............................           --           144,448


   The notes to the consolidated financial statements are an integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1        NATURE OF OPERATIONS

GreenShift Corporation (the "Company") began operations as a closed-end management investment company on April 1, 2005 after the Company acquired majority equity stakes in the predecessors to the Company's GS CleanTech and GS Energy subsidiaries and filed an election on Form N54A pursuant to Section 54 of the Investment Company Act of 1940 (the "40 Act") to be regulated as a business development company ("BDC"). The Company conducted operations as a BDC from April 1, 2005 through July 1, 2006. During this time, the Company acquired its initial technology portfolio, purchased majority equity stakes in the development stage and operating companies that would eventually become the Company's platform companies, and the Company completed a number of minority equity investments in companies that were believed to be strategic to the Company's mission.

On July 1, 2006, the Company filed Form N54C pursuant to Section 54 of the 40 Act to withdraw its election to be regulated as a BDC. This decision was in part prompted by the fact that the majority of the Company's resources were allocated to managing the operating activities of its majority-owned holdings. The de-election changed the nature of the Company's business from an investment and business development company to an active operating company. The Company commenced efforts to restructure its holdings and investments at the time of this de-election. The primary purpose of this restructuring was to organize the Company's holdings according to a sector-specific approach, within `pure-play' platform companies with investment theses that are both distinct and consistent with GreenShift's overall mission.

During the year ended December 31, 2006 the Company's operations were administered through the following companies:

Company                                                                                   Business Model
-----------------------------------------------------------------------------------------------------------------------------------
>>       GS CleanTech Corporation (OTC Bulletin Board: GSCT)               Clean Technology and Process Engineering
>>       GS AgriFuels Corporation (OTC Bulletin Board: GSGF)                       Clean Fuels Production and Sales
>>       GS Energy Corporation (OTC Bulletin Board: GSEG)               Clean Energy Equipment Production and Sales
>>       GS Carbon Corporation (OTC Bulletin Board: GSCR)                  Decarbonization Research and Development
>>       GS EnviroServices Corporation (OTC Bulletin Board: TDSM)                 Environmental Management Services

2        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $16,332,905 for the year ended December 31, 2006. As of December 31, 2006 the Company's current liabilities exceeded current assets by $30,815,209 and it used cash in operations of $8,238,899. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to the "FASB", "SFAS","SAB", and "EITF" herein refer to the "Financial Accounting Standards Board," "Statements of Financial Accounting Standards," "SEC Staff Accounting Bulletin," and "Emerging Issues Task Force" respectively.

PRINCIPLES OF CONSOLIDATION

For the period ended December 31, 2006, the accompanying consolidated financial statements include all accounts of the Company and its subsidiaries. All significant intercompany balances and transactions were eliminated in consolidation.

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


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet as of December 31, 2006 for cash equivalents , accounts receivable, other receivables, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. It was not practical to estimate the fair value of the convertible debt due to the nature of these items. These estimates would be based on the carrying amounts, maturities, effective interest rates and volatility of the Company's stock. The Company does not believe it is practical due to the significant volatility of the Company's stock.

Fair value estimates are made at a specific point in time, based on the terms of the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. Inventories consist of raw materials ($611,866) used in our process engineering segment and work in process ($846,337) used in our biodiesel production segment.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in 2006 and 2005 were $231,785 and $0 respectively.

RECEIVABLES AND CREDIT CONCENTRATION

Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess of 90 days from the invoice date. Based on this assessment of current credit worthiness, the Company estimates the portion, if any, of the balance that will not be collected. Management also considers the need for additional general reserves and reviews its valuation allowance on a quarterly basis.

Accounts receivable at December 31, 2006 are as follows:

Accounts receivable                                             2,758,334
Less: allowance for doubtful accounts                            (185,812)
                                                                ---------
Accounts receivable, net                                       $2,572,522
                                                               ===========

EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during this period. Potential common shares include shares issuable upon exercise of warrants.

At December 31, 2006 outstanding warrants to purchase the Company's stock totaled 45,000,000. Such warrants are excluded from the Company's diluted loss per share computation for the years ended December 31, 2006 and 2005 because the Company incurred a loss from operations for both periods and the inclusion of the warrants has an anti-dilutive effect on loss per share.

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

Intangibles with definite lives consist primarily of patents and developed technologies, which have useful lives and are subject to impairment testing in the event of certain indicators. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

At December 31, 2006, the Company's balance sheet included intangible assets with an aggregate carrying value of approximately $25,557,151 representing approximately 52% of total assets and including $10,753,554 in goodwill. This goodwill was recorded in connection with the series of acquisitions completed by the Company since April 1, 2005. Generally accepted accounting principles require that the Company assess the fair values of acquired entities at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate that, more likely than not, the fair value of a reporting segment has been reduced below its carrying amount. If there is a determination that the fair value of an acquired entity is less than the corresponding net assets amount, including goodwill, an impairment loss would be identified and recorded at that time.

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs paid to or warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, fair value of the derivative conversion feature, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. Amortization expense related to these costs and discounts was $7,345,298 and $390,835 for the years ended December 31, 2006 and 2005, respectively.


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

LIMITATIONS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

CASH AND CASH EQUIVALENTS

The Company considers cash and equivalents to be cash and short-term investments with original maturities of three months or less from the date of acquisition.

The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation.

WARRANTY RESERVE

The Company warranties its equipment for defects in design, materials, and workmanship generally for a period 12 months from the date placed in service. Provision for estimated warranty costs is recorded as incurred and is included in cost of goods sold.

STOCK BASED COMPENSATION

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock is measured on the date of stock issuance or the date an option/warrant is granted. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-KSB have not been restated to reflect the fair value method of expensing share-based compensation.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In March 2006, the FASB issued SAFS No. 156 "Accounting for Servicing of Financial Asset". SFAS No. 156 amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

On September  13,  2006,  the SEC released  Staff  Accounting  Bulletin No. 108,
"Considering the Effects of Prior Period Misstatements When Quantifying Misstatements in Current Year Financial Statements.", which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The standard is effective for the first annual financial statements for fiscal years beginning after November 15, 2006. The Company is currently considering the effect of implementing the requirements of this standard.

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event ." This FASB Staff Position (FSP) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), Share-Based Payment

On October 10, 2006, the FASB issued FASB Staff Position FSP FAS 123R-5, "Amendment of FASB Staff Position FAS 123R-1. " This FASB Staff Position (FSP) addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1 , "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) ."

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-6, "Technical Corrections of FASB Statement No. 123(R). " This FASB Staff Position
(FSP) addresses certain technical corrections of FASB Statement No. 123 (revised
2004), Share-Based Payment .

The Company's adoption of SFAS 123(R) and the implementation of these new standards did not have a material impact on the Company's financial position, results of operations and cash flows.

INCOME TAXES

Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred income tax assets, which relate primarily to net operating loss carry-forwards and differences in the bases of property, equipment and intangible assets, , have been offset by a valuation allowance for the same amount for all financial statement periods presented.

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

ENVIRONMENTAL LIABILITIES

Environmental liabilities include accruals for the estimates of GS CleanTech's obligations associated with remedial environmental matters at GS CleanTech's facilities and pending administrative matters assumed in GS CleanTech's various acquisitions. Accruals are adjusted if and as further information relative to the underlying obligations develop or circumstances change.

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


 4       FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of December 31, 2006:

Notes payable and short-term borrowings:
   Note payable - Stillwater ........................................   $  6,000,000
   Note payable - NextGen sellers ...................................      4,204,437
   Vendor composition plans .........................................         20,018
   Loan payable-overdraft line ......................................          1,300
   Loan payable-Lakeland Bank .......................................         41,329
   Note discounts ...................................................       (144,564)
                                                                        ------------
     Total  notes payable and short term borrowings .................   $ 10,122,522
                                                                        ============

Current maturities of long-term debt:

   Vehicle loans and other installment loans ........................   $    160,032
   Mortgages and other term notes ...................................         67,004
                                                                        ------------
      Total current maturities of long-term debt ....................   $    227,036
                                                                        ============

Current portion of convertible debentures:
   Cornell Capital convertible debenture (July 2005) ................   $    465,000
   Cornell Capital convertible debenture (October 2005) .............      1,010,000
   Cornell Capital convertible debenture (February 2006) ............      1,150,369
   Cornell Capital convertible debenture (April 2006) ...............      1,900,000
   Cornell Capital convertible debenture (April 2006) ...............      2,102,147
   Convertible debenture - Candent Corporation ......................      2,375,763
   Convertible debenture - Serenity Capital, LLC ....................        211,523
   Convertible debenture - Cyrus Capital, LLC .......................        100,000
   Note discounts ...................................................     (3,061,394)
                                                                        ------------
       Total current portion of convertible debentures ..............   $  6,253,408
                                                                        ============

Long-term debt:
   Vehicle loan, net of current .....................................   $    265,983
       Mortgages payable and other term notes, net of current portion        362,496
                                                                        ------------
      Total long-term debt ..........................................   $    628,479
                                                                        ============

Convertible debentures, non-current
   Cornell Capital convertible debenture (April 2006) ...............      4,400,000
   Cornell Capital convertible debenture (February 2006) ............      1,949,631
   Cornell Capital convertible debenture (March 2006) ...............      1,212,329
   Cornell Capital convertible debenture (June 2006) ................      5,500,000
   Cornell Capital convertible debenture (October 2006) .............     13,000,000
   Note Discounts ...................................................     (5,242,786)
                                                                        ------------
     Total convertible debentures, non-current ......................   $ 20,819,174
                                                                        ============

The convertible debentures noted above are convertible into the common stock of the following companies:

     GreenShift .....................................................   $  5,001,132
                                                                        ============

     GS CleanTech ...................................................   $  8,713,670
                                                                        ============

      GS AgriFuels ..................................................   $ 20,449,631
                                                                        ============

      GS Carbon .....................................................   $  1,212,329
                                                                        ============



The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of December 31, 2006 and the Company's ability to meet such obligations:

Year                                                    Amount
----                                                    ------
2007                                                $  16,602,966
2008                                                    2,052,320
2009                                                   19,050,125
2010                                                       91,808
2011 and thereafter                                       253,400
                                                     -------------
Total minimum payments due under current
  and long-term obligations                         $  38,050,619
                                                    =============

SHORT TERM BORROWING - LOAN PAYABLE LAKELAND BANK:

The Company has a variable interest rate line of credit with Lakeland Bank (7.5% at December, 2006), which had an outstanding balance of $41,329 as of December 31, 2006.

VEHICLE LOANS

The Company has vehicle loans with varying interest rates from 0% to 11.45%. These loans have maturity dates that range from February 2007 to December 2012. As of December 31, 2006, vehicle notes totaled $426,015 with $160,032 currently due.


CORNELL CAPITAL CONVERTIBLE  DEBENTURES - GREENSHIFT

In July 2005 Cornell Capital Partners purchased $565,000 in 5% convertible debentures, and in October 2005 Cornell purchased an addition $1,475,000 in 5% convertible debentures. These debentures are convertible into GreenShift's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GreenShift's common stock for the thirty days preceding conversion provided that the Cornell may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GreenShift's outstanding common stock. During the quarter ended September 30, 2006, Cornell effected conversions on the July 2005 and October 2005 debentures of $100,000 and $465,000, respectively. As of December 31, 2006 the balances due for the July 2005 and October 2005 debentures are $465,000 and $1,010,000, respectively.

On February 7, 2006 and April 15, 2006, , Cornell purchased an aggregate $3,050,369 in 5% debentures of which $1,150,369 is due on February 7, 2008 and $1,900.000 is due on April 15, 2008. These debenture are convertible into GreenShift's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GreenShift's common stock for the thirty days preceding conversion provided that that the Cornell may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GreenShift's outstanding common stock.

CANDENT CONVERTIBLE DEBENTURE - GREENSHIFT

As of December 31, 2006 the total amount due to Candent Corporation was $2,375,763, which amount is convertible into Company common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of the Company's common stock for the thirty days preceding conversion, with a conversion price floor of $.005, provided that Candent may not receive shares issuable upon any permissible conversion of any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of the Company's outstanding common stock. The former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock held by Candent is in trust for the benefit of its former president.

CORNELL CAPITAL CONVERTIBLE DEBENTURES - GS CLEANTECH

On April 13, 2006, GS CleanTech entered into a Securities Purchase Agreement with Cornell Capital Partners, LP, under which Cornell purchased a Convertible Debenture in the amount of $4,400,000. GS CleanTech paid $440,000 in deferred finance costs and $15,000 in structuring fees as part of this transaction. The conversion price of the Debenture is equal to the lesser of $0.10 per share or 90% of the volume weighted average price of GS CleanTech's common stock for the thirty days preceding conversion. Cornell is entitled to convert the Debenture on the basis of the conversion price into GS CleanTech common stock, provided that Cornell cannot convert into shares that would cause Cornell to own more than 4.99% of GS CleanTech's outstanding common stock. The Debenture bears interest at 5% per annum. Accrued interest and the principal are payable on April 1, 2009. GS CleanTech's obligations under the Debenture are secured by a pledge of all of its assets, subject to Cornell's agreement to subordinate its security interest to any line of credit that GS CleanTech obtains from a bank or other financial institution. The proceeds of the Debenture may only be used by GS CleanTech to support the deployment by GS CleanTech's wholly owned subsidiary, GS Industrial Design, Inc. ("GSID"), of its various technologies, specifically including GSID's Corn Oil Extraction and CO2 BioReactor technologies. In connection with the debenture GS Cleantech issued to Cornell a five year Warrant to purchase 7,500,000 common shares of GS CleanTech at $0.10 per share, a five year Warrant to purchase 7,500,000 common shares of GS CleanTech at $0.15 per share, a five year Warrant to purchase 15,000,000 common shares of GS CleanTech at $0.20 per share, a five year Warrant to purchase 20,000,000 common shares of GS CleanTech at $0.25 per share. GS CleanTech may redeem the debentures at any time for an amount equal to 120% of the outstanding principal and accrued interest. The conversion feature on this debenture due to Cornell Capital Partners, LP (dated April 13, 2006) is variable based on trailing market prices and contains an embedded derivative. A note discount of $4,400,000 and a derivative liability of $14,958,108 were recorded at the assumption date. As of December 31, 2006 the balance due for debentures due to Cornell Capital Partners, LP was $4,400,000 and interest of $157,055 has been accrued.

GS AgriFuels has agreed to file a registration statement with the Securities and Exchange Commission to enable Cornell to resell to the public any shares of GS AgriFuels common stock it acquires on conversion of the Debenture or exercise of the Warrant. The registration rights agreement with Cornell Capital entitles Cornell to liquidated damages for failure to register, and Cornell has waived any liquidated damages due for failure to register for the year ended December 31, 2006. This is a one time waiver and Cornell retains its rights under the agreement for future periods.

On April 21, 2006 Cornell Capital Partners, LP purchased from Laurus Master Fund, Ltd. the Secured Minimum Borrowing Note and the Revolving Note. The aggregate debt, including accrued interest and penalties, was $2,193,047.
Subsequently GS CleanTech agreed with Cornell Capital Partners to amend the Revolving Note such that its terms are now identical to the Secured Minimum Borrowing Note. The debenture bears interest at a rate of the prime lending rate plus 5%. GS CleanTech also agreed to modify the conversion feature of the two Notes. The Notes, as modified, may be converted by Cornell Capital Partners into common stock of GS CleanTech at a conversion rate equal to the lesser of (a) $0.10 per share or (b) 90% of the lowest volume weighted average price for the thirty trading days preceding conversion. The conversion feature on this debenture due to Cornell Capital Partners, LP (dated April 13, 2006) is variable and contains an embedded derivative. A note discount of $2,193,047 and a derivative liability of $18,444,715 were recorded at the assumption date. On May 2, 2006, Cornell Capital Partners, LP effected conversions totaling $90,900, corresponding to 3,000,000 shares of the Company's common stock. As of December 31, 2006 the balance due for debentures due to Cornell Capital Partners, LP was $2,102,147 and interest of $196,858 has been accrued.

On July 1, 2006, GS CleanTech assumed from GreenShift Corporation, 100% of the outstanding capital stock of GS EnviroServices, Inc. (f/k/a GreenWorks Corporation) and 100% of the outstanding capital stock of GS CleanTech Ventures, Inc. GS EnviroServices, Inc. which owns an environmental engineering business called Enviro-Sciences (of Delaware) Corporation. GS CleanTech Ventures holds equity stakes in General Hydrogen Corporation, General Ultrasonics Corporation, Ovation Products Corporation, and Aerogel Composite, Inc. In exchange for the shares in GS EnviroServices and GS CleanTech Ventures, GS CleanTech assumed GreenShift's obligation of a Securities Purchase Agreement with Cornell Capital Partners, LP in the principal amount of $1,949,631. The Note is convertible into GS CleanTech's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GS CleanTech's common stock for the thirty days preceding conversion provided that the shareholder may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GS CleanTech's outstanding common stock, in which case the relevant number of conversion shares are held in escrow by the Company pending compliance with this limitation. The Debenture will bear interest at 5% per annum. Accrued interest and the principal amount will be payable on April 1, 2008. The conversion feature on this debenture due to Cornell Capital Partners, LP (dated April 17, 2006) is variable and contains an embedded derivative. A note discount of $1,471,740 and a derivative liability of $1,471,740 were recorded at the assumption date. As of December 31, 2006 the balance due for the debenture due to Cornell Capital Partners, LP was $1,949,631 and interest of $47,500 has been accrued.

In the first quarter of 2006, five parties assumed GS CleanTech debt's of $3,500,000 from another convertible debt holder of the company. In exchange for these debt assumptions the company issued convertible debentures totaling $3,500,000 to these parties. Below is the breakdown of these transactions for parties who assumed the debt, and were issued a new convertible debenture.

SERENTY CAPITAL

In February 2006 GS CleanTech issued a $500,000 convertible debenture to Serenity Capital, LLC ("Serenity") in exchange for Serenity's assumption of $500,000 in debt. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of GS CleanTech common stock prior to the date of conversion. A note discount of $500,000 and a derivative liability of $1,672,500 were recorded at the assumption date. During the year 2006 Serenity effected conversions totaling $288,477 into a total of 14,423,880 shares of GS CleanTech common stock. During the year ended 2006 interest expense from accretion of the debt discount was $464,465 and the gain on the fair market value of the derivative liability was $1,401,372. As of December 31, 2006, the principal amount due on the debenture was $211,523. Interest is accrued at a rate of 5% on the principal balance. As of December 31, 2006, $11,667 of interest is accrued on this debenture. Serenity is owned by a family member of the Company's chairman.

CYRUS CAPITAL

In February 2006 GS CleanTech issued a $500,000 convertible debenture to Cyrus Capital, LLC ("Cyrus") in exchange for Cyrus's assumption of $500,000 in debt. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of GS CleanTech common stock prior to the date of conversion A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. During the year 2006, Cyrus effected conversions totaling $400,000 into a total of 20,000,000 shares of GS CleanTech common stock. As of December 31, 2006, principal amount due on the debenture was $100,000. Interest is accrued at a rate of 5% on the principal balance. As of December 31, 2006, $4,644 of interest is accrued on this debenture. Cyrus is owned by a family member of the Company's chairman.

SEAWAY VALLEY FUND

In February 2006 GS CleanTech issued a $500,000 convertible debenture to Seaway Valley Fund, LLC ("Seaway") in exchange for Seaway's assumption of $500,000 in debt. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of GS CleanTech common stock prior to the date of conversion. A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. During the year ended December 31, 2006, Seaway Valley effected conversions totaling $500,000 into a total of 25,000,000 shares of GS CleanTech common stock. Interest was accrued at a rate of 5% on the principal balance. As of December 31, 2006 the debenture due to Seaway Valley was fully converted. Seaway Valley is owned by an employee of the Company.

HUDSON CAPITAL PARTNERS

In February 2006 GS CleanTech issued a $500,000 convertible debenture to Hudson Capital Partners, LLC ("Hudson") in exchange for Hudson's assumption of $500,000 in debt. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of GS CleanTech common stock prior to the date of conversion. A note discount of $500,000 and a derivative liability of $1,751,000 were recorded at the assumption date. During the year ended December 31, 2006, Hudson effected conversions totaling $500,000 into a total of 25,000,000 shares of GS CleanTech common stock. Interest was accrued at a rate of 5% on the principal balance. As of December 31, 2006 the debenture due to Hudson was fully converted. Hudson is owned by an employee of the Company.

HIGHGATE HOUSE FUNDS

In February 2006 GS CleanTech issued a $1,500,000 convertible debenture to Highgate House Funds, Ltd. ("Highgate") in exchange for Highgate's assumption of $500,000 in debt. The debenture is convertible 80% of the average closing market price of the GS CleanTech common stock for ten days prior to the date of conversion. A note discount of $1,016,000 and a derivative liability of $1,016,000 were recorded at the assumption date. During the year ended December 31, 2006, Highgate effected conversions totaling $1,500,000 into a total of 43,220,865 shares of GS CleanTech common stock. Interest was accrued at a rate of 5% on the principal balance. As of December 31, 2006 the debenture due to Highgate was fully converted.

CORNELL CAPITAL CONVERTIBLE DEBENTURES - GS AGRIFUELS

On June 7, 2006, GS AgriFuels entered into a Securities Purchase Agreement with Cornell Capital Partners LP ("Cornell") under which Cornell committed to purchase $22,000,000 in Secured Convertible Debentures. The first Debenture, in the principal amount of $5,500,000 was purchased by Cornell on June 7, 2006, for which the company paid $600,000 in financing and structuring fees and received cash proceeds of $4,900,000. The Securities Purchase Agreement was amended on October 30, 2006 to provide for only the one $5,500,000 debenture, with certain modifications (see below). Under the terms of the Securities Purchase Agreement (as amended on October 30, 2006), the Debenture carries an interest rate of 10%, and principal and interest on the Debenture, which are due at the maturity date of June 7, 2009, may be converted into common stock by Cornell Capital Partners at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. If the bid price of company stock falls below the conversion price, GS AgriFuels has the right to satisfy the redemption obligation by paying cash equal to 120% of the principal redeemed. For the year ended December 31, 2006, interest expense of $313,425 for this obligation was incurred and accrued. The Debentures are secured by a pledge of all of GS GreenShift's assets, including the capital stock of all its subsidiaries. GS AgriFuels has agreed to file a registration statement with the Securities and Exchange Commission to enable Cornell to resell to the public any shares of GS AgriFuels common stock it acquires on conversion of the Debenture or exercise of the Warrant. The registration rights agreement with Cornell Capital entitles Cornell to liquidated damages for failure to register, and Cornell has waived any liquidated damages due for failure to register for the year ended December 31, 2006. This is a one time waiver and Cornell retains its rights under the agreement for future periods.

Pursuant to the terms of the agreement, GS AgriFuels issued 1,125,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $.001 per share to Cornell Capital Partners. The options were issued to Cornell Capital Partners in conjunction with the Company's June 7, 2006 issuance of convertible debentures. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded the $30,375 value of the warrants as a discount to the note, and the note discount is being amortized over the term of the debenture. Interest expense from the amortization of the note discount was $5,770 for the year ended December 31, 2006.

In conjunction with the May 2006 Share Purchase Agreement with GreenShift, GS AgriFuels assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631. The Debenture carries an annual interest rate of 10%, and principal and interest on the Debenture, which are due at the maturity date of June 7, 2009, may be converted into common stock by Cornell Capital Partners at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. For the year ended December 31, 2006, interest expense of $111,102 for this obligation was incurred and accrued.

On October 30, 2006 GS AgriFuels completed a sale of securities to Cornell Capital Partners, LP pursuant to a Securities Purchase Agreement dated as of October 30, 2006. The Agreement called for Cornell to purchase a Secured Convertible Debenture in the principal amount of $13 million. In conjunction with this financing, the Company paid a financing fee of $1,300,000, a structuring fee of $50,000, legal fees of $15,000, and received net proceeds of $11,635,000 that were used for the acquisition of NextGen Fuel, Inc. The Secured Convertible Debenture will mature on October 30, 2009. Interest will accrue on the Debenture at the rate of 10% per annum and will be payable on the maturity date. If the market price of GS AgriFuels common stock is less than the conversion price, GS AgriFuels can redeem the Debenture for 120% of its principal amount. Cornell will be entitled to convert the accrued interest and principal amount of the Debenture into GS AgriFuels common stock at a conversion price of $3.00 (or any lower price at which GS AgriFuels hereafter issues common stock to any third party). The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. For the year ended December 31, 2006, interest expense of $220,597 for this obligation was incurred and accrued.

In consideration of Cornell's investment in the October 30, 2006 Debenture, GS AgriFuels issued to Cornell a five year Warrant to purchase 540,000 common shares. The exercise price is $.001 or any lower price at which GS AgriFuels hereafter issues common stock to any third party. GS AgriFuels has also agreed to file a registration statement with the Securities and Exchange Commission to enable Cornell to resell to the public any shares of GS AgriFuels common stock it acquires on conversion of the Debentures or exercise of the Warrant. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded the $1,079,460 value of the warrants as a discount to the note, and the note discount is being amortized over the term of the debenture. Interest expense from the amortization of the note discount was $62,106 for the year ended December 31, 2006

Commencing on February 1, 2007, Cornell will also be entitled to convert into common stock up to $500,000 of the principal amount of the Debentures (including the $5,500,000 Debenture sold to Cornell on June 6, 2006) during any calendar month at a conversion price equal to 90% of the lowest daily Volume Weighted Average Price during the thirty trading days preceding conversion. However, GS AgriFuels may opt to redeem the portion of the Debentures offered for conversion in this manner by paying 120% of the amount converted.

The Debentures are secured by a pledge of all of GS AgriFuels's assets, including the capital stock of its subsidiaries: Mean Green BioFuels, Inc., Mean Green Biodiesel #1, Inc., Mean Green Biodiesel #2, Inc. and Mean Green Biodiesel #3, Inc. The subsidiaries of GS AgriFuels have pledged their assets to secure the Debentures. GreenShift Corporation, the parent of GS AgriFuels, and certain subsidiaries of GreenShift Corporation (including GS CleanTech Corporation, GS Energy Corporation and Viridis Capital) have also pledged their assets to secure the Debentures and have guaranteed the Debentures due to Cornell.

DEMAND NOTE:  STILLWATER ASSET-BASED FUND, LP

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels which was formed to facilitate the acquisition of NextGen Fuel Inc., completed a sale of securities to Stillwater Asset-Based Fund, LP pursuant to a Securities Purchase Agreement dated as of October 27, 2006. The Agreement called for Stillwater to purchase a Term Note in the principal amount of $6 million. The Term Note was purchased by Stillwater on October 31, 2006, and in conjunction with the financing NextGen Acquisition paid an origination fee of $75,000, prepaid interest of $300,000, legal fees of $35,225, and received net proceeds of $5,589,775. NextGen Acquisition used $4,879,236 of the proceeds to acquire NextGen Fuel, Inc., made a loan totaling $568,958 to Warnecke Design Service, Inc. (a subsidiary of GS Energy, who is also owned by the Company's parent, GreenShift Corporation), and repaid GreenShift $141,580 for amounts paid by GreenShift in connection with the NextGen Fuel, Inc. Acquisition. The Term Note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest are due beginning February 1, 2007, with a monthly principal amount of at least $300,000 and additional principal payments made as a percentage of cash receipts of NextGen Fuel, Inc. All amounts of principal and interest not previously satisfied will be due on December 31, 2007. The obligations of NextGen Acquisition Inc. under the Term Note have guaranteed by GS AgriFuels and by the following affiliates: GreenShift Corporation, GS Energy Corporation, GS CleanTech Corporation, NextGen Fuel, Inc., Warnecke Design Services, Inc. and Warnecke Rentals, LLC (the "Guarantors"). Each of the Guarantors has pledged its assets to secure its guaranty.

DEMAND NOTE - NEXTGEN SELLERS

On October 30, 2006, a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. NextGen Fuel is engaged in the business of developing and distributing esterification and transesterification biodiesel process technologies. The purchase price was $21,204,437, of which $17,000,000 was paid at closing and demand notes were issued to the selling shareholders totaling $4,204,437. $3,204,437 of the demand notes are due on October 31, 2007 or sooner if NextGen Fuel has realized revenue of $7,500,000 subsequent to the acquisition and there are not claims for indemnification by GS AgriFuels. The remaining $1,000,000 demand note, with interest at 6% per annum, is due to a sales consultant and is payable along with accrued interest upon the payment by customers for biodiesel production systems totaling forty million gallons per year of production capacity, paid on a pro-rated basis such that the consultant shall receive payments of $250,000 with each ten million gallon per year system on a pro-rated basis with NextGen Fuel's receipt of cash payments for such system.

CORNELL CAPITAL CONVERTIBLE DEBENTURES - GS CARBON

On March 23, 2006, GS Carbon entered into a Securities Purchase Agreement (the "Agreement"), with Cornell Capital Partners, LP., ("Cornell"), and Highgate House Funds, Ltd. ("Highgate") (Cornell and Highgate collectively, "Buyers"). In connection with this Agreement, Highgate surrendered the First and Second Debentures for conversion into new 10% Secured Convertible Debentures amounting to $1,062,329 (including accrued interest of $62,329) and Cornell purchased additional secured convertible debentures amounting to $150,000 for the total purchase price of $1,212,329 (the "Purchase Price"). The debentures are due on March 23, 2009. In connection with the Agreement, DirectView paid Yorkville Advisors LLC a fee equal to $15,000 and a structuring fee to Yorkville Advisors LLC of $5,000 from the proceeds of the Closing. Accordingly, GS Carbon received net proceeds of $130,000. These fees were treated as a discount on the convertible debenture and beginning on April 1, 2006 are being amortized over the debenture term. For the year ended December 31, 2006, GS Carbon recorded amortization of discount on debenture payables of $ 210,475.

Each of the 10% Secured Convertible Debentures provides for interest in the amount of 10% per annum and are convertible at the lesser of $0.015 or 85% of the lowest closing bid price of GS Carbon common stock during the 10 trading days immediately preceding the conversion date.

GS Carbon at its option shall have the right, with three (3) business days advance written notice (the "Redemption Notice"), to redeem a portion or all amounts outstanding under the 10% Secured Debenture prior to the Maturity Date provided that the Closing Bid Price of the Company's common stock, as reported by Bloomberg, LP, is less than the Fixed Conversion Price at the time of the Redemption Notice. GS Carbon shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount").

In connection with this Agreement, GS Carbon issued to the Buyer warrants to purchase 1,636,000 shares of the GS Carbon's Common Stock (the "Warrants") in such amounts as follows: 400,000 exercisable at $2.50, 660,000 exercisable at $0.875 and 576,000 exercisable at $1.00.

In order to secure its obligations under the secured convertible debenture and related documents, GS Carbon has granted the debenture holders a security interest in all of its assets and property, and GS Carbon has pledged 250,000,000 shares of its common stock. A certificate representing the pledged shares together with a stock power has been deposited in escrow with a third party. If GS Carbon should default under the Securities Purchase Agreement, 10% convertible secured debentures or the related transactional documents, Highgate House Funds, Ltd. is entitled to voting, dividend and other rights over these pledged shares, and may take possession of and sell the pledged shares to satisfy GS Carbon's obligations to the debenture holders. A foreclosure by Highgate House Funds, Ltd. of the ledged shares could result in a change of control of GS Carbon. Upon the satisfaction or conversion of the secured convertible debentures, the pledged shares will be returned to GS Carbon for cancellation and return to its treasury.

Under the terms of the Securities Purchase Agreement, secured convertible debentures and warrants, no conversion of the debentures or exercise of the warrants may occur if a conversion or exercise would result in Highgate House Funds, Ltd. and any of its affiliates beneficially owning more than 4.99% of GS Carbon's outstanding common shares following such conversion or exercise. Highgate House Funds, Ltd. may waive this provision upon 65 days prior notice to GS Carbon.

GS Carbon has agreed to file a registration statement covering the shares of common stock underlying the securities issued no later than April 25, 2006, and will use its best efforts to have the registration statement declared effective with the Securities and Exchange Commission within 90 days of the filing date. If GS Carbon does not meet the scheduled filing and effectiveness dates, it has agreed to pay liquidated damages of 2% per 30-day period following the scheduled filing and effective date for the registration statement which, at the option of the investors, may either be in cash or common stock of GS Carbon. GS Carbon's previous registration statement was withdrawn earlier in March 2006. GS Carbon did not file the registration statement and liquidated damages began to accrue on such date. Accordingly, in connection with registration rights, GS Carbon accrued estimated registration rights penalties of $480,290, which are included on the accompanying consolidated balance sheet.

GS Carbon determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

5         DERIVATIVES

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion features associated with the convertible debentures are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. As of December 31, 2006 the change in the fair value of the derivative resulted in an accounting gain of $3,527,004. Amortization of the debt discount totaled $7,342,987 in 2006. The unamortized portion of the debt discount related to the derivatives was $4,534,914 at December 31, 2006. As of December 31, 2006, the fair value of the derivative liabilities was $8,791,202.

6           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) of continuing operations is comprised of the following:


Land .............................   $  275,000
Buildings ........................      940,058
Leasehold improvements ...........      514,070
Construction in progress .........    1,550,411
Furniture and fixtures ...........       82,007
Automobiles ......................      838,655
Computer software and equipment ..      232,890
Machinery and equipment ..........      467,285
                                     ----------
Property, plant and equipment ....    4,900,376

Less: Accumulated depreciation         (856,935)
                                     ----------

Property, plant and equipment, net   $4,043,441
                                     ==========

In May 2003, and in connection with its two acquisitions of Enviro-Safe Corporation and Enviro-Safe Corporation (NE), GS CleanTech Corporation assumed certain non-interest-bearing term financing. The outstanding principal balance was secured by a first mortgage interest in GS CleanTech's Lowell, MA property (see buildings above). As of December 31, 2006 the Company has paid this debt in full.

As of December 31, 2006, all property and equipment serves as collateral for debt.

Depreciation charged to operations, which includes amortization of assets under capital lease, was $349,882 and $207,600 for the years ended December 31, 2006 and 2005, respectively. Depreciation expense from discontinued operations of $4,377 and $244,630 for the years ended December 31, 2006 and 2005, respectively, have been excluded from these figures.

Discontinuance of operations at GS CleanTech's recycling facility resulted in the impairment of fixed assets located at this facility during the year 2005. Net assets of $1,187,333 were written down to zero as of September 30, 2005.

7        GOODWILL AND INTANGIBLE ASSETS

The Company reviews its Goodwill annually at December 31 each year for possible impairment and more frequently if events or changes in circumstances indicate Goodwill might be impaired. The fair value of the Company's reporting units is analyzed using a discounted cash flow valuation approach. The discounted cash flow calculation is made utilizing various assumptions and estimates regarding future revenues and expenses, cash flow and discount rates. The assumptions used are sometimes significantly different than historical results due to the Company's current business initiatives. If the Company fails to achieve results in line with the assumptions used, intangible assets may be impaired. Possible impairment may exist if the fair value computed using the discounted cash flow valuation approach is lower than the carrying amount of the reporting unit (including goodwill). Further analysis would be required if possible impairment exists by comparing the implied fair value of the reporting unit, which is the excess of the fair value of the reporting unit over amounts assigned to the reporting units assets and liabilities, to the carrying amount of goodwill. If the carrying amount of the reporting unit goodwill is greater than the implied fair value, an impairment loss equal to the difference would be recorded and goodwill would be written down.

Intangible assets at December 31, 2006 include the following:

       Energy technology                                  $    14,700,000
       Technology license                                         261,328
       Patent                                                      50,000
       Permits                                                    216,500
       Accumulated amortization                                  (424,231)
                                                            ---------------
          Intangible Assets, net                          $    14,803,597
                                                          ===============

Amortization of intangible assets was $397,018 and $9,052 for the years ended December 31, 2006 and 2005 respectively.

Estimated amortization expense for future years is as follows:

----------------------------------------------------------------------   -----------
2007                                                                     $ 2,146,893
----------------------------------------------------------------------   -----------
2008                                                                       2,146,893
----------------------------------------------------------------------   -----------
2009                                                                       2,146,893
----------------------------------------------------------------------   -----------
2010                                                                       2,146,893
----------------------------------------------------------------------   -----------
2011                                                                       2,143,811
----------------------------------------------------------------------   -----------
Thereafter                                                                 4,072,214
----------------------------------------------------------------------   -----------
Total                                                                    $14,803,597
----------------------------------------------------------------------   ===========











8        STOCK WARRANTS

The Company's February 7, 2006 financing with Cornell Capital partners provides that if GreenShift at any time ceases to be registered as a Business Development Company, GreenShift will issue to Cornell and to Highgate House Funds five year Warrants to purchase 45,000,000 common shares. The warrants will permit Cornell and Highgate House Funds to purchase 15,000,000 shares at $.15 per share, 15,000,000 shares at $.20 per share, and 15,000,000 shares at $.25 per share. On June 30, 2006 GreenShift filed notification of the withdrawal of its election to be registered as a Business Development Company and under the terms of the financing issued 45,000,000 warrants to Cornell Capital.

Summarized information about GreenShift's stock warrants outstanding at December 31, 2006 is as follows:

                                     Number of Shares         Weighted Average
                                                               Exercise Price
                              -------------------------------------------------

Outstanding at December 31, 2004           --              $        --
   Granted at fair value                   --                       --
   Forfeited                               --                       --
   Exercised                               --                       --
                                  ------------------   -----------------
Outstanding at December 31, 2005           --              $        --
   Granted at fair value             45,000,000                     0.20
   Forfeited                               --                       --
   Exercised                               --                       --
------------------------------------------------------------------------
Outstanding at December 31, 2006     45,000,000           $        0.20
                                     ==========           ==============

All of the above noted warrants were exercisable as of December 31, 2006.



9        STOCKHOLDERS EQUITY

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

CANCELLATION OF COMMON STOCK

On February 17, 2006 GreenShift Interim Corp. surrendered to GreenShift all of the 46,300,000 shares of GreenShift common stock in its name.

10       INVESTMENT - UNCONSOLIDATED SUBSIDIARIES

INVESTMENT IN SUSTAINABLE SYSTEMS UNDER FINANCING AGREEMENT (GS AGRIFUELS)

On September 13, 2006, GS AgriFuels, Inc. entered into a financing agreement with Sustainable Systems, LLC whereby AgriFuels will invest a total of $3,000,000 into the company. As part of the agreement, as of December 31, 2006, GS AgriFuels completed bridge loan financing in the amount of $2,000,000. Upon closing, the total advances will be credited to the total investment and GS AgriFuels will receive 3,121,688 shares of Series A Preferred Convertible stock representing 20% of Sustainable Systems, LLC's outstanding stock. See Note 22-Subsequent Events for information regarding the Company's acquisition of and contract for the sale of a biodiesel system to Sustainable Systems.

INVESTMENT IN ZEROPOINT CLEAN TECHNOLOGIES, INC. (GS AGRIFUELS)

In August 2006, GS AgriFuels entered into a Series A Preferred Stock Purchase Agreement with ZeroPoint Clean Technologies, Inc. under which GS AgriFuels agreed to purchase 113,800 shares of Series A Preferred Stock, representing approximately 10% of the capital stock of ZeroPoint, at a purchase price of $21.98 per share. In conjunction with the Agreement, ZeroPoint Clean
Technologies, Inc. also issued to GS AgriFuels 56,900 five year warrants to purchase ZeroPoint Clean Technologies, Inc. common stock that are exercisable at $32.97 per share.



INVESTMENTS AT COST


The Company accounts for the following investments under the cost method:

ZeroPoint Clean Technologies, Inc.  10%      $2,501,325
Sustainable Systems, Inc            12%       2,000,000
Ovation Products Corp.              12%       1,000,000
General Hydrogen Corp.               3%         500,000
Tornado Trash                       -               295
Sterling Planet, Inc.               10%       1,685,333
Terrapass, Inc.                     10%         250,430
                                            -----------
                                            $7,937,383

Application of the cost method requires the Company to periodically review this investment in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of the investments to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in the industries as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the investment.

During the third quarter 2006, GS Energy Corp. advanced Sterling Planet, Inc. loans of $250,752. These amounts are non-interest bearing and due upon demand.

During the year ended December 31, 2006, management determined its investment of $436,667 in its 30% investment in Aerogel Corp. to be impaired and it was written off.

EQUITY METHOD INVESTMENT

The Company holds a 30% investment in Air Cycle Corporation since 2005. It is being carried as a value of $303,077 as of December 31, 2006. The Company uses the equity method of accounting for investments in equity securities in which it has more than a 20% interest, but does not have a controlling interest and is not the primary beneficiary.


11       OPERATING LEASE COMMITMENTS

The Company has leases on certain office space and equipment under operating leases which expire through May 31, 2011. The following is a schedule of future minimum lease payments:


                    2007                  $200,100
                    2008                   153,900
                    2009                   105,375
                    2010                    90,000
                    2011                    37,500
                                         ---------
                  Total                  $ 586,875
                                         =========

12       RETIREMENT PLAN

One of the Company's subsidiaries has a deferred compensation plan (401(k) plan) from under which eligible employees are permitted to elect the amount of their salary deferrals, subject to certain statutory limitations. Currently, the Company's subsidiary provides a 10% match on all eligible employee deferrals and at its option, may add a profit share match. The gross 401(k) matching contribution expense (before reductions from forfeitures) for years ended December 31, 2006 and 2005 was $5,887 and$5,389 respectively.


13         INCOME TAXES

The Company has incurred losses, which have generated net operating loss carry forwards for the Company as of December 31, 2006. These loss carry forwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2006 and 2005, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded. The provision for income taxes for the years ended December 31, 2006 and 2005 consisted of state income tax provisions. Deferred tax assets are as follows:

                                      12/31/2006         12/31/2005
                                    ---------------   ----------------
Deferred Tax Asset:
Net operating loss carry forwards   $ 11,741,000    $ 13,939,000
                                    ------------    ------------
Total deferred tax assets .......     11,741,000      13,939,000
Less: Valuation allowance .......    (11,741,000)    (13,939,000)
                                    ------------    ------------

Net deferred tax asset ..........   $       --      $        --
                                    ============    ===========

The Company has federal net operating loss carry-forwards of approximately $32,063,000 which expire through December 31, 2026.




14       UNCOMPLETED PROJECTS

Costs and billings on uncompleted projects as of December 31, 2006 are summarized as follows:

 Costs incurred on uncompleted projects ......................................   $ 2,300,180
 Estimated earnings (losses) .................................................       521,768
 Less:  Billings to date .....................................................    (2,587,360)
                                                                                 -----------

          Totals .............................................................   $   234,588
                                                                                 ===========
Included in the accompanying balance sheets under the following captions:

 Costs and estimated  earnings  (losses) in excess of billings on  uncompleted   $   204,262
 projects
 Billings in excess of costs and estimated earnings on uncompleted contracts .       (21,381)
                                                                                 -----------

 Net .........................................................................   $   182,881
                                                                                 ===========


15        MINORITY INTEREST

As a condition precedent to GS CleanTech's closing of the Senior Loan, GS CleanTech's pre-consolidation New World Recycling ("NWR") notes totaling $925,000 ("the NWR Debt") were, on December 19, 2003, converted into 92,500 shares of a non-voting class of preferred equity in GS CleanTech's American Metals Recovery, Corp. ("AMRC") subsidiary, the Subsidiary Preferred Equity, with a par value of $0.001. Subsidiary Preferred Equity holders were to receive a quarterly dividend ranging from 3% to 5% of AMRC's annualized revenue, limited to 30% of AMRC's operating income. AMRC failed to generate operating income in 2006 and 2005, therefore no dividends were payable in December 2006 and 2005.
The shares could not be liquidated or transferred. Shares of Subsidiary Preferred Equity could be converted at the holder's option at fixed conversion price based on average closing price for the 60 day trading period prior to April 2, 1999. There was no expiration date associated with the conversion option. In December 2004, $100,000 of the Minority Interest was converted into 500,000 shares of GS CleanTech's common stock and a five-year option to purchase 250,000 shares of GS CleanTech's common stock at $0.10 per share.

In February 2006, $50,000 of the Minority Interest was converted into $1,666,667 shares of GS CleanTech's common stock at $0.03 per share.

The remaining balance of the NWR debt totaling $775,000 is due to be converted into 7,750,000 shares of GS CleanTech's common stock. At December 31, 2006 the Company also has a minority interest balance of $348,832 for its GS Energy minority interest shareholders.

17       SEGMENT INFORMATION

GreenShift currently operates five business segments: Corporate, Clean Technology Services, Clean Fuel Production and Sales, Clean Energy Manufacturing and Sales, and Other Segments. Summarized financial information about each segment is as follows:

For the Twelve months ended 12/31/2006:
Revenue   Corporate        CleanTech        CleanFuel         CleanEnergy       Other              Total
-----------------------------------------------------------------------------------------------------------
2006        $      --     $14,435,387      $     52,230      $3,362,835       $       --       $17,850,452
2005        $      --     $17,901,720      $        --       $2,427,196       $       --       $20,326,916

Net Loss
2006        $(1,649,936)  $(11,224,770)    $(2,292,047)     $(1,023,150)      $  (143,002)    $(16,332,905)
2005        $(1,074,859)  $ (5,176,744)    $  (118,700)     $(1,724,334)      $   (230,216)   $ (8,324,853)

Total Assets
2006        $   462,352   $16,951,635      $28,926,051       $2,658,873       $        --     $ 48,998,911
2005        $ 3,730,178   $10,380,376      $      --         $4,895,334       $        --     $ 19,005,888


18       ACQUISITIONS

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

GS CLEANTECH CORPORATION (F/K/A VERIDIUM CORPORATION) AND GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION AND INCODE TECHNOLGIES CORPORATION)

On April 1, 2005, the Company acquired about 55% of the issued and outstanding capital stock of GS CleanTech Corporation (f/k/a Veridium Corporation) from GreenShift Interim Corporation and its sole shareholder, Viridis Capital, L.L.C. (collectively, "Viridis"), an affiliate of Kevin Kreisler, the Company's chairman and chief executive officer, and 70% of the issued and outstanding capital stock of GS Energy Corporation (f/k/a INSEQ Corporation) from Incandent Capital, L.L.C. ("Incandent"), another affiliate of Kevin Kreisler, in return for 46.3 million shares of the Company's common stock, 1.0 million shares of the Company's Series B Preferred Stock, and the assumption by the Company of certain convertible debt (collectively, the "Assumed Liabilities"). For reasons mostly involving administrative efficiency, the consideration the Company paid for both the GS CleanTech and GS Energy securities was paid to just Viridis as opposed to both Viridis and Incandent on a pro rated basis. The Company's Series B Preferred Stock issued to Viridis in this transaction was convertible on December 31, 2006 into the lesser of 50 million shares of common stock or that number of shares of commons stock which, when added to Viridis' other holdings in the Company, were to be equal to 80% of the outstanding common stock on that date.


GS AGRIFUELS CORPORATION (F/K/A HUGO INTERNATIONAL TELECOM, INC.)

On August 20, 2005, the Company acquired 300,000 shares of GS Agrifuels Corporation Series B Preferred Stock for $300,000.

The following summary highlights the assets acquired and liabilities assumed as of August 20, 2005:

Prepaid and other current assets $ 98,667
Goodwill .....................    383,856
                                 --------
 Total assets acquired .......   $482,523
                                 --------

Accounts payable .............   $182,223
Accrued expenses .............        300
                                 --------
     Total liabilities assumed   $182,523
                                 --------

     Total purchase price ....   $300,000
                                 ========

On October 30, 2006 GS AgriFuels, through its subsidiary NextGen Acquisition, Inc., completed the acquisition of NextGen Fuel, Inc. The total purchase price of $21,204,437 paid $17,000,000 in cash at closing and notes payable issued to the sellers for $4,204,437. The seller notes are payable upon NextGen obtaining sales of at least $7,500,000 subsequent to the acquisition. The Company engaged a third party valuation expert to perform the purchase price allocation, and the purchase price was allocated as follows: $2,280,937 to cash; $14,700,000 to the intangible asset energy technologies, amortizable over the expected useful life of seven years; $5,453,816 to goodwill; $153,800 to accounts payable and accrued expenses; and $1,076,500 to customer deposit liability. To fund the acquisition of NextGen, GS AgriFuels issued a $13,000,000 convertible debenture to Cornell Capital Partners and a $6,000,000 Senior Secured Term note to Stillwater Asset Backed Fund, LP, the use of proceeds both of which are detailed in Note 4. See
Note 4 for additional details on the seller note due to the NextGen's former shareholders.

ACQUISITIONS - SUBSEQUENT EVENTS

In March 2007, GS AgriFuels completed the acquisition of approximately 87% of the outstanding capital stock of Sustainable Systems, Inc. As of December 31, 2006, GS AgriFuels effectively owned 13% of Sustainable System, Inc. as a result of investing $2 million in the capital stock of the company. Sustainable Systems owns an oilseed crushing facility in Culbertson, Montana and is in the business of producing and selling high oleic safflower, sunflower, canola and other vegetable oils. This acquisition is designed to accelerate the development of the company's oilseed crush biorefineries and related biomass to energy development projects as well as allow the continued expansion of and acceleration of the company's ability to service customers in the food grade vegetable oil program.


19  RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH VIRIDIS CAPITAL, L.L.C.

On March 31, 2005, the Company acquired about 55% of the issued and outstanding capital stock of GS CleanTech Corporation (f/k/a Veridium Corporation) from Viridis Capital, L.L.C. ("Viridis"), an affiliate of Kevin Kreisler, the Company's chairman and chief executive officer, and 70% of the issued and outstanding capital stock of GS Energy Corporation (f/k/a INSEQ Corporation) from Incandent Capital, L.L.C. ("Incandent"), another affiliate of Kevin Kreisler, in return for 46.3 million shares of the Company's common stock, 1.0 million shares of the Company's Series B Preferred Stock, and the assumption by the Company of certain liabilities due to Cornell Capital Partners, LP, Lakeland Bank, Candent Corporation, Serenity Capital, LLC, certain convertible debenture holders and Mr. Kreisler (collectively, the "Assumed Liabilities"). The Company common and preferred stock issued at closing were worth an aggregate of about $3.47 million and the Assumed Liabilities totaled about $2.98 million, for a total of about $6.54 million. The GS CleanTech and GS Energy securities acquired from Viridis and Incandent were collectively worth about $7.37 million as of April 1, 2005. For reasons mostly involving administrative efficiency, the consideration the Company paid for both the GS CleanTech and GS Energy securities was paid to just Viridis as opposed to both Viridis and Incandent on a pro rated basis. The Company's Series B Preferred Stock issued to Viridis in this transaction was convertible on December 31, 2006 into the lesser of 50 million shares of common stock or that number of shares of commons stock which, when added to Viridis' other holdings in the Company, were to be equal to 80% of the outstanding common stock on that date.

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

On February 15, 2006, Viridis surrendered all of its 1,000,000 shares of Series B Preferred Stock. In exchange, GreenShift issued to Viridis all 1,000,000 authorized shares of Series C Preferred Stock. Viridis also surrendered to GreenShift all of the 47,440,678 shares of GreenShift common stock in its name on the same date. The holder of all 1,000,000 shares of Series C Preferred Stock may convert it into common shares representing 80% of the GreenShift common shares outstanding after conversion, but only if, at the time of the conversion, GreenShift is not registered with the SEC as a Business Development Company. The holder of the Series C Preferred Stock may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Preferred Stock is convertible on the record date for the shareholder action. In the event that the Board of Directors declares a dividend, the holder of each share of Series C Preferred Stock will receive a dividend equal to the dividend that would be payable if the Series C Preferred Stock were converted into common stock. In the event of a liquidation of GreenShift, the holder of a share of Series C Preferred Stock will receive $0.001 and have no further participation in the liquidation.

During the year ended December 31, 2005, Viridis Capital, LLC, purchased from GS CleanTech a $75,000 debt payable to Lakeland Bank and subsequently assigned this debt to GreenShift, another affiliate of Kevin Kreisler. Lakeland Bank has not released GS CleanTech Corporation of this debt obligation. The balance due as of December 31, 2007 was $58,828.


TRANSACTIONS WITH ACUTUS CAPITAL, L.L.C.

On April 1, 2005, the Company and its wholly-owned subsidiary, GreenWorks Corporation, entered into an Option Agreement with Acutus Capital, L.L.C. Acutus Capital was the owner of 1,140,769 shares of the Company's common stock, which correlated to 25% of the outstanding common stock as of March 31, 2005 (and 1% as of December 31, 2006). The Option Agreement affords Acutus the right to exchange its common stock in the Company for 1,000,000 shares of GreenWorks, which shares represent, subject to further investments by the Company, 40% of the equity in GreenWorks. The Option Agreement further provides that, in the event of the death or incapacity of Kevin Kreisler, Acutus will have the right to exchange its common shares in the Company for 1,575,000 shares of GreenWorks, representing 51% of the outstanding shares. The Option Agreement expires on March 31, 2015. The Option Agreement had previously included an adjustment provision that operated to keep Acutus' holdings in the Company constant at 4.99% of the issued and outstanding common stock of the Company. The Option Agreement had been entered into prior to the Company's filing of its election to be regulated as a BDC under the 1940 Act. Prior to filing this election, the Company's board of directors required and Acutus consented to the cancellation of this provision.

CANDENT CONVERTIBLE DEBENTURE - GREENSHIFT

During the years ended December 31, 2006 and 2005, GreenShift Corporation received financing from Candent Corporation. As of December 31, 2006 the total principal amount due to Candent Corporation was $2,375,763, which amount is convertible into Company common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of the Company's common stock for the thirty days preceding conversion, with a conversion price floor of $0.005, provided that the Company is not registered as a business development company under Section 54 of the Investment Company Act of 1940, as amended; and, provided further that in the event conversions are subsequently permissible the shareholder may not receive shares issuable upon any permissible conversion of any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of the Company's outstanding common stock, in which case the relevant number of conversion shares are held in escrow by the Company pending compliance with this limitation.

During the years ended December 31, 2006 and 2005, Candent converted a total of $403,499 and $575,000 in debt into 4,587,086 and 20,311,636 shares, respectively, of the Company's common stock.

The former president of Candent is the spouse of the Company's chairman. All of the issued and outstanding capital stock of Candent is held in trust for the benefit of its former president.

SERENITY CONVERTIBLE DEBENTURE - GREENSHIFT

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

TRANSACTIONS WITH OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER

During 2005, GreenShift received $217,844 in non-interest bearing short term loans from Kevin Kreisler, the Company's chairman and chief executive officer, of which $144,804 were repaid during 2005 and $73,040 contributed to equity by Mr. Kreisler as of December 31, 2005.

During the year ended December 31, 2006 Kevin Kreisler, the Company's Chief Executive Officer, received 12,500,000 shares of GS Energy for services provided to GS Energy.


TRANSACTIONS WITH OUR PRESIDENT AND CHIEF FINANCIAL OFFICER

The Company was party to a consulting agreement in the original amount of $150,000 with its president and chief financial officer, James Grainer, for Mr. Grainer's services from prior to April 1, 2005 relative to the Company's formation. As of February 2006, the amount due to Mr. Grainer was paid in full.

In the fourth quarter of 2006, GS Energy cancelled all outstanding options previously issued to officers during 2006 and 2005, and issued shares of common stock as a replacement award. James Grainer's 225,000,000 remaining options previously received for rendering consulting and management services, were cancelled and replaced with 120,000,000 shares of common stock. In accordance with FASB 123R, the shares of common stock were deemed a replacement award and inasmuch as the Black-Scholes valuation of the options did not exceed the value of the shares on the grant date no additional expense was recorded.

During the year ended December 31, 2006 James Grainer received 12,500,000 shares for consulting and management services provided to GS Energy. During the year ended December 31, 2005 Mr. Grainer received 125,000,000 shares for consulting and management services provided to GS Energy.

TRANSACTIONS WITH CANDENT CORPORATION

GS Energy Corporation entered into an "IT Services Agreement" with Candent Corporation dated January 2, 2005, and amended March 31, 2005, for the provision of technical and customer service support for GS Energy Corporation. The agreement called for GS Energy Corporation to issue to Candent $50,000 in cash or stock in payment for services provided during the first quarter 2005. The IT Services Agreement also called for ongoing services relative to the development of GS Energy Corporation's secondary commodities trading platform at the annualized rate of $100,000. 150,000,000 shares were issued to Candent at an average price of $0.0007 per share for services rendered in prior periods and during 2005. 150,000,000 performance-based options exercisable at $0.0005 per share were issued to Candent in April 2005. This agreement was cancelled as of December 31, 2005

On March 13, 2006 Candent Corporation surrendered to GS Energy Corporation 251,507 shares of Series B Preferred Stock that GS Energy Corporation issued to Candent Corporation in 2004. The 251,507 shares represented all of the outstanding shares of Series B Preferred Stock. The Series B Preferred Stock was convertible into 4.95% of the outstanding GS Energy Corporation common stock, and the holder had the right to receive additional shares until the market value of the GS Energy Corporation shares received on conversion totaled $2,750,000. Candent surrendered the shares in response to the decision by GS Energy Corporation management to terminate the business operations that GS Energy Corporation acquired from Candent in exchange for the Series B preferred shares.

During the year ended December 31, 2006, Candent Corporation loaned $250,000 to GS Carbon.

During 2005, GS CleanTech utilized the services of Candent Corporation for development and administration of its various management information systems. Such services approximated $44,000 for 2005, based on prevailing market rates for services, some amounts were paid in part with 2,016,578 shares of the GS CleanTech's common stock.

The former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock of Candent is held in trust for the benefit of its former president.


SEVERENCE AGREEMENT

GS CleanTech is party to a severance agreement with Lawrence Kreisler that included the following salient terms: 100 percent of his salary of $150,000 through December 31, 2004, 50 percent of his salary through December 31, 2006, and medical benefits until the age of 65. In December of 2005, Lawrence Kreisler received 7,374,796 shares of GS CleanTech's stock to satisfy these obligations in full.

TRANSACTIONS WITH SERENITY CAPITAL

In July 2005, Serenity Capital, LLC received 1,139,248 shares of GS CleanTech's common stock pursuant to its prior anti dilution agreements with GS CleanTech.

During the year ended December 31, 2005, Serenity exercised 50,000,000 GS Energy options with exercise price of $0.0005 in exchange for a subscription receivable of $25,000.

GS Energy entered into a consulting agreement with Serenity dated January, 2, 2005, and amended March 31, 2005, for the provision of consulting services related to the distribution of industrial commodities and commodity valuation. The agreement called for GS Energy to issue to Serenity certain cash or stock in payment for the services, payable upon the provision of such services. During the year ended December 2005 GS Energy issued 150,000,000 shares to Serenity for services performed under this agreement. The agreement with Serenity was cancelled during the year ended December 31, 2005


In February 2006, Serenity purchased from GCS Investments $500,000 in convertible debt issued by GS CleanTech. During the year ended December 31, 2006, Serenity effected conversions totaling $200,000, corresponding to 10,000,000 shares of the GS CleanTech's common stock. The sole member of Serenity is a relative of the Company's chairman.

TRANSACTIONS WITH FORMER GS CLEANTECH OFFICERS

During September of 2005, James Green resigned as President and Chief Executive Officer of GS CleanTech. He also resigned from the Board of Directors of GS CleanTech in September of 2005. Since September 2005 Mr. Green has continued his position as President of Enviro-Safe Corporation and Enviro-Safe Corporation
(NE), Inc. (f/k/a Jones Environmental Services (NE), Inc.). During 2006 and 2005, Mr. Green received $151,375 and $156,923 in salaries, respectively. In 2005, Mr. Green also received a bonus in December of $100,000 paid by the receipt of 5,000,000 shares of the Company's common stock. During the year ended 2006 Mr. Green also received $166,667 as final payment of debt due from GS CleanTech's acquisition of ESC in 2003.

Richard Krablin resigned as a member of the Board of Directors of GS CleanTech in September of 2005. He resigned as Chief Compliance Officer of GS CleanTech in December of 2005. He currently is retained as a consultant by GS CleanTech. During 2005, Mr. Krablin received $131,134 in salaries under his employment agreement which called for an annual base salary of $150,000. Mr. Krablin also received a bonus in December of 2005 of $25,000 paid by the receipt of 1,250,000 shares of GS CleanTech Corporation Common Stock. In 2006 Mr. Krablin received $76,000 in GS CleanTech stock options.

TRANSACTIONS WITH FORMER GS CLEANTECH DIRCECTORS

In September of 2005, Stephen Lewen and James Hanrahan resigned as members of GS CleanTech's Board of Directors. During 2005, Stephen Lewen and James Hanrahan received 109,166 and 149,734 shares, respectively, for their services as members of the Board of Directors. In 2006, Mr. Hanrahan received $152,000 in GS CleanTech stock options.

During 2005, a family member of Kevin Kreisler received salaries of $72,700.

TRANSACTIONS WITH CYRUS CAPITAL

GS Energy entered into a consulting agreement with Cyrus Capital, LLC, dated January, 2, 2005, and amended March 31, 2005, for the provision of consulting services related to the distribution of industrial commodities and commodity valuation. The agreement called for GS Energy to issue to Cyrus certain cash or stock in payment for the services, payable upon the provision of such services. During the year ended December 2005 GS Energy issued 50,000,000 shares to Cyrus for services performed under this agreement. The agreement with Cyrus was cancelled during the year ended December 31, 2005.


In February 2006, Cyrus purchased from GCS Investments $500,000 in convertible debt issued by GS Clean Tech. During the period ended March 31, 2006, Cyrus effected conversions totaling $280,000, corresponding to 14,000,000 shares of the GS CleanTech's common stock. During the second quarter 2006 Cyrus effected additional conversions totaling $120,000 into a total of 6,000,000 shares of the GS CleanTech's common stock. The sole member of Cyrus is a family member of the Company's chairman.

TRANSACTION WITH SEAWAY VALLEY FUND

In February 2006, Seaway Valley Fund, LLC, purchased from GCS Investments $500,000 in convertible debt issued by GS CleanTech. During the year ended December 31, 2006, Seaway Valley effected conversions totaling $500,000 into a total of 25,000,000 shares of the Company's common stock. As of December 31, 2006, accrued interest of $1,083 was forgiven and the debenture due to Seaway Valley was fully converted. The sole member of Seaway Valley is an employee of GreenShift Corporation.

TRANSACTION WITH HUDSON CAPITAL PARTNERS

In February 2006, Hudson Capital Partners, LLC, purchased from GCS Investments $500,000 in convertible debt issued by GS CleanTech. During the year ended December 31, 2006, Hudson effected conversions totaling $500,000 into a total of 25,000,000 shares of the GS CleanTech's common stock. As of December 31, 2006, accrued interest of $1,208 was forgiven and the debenture due to Hudson Capital Partners, LLC was fully converted. The sole member of Hudson Capital is an employee of GreenShift Corporation.


OTHER RELATED PARTY TRANSACTIONS

During June 2005, the president of Warncecke Design Service, Inc. ("WDS"), a subsidiary of GS Energy, advanced $50,000 to WDS, which loan was unsecured and is due in full on demand along with interest accruing at 6% per annum. As of December 31, 2006, the balance due to the WDS's president is $145,000.


20 DISCONTINUED OPERATIONS

As of December 31, 2006, the GS CleanTech Board of Directors adopted a plan for the sale of the Company's engineering facility located in Mount Arlington, New Jersey operated by EnviroSciences Inc. The assets and liabilities of this operation are presented as discontinued operations in the accompanying financial statements.

On October 24, 2005, the GS CleanTech Corporation Board of Directors adopted a plan to close the Paterson, New Jersey recycling facility operated by American Metal Recovery Corporation ("AMRC"). The plan included the discontinuation of the operations of Metal Recovery Transportation Corporation ("MRTC") during 2005, as well.

The decision to terminate operations at the Paterson facility was made due to overall economic factors, in particular the decreasing volume of inorganic, metal bearing wastes suitable for recycling. AMRC has ceased accepting waste and has removed all hazardous waste from the facility. AMRC has disposed of all of the equipment and cleaned the facility as required by regulation and surrendered the premises on December 31, 2005. The results of the recycling business are recorded as discontinued operations.

The components of discontinued operations are as follows:
                                                                    2006          2005
                                                                   ----           ----
Net revenues ................................................   $ 3,678,232    $ 6,313,885
Cost of revenues ............................................     2,135,293      5,264,112
                                                                -----------    -----------
           Gross profit .....................................     1,542,939      1,049,773

Selling, general, and administrative expense ................     1,265,985      1,734,595
                                                                -----------    -----------

           Income (loss) from operations ....................       276,954       (684,822)

Impairment of assets ........................................   $      --      $(2,872,140)
Interest expense ............................................      (137,936)      (161,116)
Other income and expenses ...................................       248,334        163,973
                                                                -----------    -----------
           Total other income and expense ...................       110,398     (2,869,283)

           Income (loss) before provision for income taxes ..   $   387,352    $(3,554,105)

Total provision for tax .....................................        28,069          1,501
                                                                -----------    -----------
           Net loss from discontinued operations ............   $   359,283    $(3,555,606)
                  Gain on disposal of discontinued operations          --           54,651
                                                                -----------    -----------
                   Total - discontinued operations ..........   $   359,283    $(3,500,955)
                                                                ===========    ===========

The results presented above for 2006 and 2005 include the operating activity for the discontinued operations for the 12 month period. Assets and liabilities of the discontinued businesses were reported as net assets and net liabilities (current and net of current) of discontinued operations at December 31, 2006. The net fixed assets and the net intangible assets totaling $2,958,876 were written down to zero based upon the assets and intangibles site-specific to our Paterson, New Jersey facility.

Assets and liabilities of discontinued operations as of December 31, 2006 are as follows:

Current assets of discontinued operations:

              Cash ......................................   $   109,177
     Accounts Receivable, net ...........................       446,446
     Other current assets ...............................       405,626
                                                            -----------
          Total current assets of discontinued operations   $   961,249
                                                            -----------

Net non-current assets of discontinued operations:

        Net fixed assets ................................   $    56,881
     Other assets .......................................       287,751
                                                            -----------
          Total current assets of discontinued operations   $   344,632
                                                            -----------

Total assets of discontinued operations .................   $ 1,305,881
                                                            ===========

Current liabilities of discontinued operations:
     Accounts payable ...................................   $   774,538
     Line of credit .....................................     1,196,972
     Accrued Expenses ...................................       449,895
     Other accrued and liabilities ......................       445,567
                                                            -----------
Total current liabilities of discontinued operations ....   $ 2,866,972
                                                            -----------

Non-current liabilities of discontinued operations ......       893,624
                                                            -----------

Total liabilities of discontinued operations ............   $ 3,780,596
                                                            -----------

Net assets of discontinued operations ...................   $(2,474,715)
                                                            ===========



21       COMMITMENTS AND CONTINGENCIES

                     GS AGRIFUELS SERIES A PREFERRED STOCK

In 2001 GS AgriFuels issued shares of Series A Preferred Stock. 37,350 of those shares remain outstanding. By their terms, they automatically converted into
37.35 shares of common stock (adjusted to reflect the 1-for-1000 reverse stock split in 2006. In November 2006 a claim was made by certain holders of the Series A Preferred Stock that they are entitled to receive 8,300,000 shares of common stock by reason of promises made to them by prior management of GS AgriFuels and actions taken by the sole director of the Company in 2003. Current management of GS AgriFuels has reviewed the claims and the underlying facts, and has concluded that the claims are not legally valid. Negotiations are ongoing, aimed at a resolution of the claims.

LEGAL MATTERS

GS CleanTech was party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management Inc. (the "Kerns Matter"). The action was filed in the Supreme Court of the State of New York, August 14, 2003. The verified complaint sought performance of certain agreements between the plaintiffs and KPMI and GSCT, plus attorney's fees and costs. This matter related to the acquisition of Vulcan Waste Systems, Inc. from Kerns Manufacturing Corp. and the breach by Kerns of the terms and conditions of the relevant acquisition agreement. On February 28, 2007, GS CleanTech entered into a settlement of the Kerns Matter. The total settlement of $1,500,000 is payable in two installments; $500,000 on March 31, 2007 and $1,000,000 on June 30, 2007. As of December 31, 2006, the
Company has accrued $1,500,000 for the settlement of this matter. The first installment of $500,000 due was paid on March 31, 2007.

GS AgriFuels is party to the matter entitled O'Brien & Gere Limited, et. al. v. NextGen Chemical Processors, Inc., et. al., which action was filed in the Supreme Court of the State of New York. The verified complaint, which also names GS AgriFuels and certain of its affiliates, seeks performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of our recently acquired NextGen Fuel, Inc., subsidiary. GS AgriFuels has responded to the verified complaint and denies any liability.

GS Carbon's General Ultrasonics subsidiary is party to the matter entitled LeBlanc v. Tomoiu., et. al., which action was filed in the Superior Court of Connecticut. The verified complaint, which also names GreenShift and certain of its affiliates, seeks damages relating to the acquisition by General Ultrasonics of the stock of H2 Energy Solutions, Inc. from substantially all of its shareholders, as well as attorney's fees and costs. General Ultrasonics has responded to the verified complaint and denies any liability.

GS CleanTech assumed and is party to various material administrative compliance proceedings for which GS CleanTech has accrued $189,333 in potential expenses.

GS Energy's subsidiary, Warnecke Design Services, Inc., is a named party in a complaint against a customer of the company in which an engineering company that performed services for that customer alleges non-payment of services, breach of contract, and the disclosure of trade secrets. The Company intends to vigorously defend itself against this complaint and does not currently have enough information to assess the likely outcome of this matter.

OTHER CONTINGENCIES

GS  CleanTech  Corporation  is  subject  to  various  regulatory   requirements,
including the procurement of requisite licenses and permits at its facilities. These licenses and permits without which GS CleanTech's operations would be adversely affected are subject to periodic renewal. GS CleanTech Corporation anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements.

GS EnviroServices, Inc. owns property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF). Per the requirements of the permit associated with the operation of this facility, a third party evaluation is conducted on a yearly basis to evaluate the costs associated with the retirement of this asset. Per the outcome of this evaluation, $90,000 has been placed in a trust with the Massachusetts Department of Environmental Protection listed as beneficiary. The Company has included the $90,000 in this trust as part of deposits in other assets.

Under GS CleanTech's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $25,000. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

Viridis Capital, LLC, an affiliate of Kevin Kreisler, purchased from GS CleanTech a $58,828 debt payable from to Lakeland Bank and assigned this debt to GreenShift, another affiliate of Kevin Kreisler. Lakeland Bank has not released GS CleanTech Corporation of this debt obligation.

A subsidiary of GS Carbon that was spun-off from GS Carbon in 2006 issued debt instruments in the principal amount of $498,074 several years ago. GS Carbon recently was presented with evidence that GS Carbon may be liable for payment of the debts. GS Carbon's management is actively investigating the facts and circumstances with respect to the debts, and is not able to determine at this time if GS Carbon has liability for the debts.

EMPLOYMENT AGREEMENTS

GS CleanTech is party to an employment agreement with David Winsness with a five year term commencing on January 1, 2007. The annual base salary of $150,000 is a draw against fees and royalties due from the Amended Technology Acquisition Agreement (see Commitments and Contingencies - License Agreements). This salary is payable in the form of registered common stock until such time as GSCT generates sufficient positive cash flows to support this salary. On January 1, 2007, Mr. Winsness was issued 10% of the fully diluted capital stock issuable in Series D Preferred Stock. These preferred shares vest in pro-rata to the Corn Oil Extraction System deployments up to 50 million gallons per year. Non vested shares are forfeitable upon termination.

GS CleanTech is party to an employment agreement with Greg Barlage with a five year term commencing on January 1, 2007. The annual base salary of $125,000 is a draw against fees and royalties due from the Amended Technology Acquisition Agreement (see Commitments and Contingencies - License Agreements). This salary is payable in the form of registered common stock until such time as GSCT generates sufficient positive cash flows to support this salary. On January 1, 2007, Mr. Barlage was issued 5% of the fully diluted capital stock issuable in Series D Preferred Stock. These preferred shares vest in pro-rata to the Corn Oil Extraction System deployments up to 50 million gallons per year. Non vested shares are forfeitable upon termination.

GS CleanTech is party to an employment agreement with Whit Davis with a five year term commencing on January 1, 2007. The annual base salary of $125,000 is a draw against fees and royalties due from the Amended Technology Acquisition Agreement (see Commitments and Contingencies - License Agreements). This salary is payable in the form of registered common stock until such time as GSCT generates sufficient positive cash flows to support this salary. On January 1, 2007, Mr. Davis was issued 5% of the fully diluted capital stock issuable in Series D Preferred Stock. These preferred shares vest in pro-rata to the Corn Oil Extraction System deployments up to 50 million gallons per year. Non vested shares are forfeitable upon termination.

GS CleanTech is party to an employment agreement with James Green, which agreement calls for an annual base salary of $175,000, and reimbursement of expenses, use of a Company automobile, periodic bonuses, four weeks vacation and participation in any employee benefits provided to all employees of GS CleanTech.

CONSULTING AGREEMENTS

GS CleanTech is party to a consulting agreement with Corporate Environmental Performance. Corporate Environmental Performance is a contractor to GS CleanTech associated with the developments of the biodiesel facility development. Compensation for this consulting agreement is $150,000 per year plus a discretionary bonus provision (determined annually). The owner of this company is the former Chief Compliance Officer of the Company Mr. Richard Krablin.

GS AgriFuel's subsidiary NextGen Fuel, Inc. is a party to consulting agreements with three of the founders and former shareholders of NextGen Fuel, Inc. The agreements with two of the consultants are for the provision of technical services related to design, engineering, sales, technical assistance, and obtaining patents for NextGen Fuel's biodiesel production systems, and require an aggregate payment of $5,000 per month for one year. The agreement with a third consultant is for the provision of sales and marketing services for NextGen Fuel's biodiesel production systems. This agreement calls for a commission payment of 3% for the first $30,000,000 in sales and 5% of sales thereafter, a cash bonus of $1,000,000 upon the execution and full collection of the first $30,000,000 in sales and an additional $1,500,000 upon the execution and full collection of $50,000,000 in sales, and full payment seller note of $1,000,000 issued to this consultant upon the payment by customers for the sale of biodiesel production systems equaling forty million gallons of annual production capacity.

CUSTOMER AGREEMENTS

GS CleanTech has agreements with five customers to construct corn oil extraction facilities as part of its technology transfer services. These technologies include the Corn Oil Extraction and the Biodiesel Process technologies which are used to extract and produce corn oil derived biodiesel fuel. GS CleanTech is party to performance guarantees for each of these agreements. In the event that corn oil yields are under projected amounts, GS CleanTech has 90 - 120 days to cure or remove the extraction facilities at its own cost. In the event GS CleanTech fails to either cure or remove the extraction facilities, the customer can cause GS CleanTech to remove the extraction facility at its own cost. If the yield deficiency is due to the process installed by the customer, the extraction facility can be removed by GS CleanTech. Each of the Customer agreements has a purchase option whereby the Customer can purchase the facility after minimum rental period. The purchase price of the facility will decline over successive periods until a minimum price is reached. After the facility is purchased, GS Cleantech will provide services at a contract price. GS CleanTech has warrantied that the extraction facilities will perform within projected specifications within the first year. As of December 31, 2006 GS CleanTech has not accrued any warranty expenses related to these agreements. GS CleanTech has the continuing right under these agreements to purchase all corn oil extracted for minimum initial terms ranging from five to ten years and, in any event, for so long as the extraction facilities continue to be in operation.

INTELLECTUAL PROPERTY

GS CleanTech is party to a royalty bearing license agreement for US Patent No. 6,667,171 (see Note 4 - Goodwill and Intangible Assets). GS CleanTech is responsible for 100% of the costs to protect the patent rights. Under this agreement, GS CleanTech must develop a pilot plant within two years and revenue generating commercial application of the process within three years relative to utility power generating sources.

In addition, GS CleanTech purchased all intellectual property rights in connection with GS CleanTech's corn oil extraction technology from Cantrell Winsness Technologies, LLC ("CWT"). Under the agreement, GS CleanTech agreed to sell a minimum number of extraction facilities over a period of several years. In the event GS CleanTech fails to meet these provisions, they have the option to cure by prepaying the certain fees payable under the agreement that would have been due for the minimum number of systems they were to sell, or GS CleanTech can assign the technology back to CWT and receive the grant of a non-exclusive license to the technology. GS CleanTech employees David Winsness, Whit Davis, and Greg Barlage surrendered their shares and other equity owned in CWT in connection with the GS CleanTech's purchase of the technology. In consideration for this, and the development of the technology, these employees were assigned 15.83% each for any of amounts payable under the relevant agreement.








22       SUBSEQUENT EVENTS

                          GREENSHIFT MERGER AGREEMENT

On April 3, 2007, GreenShift Corporation, GS CleanTech Corporation and GS Carbon Corporation executed an Agreement and Plan of Merger. Pursuant to the terms and conditions of the Merger Agreement, GS CleanTech will merge with and into GS CleanTech Acquisition, Inc., a newly formed special purpose subsidiary of GreenShift, and GS CArbon will merge into GS Carbon Acquisition, Inc., another newly formed special purpose subsidiary of GreenShift (see Note 21 - Subsequent Events).

An additional pending merger involves GreenShift's majority owned GS AgriFuels Corporation and GS Energy Corporation. Once all mergers are complete, GreenShift will have two majority-owned public subsidiaries, GS AgriFuels Corporation and GS EnviroServices Corporation (f/k/a TDS (Telemedicine), Inc.). GreenShift will include the subsidiaries of GS CleanTech, GS Carbon, and a number of minority held investments. GreenShift currently owns 80% of the capital stock of GS CleanTech and about 85% of the capital stock of GS Carbon. GreenShift believes that both of the above mergers will be strategic for several reasons, including:

     >>   the reduction of operational overlap and redundancies,

     >>   the promotion of a unified vision among our employees,

     >> the reduction of confusion to third parties such as customers, vendors, creditors, shareholders and other stakeholders,

     >> the reduction of the focus, capital, and other resources required to administer multiple public entities as a result of the decreased complexity, and

     >> increasing the ability of our management to focus on enhancing earnings, strengthening the Company's balance sheet, and creating value for our shareholders.

The foregoing descriptions of the transactions planned to be completed by GreenShift, GS CleanTech, GS AgriFuels, GS Energy and GS Carbon are only a summary and are qualified in their entirety by reference to the documents and exhibits filed on Form 8-K.

COMMON STOCK SHARE ISSUANCES

In February 2007, GS CleanTech Corporation issued a total of 27,642,241 shares of Common stock in payment of convertible debt. 15,576,120 shares of Common Stock were issued to related parties and include 10,576,120 shares issued to Serenity Capital, LLC, and 5,000,000 shares issued to Cyrus Capital, LLC,. 12,066,121 shares were issued to Cornell Capital Partners, LP in payment of convertible debt. Further information about the Convertible Secured Notes is included in Note 8, Financing Arrangements.

On January 16, 2007, GS AgriFuels executed an agreement with Fulton Biodiesel, LLC, a subsidiary of Homeland Energy Biofuels, LLC ("Homeland Energy") to form GS Fulton Biodiesel LLC ("GS Fulton Biodiesel"). The agreement calls for the construction of a ten million gallon per year biodiesel plant in Fulton, New York which will be the first commercial-scale facility in New York. GS Fulton Biodiesel and NextGen Fuel, Inc. are party to a settlement and services agreement that requires the payment of $660,000 to an engineering and design firm for technical services to be provided for the construction of the facility. As of December 31, 2006 NextGen Fuel, Inc. deposited $220,000 into an escrow account under the terms of this agreement. The engineering and design firm subsequently refused to accept payment and disputes certain provisions of the settlement and services agreement.

On March 13, 2007, GS AgriFuels Corporation executed an agreement to purchase approximately 85% of the outstanding capital stock of Sustainable Systems, Inc for a total purchase price of about $12.6 million. As of December 31, 2006, the Company effectively owned 13% of Sustainable System, Inc. as a result of investing $2 million in the capital stock of the company. Sustainable owns an oilseed crushing facility in Culbertson, Montana, and is in the business of producing and selling high oleic safflower, sunflower, canola and other high value vegetable oils. Sustainable is currently expanding its oilseed extraction and refining capability from 300 tons per day to 600 tons per day.

GS AgriFuels and GS CleanTech have entered into a Development Services Agreement with Mean Green Biodiesel of Georgia, LLC (f/k/a Cantrell Winsness Technologies,
LLC) that includes assignment of rights in and to the Company's planned biodiesel project in Memphis, Tennessee. The terms of this agreement include reimbursement by Mean Green Biodiesel of Georgia, LLC of expenses incurred by both GS AgriFuels and GS CleanTech both prior and subsequent to the execution of the Development Services Agreement, the retention of 9% equity ownership stake by GS AgriFuels in first ten million gallon per year facility developed for Mean Green Biodiesel of Georgia, LLC at the site, and the purchase of one ten million gallon per year biodiesel system from NextGen Fuel, Inc. Mean Green Biodiesel of Georgia, LLC is owned by a former consultant to GS CleanTech. In addition to the contract price, GS CleanTech is contingently responsible to pay 10 million shares of GS CleanTech Common Stock as penalty if construction does not commence on or before September 30, 2007. GS AgriFuels may decide to co-locate a wholly-or majority-owned biodiesel production facility on-site at the Memphis site.

CONVERTIBLE DEBENTURE - THOMAS SCOZZAFAVA

Subsequent to the year ended December 31, 2006, the Company issued its President and CEO, Thomas Scozzafava, a Convertible Debenture due December 28, 2008 with a face amount of $250,000 for monies received by the Company from Mr. Scozzafava in the amount of $250,000. The terms of the Convertible Debenture are the following: (i) an interest rate of eight percent (8%) payable, at the option of Mr. Scozzafava, in cash or registered common stock in GS AgriFuels Corporation or any combination thereof; (ii) shall become due and be payable monthly commencing March 31, 2007, unless otherwise waived or deferred by Mr.
Scozzafava; (iii) payment in full or in part of principal plus accrued but unpaid interest shall be made only upon demand by Mr. Scozzafava commencing April 31, 2007; (iv) any unpaid balance, at the option of Mr. Scozzafava, shall become immediately due and payable without notice or demand in the event of default, and (v) any accrued and unpaid interest shall be convertible upon demand of Mr. Scozzafava into registered shares of common stock equal to the lower of: (a) $3.00 per share; or (b) the lowest convertible debenture conversion price, preferred, common or any other class of stock or convertible security issuance price, or warrant or option issuance price, issued from December 28, 2006 until the time of conversion(s); or (c) 100% of the closing market price as of the date hereof provided that any such conversion price shall not trigger a lowering of the conversion price of any convertible debenture(s) outstanding at December 28, 2006. As of the date of this filing, Mr. Scozzafava has received neither cash re-payments of principal or cash payments of interest, nor has he exercised his right to convert any obligations in GS AgriFuels common stock.

On February 26, 2007, the Company entered into a Securities Purchase Agreement (the "February 2007 CCP Agreement"), with Cornell Capital Partners, LP., ("Cornell"). In connection with the February 2007 CCP Agreement, Cornell purchased secured convertible debentures amounting to $1,125,000 due on February 26, 2009.

In connection with the February 2007 CCP Agreement, the Company paid Yorkville Advisors, LLP a fee equal to $15,000 and a structuring fee of $5,000 from the proceeds of the closing. Accordingly, the Company received net proceeds of $1,000,000. These fees were treated as a discount on the February 2007 CCP
Agreement and beginning on February 27, 2007 are being amortized over the February 2007 CCP Agreement term. The February 2007 CCP Agreement provides for interest in the amount of 10% per annum and conversion rights at the lesser of $0.05 or 85% of the lowest closing bid price of the Company's common stock during the 10 trading days immediately preceding the conversion date. In connection with the February 2007 CCP Agreement, the Company issued to the Cornell warrants to purchase 50,000,000 shares of the Company's common stock.

On January 16, 2007, GS AgriFuels executed an agreement with Fulton Biodiesel, LLC, a subsidiary of Homeland Energy Biofuels, LLC ("Homeland Energy") to form GS Fulton Biodiesel LLC ("GS Fulton Biodiesel") of which the agreement calls for GS AgriFues to own 80%. The agreement calls for the construction of a ten million gallon per year biodiesel plant in Fulton, New York which will be the first commercial-scale facility in New York. GS Fulton Biodiesel and NextGen Fuel, Inc. are party to a settlement and services agreement that requires the payment of $660,000 to an engineering and design firm for technical services to be provided for the construction of the facility. As of December 31, 2006 NextGen Fuel, Inc. deposited $220,000 into an escrow account under the terms of this agreement. The engineering and design firm subsequently refused to accept payment and disputes certain provisions of the settlement and services agreement.

On March 13, 2007, GS AgriFuels Corporation executed an agreement to purchase approximately 85% of the outstanding capital stock of Sustainable Systems, Inc for a total purchase price of about $12.6 million. As of December 31, 2006, the Company effectively owned 13% of Sustainable System, Inc. as a result of investing $2 million in the capital stock of the company. Sustainable owns an oilseed crushing facility in Culbertson, Montana, and is in the business of producing and selling high oleic safflower, sunflower, canola and other high value vegetable oils. Sustainable is currently expanding its oilseed extraction and refining capability from 300 tons per day to 600 tons per day.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES

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

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Name                         Age      Position
--------------------------------------------------------------------------------
Kevin Kreisler               34  Chairman, Chief Executive Officer

James Grainer                52  President, Chief Financial Officer

Kurt Gordon                  39  Director

David Winsness               38  Director



Kevin Kreisler - Mr. Kreisler is the founder of GreenShift. Mr. Kreisler is currently the Chairman of the Board and Chief Executive Officer of GreenShift Corporation, and he serves as Chairman of the Board and Chief Executive Officer of several of GreenShift's companies. Previously, Mr. Kreisler worked at GreenShift's GS CleanTech Corporation, where he served as vice-president from 1998 to 2000, president from 2000 to 2002, and chief executive officer from 2002 to February 2005. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

James L. Grainer - Mr. Grainer has made his career in the fields of investment banking and financial management and accounting. Since December 2004 Mr. Grainer has served as the President and Chief Financial Officer of Greenshift Corporation. At the same time, beginning in October 2004, Mr. Grainer has served as the President and Chief Financial Officer of GreenShift Corporation, a publicly-held company business development company. From 2003 until June 2004, Mr. Grainer was the Chief Financial Officer of Polo Linen, where he was responsible for that company's financial management and was involved in all aspects of strategic management. From 2001 until 2003 Mr. Grainer was the Managing Director of Investment Banking and Head of the Investment Banking Group at Zanett Securities, a merchant banking firm located in New York City. From 1992 until 2001 Mr. Grainer was a Managing Director in the Investment Banking Group at Prudential Securities, where he served as a member of the Management Committee for the Prudential Securities Private Equity Fund and held other financial management positions. Prior to joining Prudential Securities, Mr. Grainer was employed as a Senior Manager by Deloitte & Touche, where he was actively involved in managing all aspects of Deloitte's tax practice. Mr. Grainer is licensed as a certified public accountant in the State of New York.

Kurt Gordon- Mr. Gordon was previously the chief financial officer of Mobilepro Corp. (OTC Bulletin Board: MOBL), a wireless technology and broadband communications company. Additionally he was the chief financial officer of TARGUS Information Corporation, which has pioneered the development of real time intelligence providing businesses access to information about businesses and consumers who contact them by telephone, Internet and wireless devices. Gordon was a key contributor during the largest revenue and employee growth phase of TARGUS' history. He has over 14 years of experience in finance and operations with special focus on growing entrepreneurial environments. He previously served as a public accountant and consultant in the Entrepreneurial Services group of Ernst & Young. Kurt Gordon received his undergraduate degree in accounting and information systems from Virginia Tech and is a certified public accountant
(CPA). Kurt's initial term on our board expires on December 31, 2005.

David Winsness - Mr. Winsness, GS CleanTech's Chief Executive Officer, was previously GS CleanTech's President and Chief Operational officer in which position he led the commercialization effort for GS CleanTech technologies. Mr. Winsness has spearheaded the addition f over a dozen patented and patent pending technologies to GS CleanTech's portfolio, six of which were developed and authored directly by Mr. Winsness, including GS CleanTech's Corn Oil Extraction Technology. Mr. Winsness is a graduate of Clemson University (B.S., Mechanical Engineering) and he has spent his professional career as a process engineer in the chemical, food, pharmaceutical and power generation markets. Prior to accepting a position with GS CleanTech, Mr. Winsness served as chief technology officer and eventually chief executive officer of Vortex Dehydration Technology where he directed the research, development and commercialization of a technology that is now GS CleanTech's Tornado Generator(TM).

NOMINATING AND AUDIT COMMITTEE

The Board of Directors has an audit committee that is comprised of Curt Gordon and David Winsness. Mr. Gordon serves as the chairman of the committee. Mr. Gordon qualifies as an "audit committee financial expert" within the definition given by the Regulations of the Securities and Exchange Commission, by reason of his experience in public accounting and as a chief financial officer.

The Board of Directors has a compensation committee that is comprised of Mr. Kevin Kreisler, Curt Gordon and David Winsness. Mr. Winsness serves as the chairman of the committee. CODE OF ETHICS

The Company does have a written code of ethics applicable to its executive officers.

SHAREHOLDER COMMUNICATIONS

The Board of Directors will not adopt a procedure for shareholders to send communications to the Board of Directors until it has reviewed the merits of several alternative procedures.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 200.

ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth compensation information for Greenshift Corporation's executive officers during the years indicated as relevant. As of December 31, 2006, no executive officer held shares of exercisable options for Greenshift Corporation's Common Stock.

Name and Principal Position                 Annual Compensation              Long-term Compensation        All Other
                                                                                                        Compensation
---------------------------------------------------------------------------------------------------------------------
                                        Year    Salary        Bonus       Other              Shares Granted
---------------------------------------------------------------------------------------------------------------------
Kevin Kreisler                           2006  $      --  $      --         --                 1,136,256             (1)
Chairman and Chief Executive Officer     2005         --         --         --                        --              --
                                         2004         --         --         --                        --              --

James Grainer                            2006  $ 150,000  $      --                                   --             (1)
President and Chief Financial Officer    2005     84,000         --         --                        --              --
                                         2004     56,000         --         --                        --              --

Kurt Gordon                              2006  $      --         --     $  30,000                     --  $           --
Director                                 2005         --         --        30,000                     --              --
                                         2004         --         --         --                        --              --

David Winsness                           2006  $      --  $      --         --                        --  $           --
Director                                 2005         --         --         --                        --              --
                                         2004         --         --         --                        --              --

(1) Includes 399,792 shares in GS AgriFuels

EMPLOYMENT AGREEMENTS

GreenShift's relationships with its officers are on an at-will basis.



COMPENSATION OF DIRECTORS


Our directors are reimbursed for out-of-pocket expenses incurred on our behalf. One director, Mr. Kurt Gordon, receives $7,500 per quarter in compensation for services rendered.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the "beneficial ownership" of the Company's Common Stock as of April 16, 2007 by each of the Company's directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding Common Stock. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. On March 30, 2006 there were 146,608,401 shares of GreenShift common stock issued and outstanding as well as 1,000,000 shares of Series C Preferred Stock. The following table sets forth the number of the Company's shares beneficially owned by each person who, as of the closing, will own beneficially more than 5% of either class of the Company's voting stock, as well as the ownership of such shares by each director of the Company and the shares beneficially owned by the new directors as a group.

Name and Address of Beneficial Owner          Amount and Nature of Beneficial Ownership  Percent and Class of Stock
--------------------------------------------------------------------------------------------------------------------
James Grainer                                                                1,143,756             >1% Common Stock

Kevin Kreisler                                                                     -0-              0% Common Stock
                                                                             1,000,000      100% Series C Preferred

Current executive officers and directors as a group (2 persons)              1,143,756             >1% Common Stock
                                                                             1,000,000      100% Series C Preferred

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            AND DIRECTOR INDEPENDENCE


RELATED PARTY TRANSACTIONS

Greenshift Transfer of Shares of Common Stock

During the period ended December 31, 2006, Greenshift Corporation (the parent company) transferred 588,235 shares of its common stock to the Corporation the Company's subsidiary ESI with a cost basis of $30,000. The Company realized a gain on the sale of these marketable securities of $105,645 and is included in additional paid in capital.

Greenshift Conversion of Preferred Stock to Common

On February 10, 2006 GreenShift Corporation converted 1,609,590 shares of Series A Preferred Stock and Series B Preferred Stock into 63,633,322 shares of common stock.

Issuance of Series D Preferred Stock to Greenshift

On March 24, 2006 GS CleanTech issued 1,000,000 shares of Series D Preferred Stock to GreenShift Corporation. In consideration of the Series D shares, GreenShift Corporation surrendered 750,000 shares of GS CleanTech's Series C Preferred Stock and 63,633,322 shares of GS CleanTech common stock.

On July 1, 2006, GS CleanTech acquired from its majority shareholder, GreenShift Corporation, 100% of the outstanding capital stock of GS EnviroServices, Inc. (f/k/a GreenWorks Corporation) and 100% of the outstanding capital stock of GS CleanTech Ventures, Inc. In exchange for the shares in GS EnviroServices and GS CleanTech Ventures, GS CleanTech assumed GreenShift's obligations under certain debentures in the principal amount of $1,900,000. GS CleanTech has also agreed to amend the Series D Preferred Stock now held by GreenShift to increase the portion of GS CleanTech's equity represented by the Series D shares from 70% to 80%.

MERGER AGREEMENT WITH GS AGRIFUELS

On October 18, 2006, GS Energy Corporation and GS AgriFuels Corporation executed an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms and conditions of the Merger Agreement, GS Energy will merge with and into GS Acquisition, Inc., a newly formed special purpose subsidiary of GS AgriFuels. As a result of the merger, GS Energy common stock shareholders will receive 1 share of GS AgriFuels common stock in return for every 1,000 shares of GS Energy common stock held at the time of the closing of the Merger. GS Energy preferred stock shareholders will receive GS AgriFuels preferred stock with rights and preferences substantially identical to their GS Energy shares. The closing of the merger will occur after approval of the merger by the shareholders of GS Energy.

GS Energy owns a specialty manufacturing company, Warnecke Design Service, Inc., which currently provides manufacturing services for NextGen. GS AgriFuels acquired NextGen on October 30, 2006. A merger of GS Energy with GS AgriFuels is expected to be strategic to both companies for several reasons, including: (a) the integration of NextGen's and Warnecke Design's businesses can be expected to enhance operating margins for both companies while establishing an immediate stream of revenues and earnings for GS AgriFuels; and (b) merging GS Energy and GS AgriFuels can be expected to increase liquidity for both companies, which can be material to the future development activities of the combined companies. The foregoing descriptions of the transactions contemplated by GS AgriFuels and GS Energy are only a summary and are qualified in their entirety by reference to the documents filed as exhibits to this Current Report.

OTHER RELATED PARTY TRANSACTIONS

GS AgriFuels is party to an agreement with GS CleanTech Corporation, a subsidiary of GreenShift, pursuant to which GS CleanTech provides GS AgriFuels with technology rights, engineering services, and right of first refusal rights to purchase GS CleanTech's inventory of clean fuel feedstocks. Under the agreement, GS AgriFuels holds the exclusive rights to the use of GS CleanTech's biodiesel and ethanol production technologies.

In August 2006 GS Agrifuels paid a $200,000 deposit to Warnecke Design Service, Inc. for the purchase of a NextGen Fuel 10 million gallon per year biodiesel system. The total purchase price for this system is $3,200,000, and it is expected that GS Agrifuels will take delivery of the system in the first quarter of 2007. GreenShift Corporation, the Company's majority shareholder, is also the majority shareholder of GS Energy Corporation. Warnecke Design Service, Inc. is a wholly owned subsidiary of GS Energy Corporation.





DIRECTOR INDEPENDENCE

Kurt Gordon is the only member of our Board of Directors who is independent, as "independent" is defined in the rules of the NASDAQ National Market System.

                                    PART IV

ITEM 13.          EXHIBITS

Index to Exhibits

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

     3-a(3) Certificate of Amendment of Certificate of Incorporation filed on May 16, 2005 and incorporated herein by reference.

     3-a(4)  Certificate  of  Designation,  Preferences  and  Rights of Series C
          Preferred Stock of GreenShift Corporation - filed as an exhibit to the Current Report on Form 8-K dated February 15, 2006 and incorporated herein by reference.

     3-a(4) Certificate of Correction of Certificate of Designation, Preferences and Rights of Series C Preferred Stock of GreenShift Corporation - filed as an exhibit to the Current Report on Form 8-K/A (Amendment No.
          1) dated February 15, 2006 and incorporated herein by reference.

     3-b Bylaws - filed as an exhibit to the Registration Statement on Form 10-SB and incorporated herein by reference.

     10-a Guaranty Agreement dated October 25, 2006 among Stillwater Asset-Based
          Fund, LP and GreenShift Corporation, GS AgriFuels Corporation, GS Energy Corporation and GS CleanTech Corporation- filed as an exhibit to the Current Report on Form 8-K dated October 31, 2006 and incorporated herein by reference.

     10-b Security   Agreement   dated  October  25,  2006  between   Stillwater
          Asset-Based Fund, LP and GreenShift Corporation - filed as an exhibit to the Current Report on Form 8-K dated October 31, 2006 and incorporated herein by reference.

     10-c Security   Agreement   dated  October  25,  2006  among  GS  AgriFuels
          Corporation, its subsidiaries, GreenShift Corporation, GS Energy Corporation and GS CleanTech Corporation and Cornell Capital Partners, LP - filed as an exhibit to the Current Report on Form 8-K dated October 31, 2006 and incorporated herein by reference. .

     10-d Form of Secured Convertible Debenture due February 8, 2009 - filed as an exhibit to the Company's Current Report on Form 8-K dated February 2, 2006 and incorporated herein by reference..

     10-e Second Amended and Restated Security Agreement dated February 2, 2006 between GreenShift Corporation and Cornell Capital Partners, LP- filed as an exhibit to the Company's Current Report on Form 8-K dated February 2, 2006 and incorporated herein by reference.

     10-f Second Amended and Restated Stock Pledge  Agreement  dated February 2,
          2006 among GreenShift Corporation, Cornell Capital Partners, LP, Highgate House Funds, Ltd. and David Gonzalez, Esq- filed as an exhibit to the Company's Current Report on Form 8-K dated February 2, 2006 and incorporated herein by reference.

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

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES


Audit Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $35,875 for professional services rendered for the audit of our 2006 financial statements and review of the financial statements included in our 2006 10-KSB filings. For the year ended 2005, $17,000 was billed for services rendered.

Audit-Related Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $34,620 to the Company in 2006 and $0 in 2005 for services that are reasonably related to the performance of the audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $10,000 in 2006 and $2,000 to the Company in 2005 for professional services rendered for tax compliance, tax advice and tax planning.

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

GREENSHIFT CORPORATION

By:               /S/      KEVIN KREISLER
                  -----------------------
                           KEVIN KREISLER
                           Chairman and Chief Executive Officer
Date:                      April 18, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  /S/      KEVIN KREISLER
                  -----------------------
                           KEVIN KREISLER
                           Director, Chief Executive Officer
Date:                      April 18, 2006

                  /S/      JAMES GRAINER
                  ----------------------
                           JAMES GRAINER
                           Chief Financial Officer, Chief Accounting Officer
Date:                      April 18, 2006

                  /S/      KURT GORDON
                  ----------------------
                           KURT GORDON
                           Director
Date:                      April 18, 2006

                  /S/      DAVID WINSNESS
                  -----------------------
                           DAVID WINSNESS
                           Director
Date:                      April 18, 2006