Form 10QSB
period 2007-03-31
GREENSHIFT CORP
filed 2007-05-21
CIK 1102414

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X

The number of outstanding shares of common stock as of May 21, 2007 was 184,965,265.



Transitional Small Business Disclosure Format:  Yes       No  X
                                                    ---      ---


                                   CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

                                TABLE OF CONTENTS

                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheet - March 31, 2007 (unaudited)........................................4
                  Consolidated Statements of Operations - for the Three Months Ended
                     March 31, 2007 (unaudited) and 2006 (unaudited).............................................6
                  Consolidated Statements of Cash Flows - for the Three Months Ended
                    March 31, 2007 (unaudited) and 2006 (unaudited)..............................................7
                  Notes to Consolidated Financial Statements.....................................................9
Item 2.           Management's Discussion and Analysis or Plan of Operation.....................................25
Item 3.           Controls and Procedures.......................................................................35

Part II           Other Information
Item 1.           Legal Proceedings.............................................................................36
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...................................36
Item 3.           Defaults upon Senior Securities...............................................................36
Item 4.           Submission of Matters to a Vote of Security Holders...........................................36
Item 5.           Other Information ............................................................................36
Item 6.           Exhibits and Reports on Form 8K...............................................................36

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED FOR MARCH 31, 2007)


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)

  ASSETS

Current Assets:
   Cash ........................................................     $ 2,066,808
   Accounts Receivable, net ....................................       3,298,374
   Notes Receivable ............................................           1,298
   Accrued Interest, Dividends, and Fees Receivable ............          43,145
   Costs and Estimated Earnings in Excess
     of Billings on Uncompleted Contracts ......................         150,090
   Inventory ...................................................       5,460,557
   Prepaid Expenses and Other Current Assets ...................         527,172
                                                                     -----------
     Total Current Assets ......................................      11,547,444

Net Fixed Assets ...............................................       8,502,403

Other Assets:
   Investment in Unconsolidated Subsidiary at Cost .............       5,937,382
   Investment in Unconsolidated Subsidiary - Equity Method .....         303,078
   Project Development Costs ...................................         276,664
   Deferred Financing Fees .....................................       2,266,055
   Intangible Assets and License Agreements ....................      14,465,080
   Other Assets ................................................          25,025
   Net Noncurrent Assets of Discontinued Operations ............           7,500
   Deposits ....................................................         414,130
   Goodwill ....................................................      23,913,180
                                                                     -----------
     Total Other Assets ........................................      47,608,094

                                                                     -----------
TOTAL ASSETS ...................................................     $67,657,941
                                                                     ===========


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF MARCH 31, 2007
                             (UNAUDITED) (CONTINUED)

  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts Payable ...........................................    $  5,712,653
   Accrued Expenses ...........................................       3,243,516
   Due to Related Party .......................................         521,100
   Current portion of Convertible Debentures ..................       4,926,577
   Convertible Debentures - Related Party, Net of Discount ....       2,259,896
   Derivative Liability .......................................      13,028,582
   Notes payable and short term borrowings ....................      11,069,331
   Short-Term Borrowings - Related Party ......................         378,475
   Current Maturities of Long Term Debt .......................         217,071
   Current Portion of Liabilities Under Capital Lease .........           5,116
   Billings in Excess of Cost and Estimated
    Earnings on Uncompleted Contracts .........................          48,794
   Customer deposits ..........................................       3,997,000
   Liabilities of Discontinued Operations .....................         433,692
                                                                   ------------
     Total Current Liabilities ................................      45,841,803

   Loans Payable - Related Parties ............................         260,082
   Long Term Convertible Debenture, Net of Discount ...........      28,625,668
   Long Term Leases Payable ...................................          38,691
   Long Term Debt, Net of Current Maturities ..................       5,211,912
   Other long term liability ..................................         202,601
                                                                   ------------
     Total Long Term Liabilities ..............................      34,338,954

                                                                   ------------
TOTAL LIABILITIES .............................................      80,180,757

Minority Interest in Consolidated Subsidiary ..................       1,124,187

STOCKHOLDERS' DEFICIENCY

Preferred Stock,
  Series C, par $0.001, 1,000,000 authorized,
990,875 issued and outstanding ................................             991
Common Stock, Par $0.001, 200,000,000 authorized,
  140,507,851 issued and outstanding ..........................         140,507
Additional Paid-in-Capital ....................................      67,686,530
Accumulated Deficit ...........................................     (81,475,031)
                                                                   ------------
Total Stockholders' Deficiency ................................     (13,647,003)


                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ................    $ 67,657,941
                                                                   ============




                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)
                                                     -------------------------------
                                                         3/31/2007        3/31/2006
                                                     -------------------------------
Revenue ...........................................   $   4,039,941    $   4,178,668
Cost of Revenues ..................................       3,171,828        3,274,839
                                                      -------------    -------------

   Gross Profit ...................................         868,113          903,829

Operating Expenses:
     Selling Expenses .............................       1,305,892          972,943
     General and Administrative Expenses ..........       1,972,430        3,440,159
     Stock Based Compensation .....................       4,276,689             --
                                                      -------------    -------------
   Total Operating Expenses .......................       7,555,011        4,413,102
                                                      -------------    -------------

Operating (Loss) Income ...........................      (6,686,898)      (3,509,273)

   Other Income (Expense):
     Fees and other income ........................        (157,141)            --
     Other Expense (Income) from Settlements ......           2,279           19,260
     Change in Fair Value of Derivative Instruments      (2,411,737)         900,564
     Interest Expense .............................      (1,671,155)      (2,737,883)
     Amortization Expense, Intangible Assets ......        (518,288)        (135,806)
     Amortization of Debt Discount ................      (1,534,038)            --
     Miscellaneous Income (Expense) ...............            --              1,000
     Forgiveness of Interest and Finance Charges ..            --            119,240
     Gain/(loss) on equipment disposal ............            (600)          18,607
                                                      -------------    -------------
          Total Other Expense, Net ................      (6,290,680)      (1,815,018)
                                                      -------------    -------------

Loss before Provision for Income Taxes ............     (12,977,578)      (5,324,291)

Provision for Income Taxes ........................         (37,972)          (4,309)
                                                      -------------    -------------

Net (Loss) Income from Continuing Operations ......     (13,015,550)      (5,328,600)

Discontinued Operations:
Gain from discontinued operations .................            --            100,053
Gain on disposal of discontinued operations .......       2,494,946            6,000
                                                      -------------    -------------
   Total discontinued operations ..................       2,494,946          106,053

Net Loss before Minority Interest .................     (10,520,604)      (5,222,547)
                                                      -------------    -------------

     Minority Interest ............................            (355)         328,833
                                                      -------------    -------------

Net Loss ..........................................   $ (10,520,959)   $  (4,893,714)
                                                      =============    =============

Net Loss per Common Share, Basic and Diluted ......   $       (0.08)   $       (0.04)
                                                      =============    =============
Weighted Average Shares of Common Stock
Outstanding, Basic and Diluted ....................     128,480,300      108,785,938
                                                      =============    =============





                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

                                                                    Three months   Three months
                                                                       Ending        Ending
                                                                    March 31, 2007 March 31, 2006
                                                                   -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES

             Net cash used in operating activities ................   $  (593,904)   $(1,962,536)
                                                                      -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES

         Change in investments ....................................       (16,600)    (1,688,581)
         Long term investment .....................................       282,671           --
         Construction in progress .................................      (685,240)          --
         Project development costs ................................        (6,191)          --
         Issuance of note receivable ..............................       (73,877)    (1,811,450)
         Additions to and acquisition of PPE ......................      (655,486)        (1,587)
         Investment of intangible assets ..........................          --           (7,777)
        Net cash acquired from purchase of subsidiaries ...........     1,109,490
         Acquisition of technology license ........................          --          (50,000)
                                                                      -----------    -----------
             Net cash used in investing activities ................       (45,233)    (3,559,395)

CASH FLOWS FROM FINANCING ACTIVITIES

        Short term borrowings .....................................     (3,500.00)          --
        Loan due to affiliate .....................................       703,890        874,239
        Loan due from affiliate ...................................      (294,317)          --
        Advances from related parties, net ........................      (607,949)       349,437
        Convertible debenture .....................................          --         (462,048)
        Proceeds from convertible debenture, net of financing costs     1,000,000           --
        Net proceeds from short term borrowings - related party ...        65,261         39,754
        Repayments of short term borrowings .......................          --          (71,104)
        Loan due from related party ...............................       130,000        311,030
        Issuance of (repayment of) long term debt .................       (30,764)       (41,861)
        Issuance of notes payable .................................      (965,250)          --
        Proceeds from (repayment of) convertible debentures .......       224,577           --
        Proceeds from related party convertible debentures ........       250,000           --
        Repayments of lease payable ...............................        (2,235)          --
        Repayment of notes payable ................................        (5,275)     2,162,611
        Repayment of term financing ...............................          --          (25,000)
        Repayment of investment payable ...........................          --         (440,000)
        Redemption of preferred stock .............................            (9)          --
        Issuance of convertible debentures-related party ..........      (151,653)          --
        Deferred financing fees ...................................        73,343       (113,646)
        Proceeds from issuance of common stock ....................       313,695      2,989,083
                                                                      -----------    -----------
             Net cash provided by financing activities ............       699,814      5,572,495
                                                                      -----------    -----------


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

                                                                         Three months   Three months
                                                                            Ending         Ending
                                                                         March 31, 2007 March 31, 2006
                                                                        -----------------------------
Net increase in cash ......................................................   $   60,677   $   50,564

Cash at beginning of period ...............................................    2,006,131      708,489
                                                                              ----------   ----------
Cash at end of period .....................................................   $2,066,808   $  759,053
                                                                              ==========   ==========

Cash paid during the year for interest ...................................$        9,746   $   10,739

Supplemental statement of non-cash investing and and financing activities:

  Acquisition of equipment and/or vehicles with long term debt ............       32,829       43,527
  Acquisition of technology license .......................................      191,427         --
  Discounts on convertible debt ...........................................      954,603         --
  Beneficial conversion on convertible debt ...............................      221,208         --
  Issuance of common stock for acquisition in subsidiaries ................         --      2,192,016
  Acquisition of technology license .......................................         --        211,328
  Issuance of stock subscription ..........................................         --         75,000
  Issuance of stock options for services ..................................         --        300,000
  Conversion of debenture and accrued interest into common stock ..........         --        404,122
  Issuance of common stock for services ...................................         --        160,000
  Conversion of Series A Preferred stock to common stock ..................         --      3,000,000
  Cancellation of Series B Preferred stock ................................         --            252
  Conversion of convertible debentures and
     interest into Series C Preferred stock ...............................         --      1,150,369

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

2 - NATURE OF OPERATIONS

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

During  the  quarter  ended  March  31,  2007  the  Company's   operations  were
administered through the following companies:



Company                                                         Business Model
----------------------------------------------------- ------------------------------------------------

GS CleanTech Corporation (OTC Bulletin Board: GSCT)        Clean Technology and Process Engineering
----------------------------------------------------- ------------------------------------------------

GS Agrifuels Corporation (OTC Bulletin Board: GSGF)        Clean Fuels Production and Sales
----------------------------------------------------- ------------------------------------------------

GS Energy Corporation (OTC Bulletin Board: GSEG)           Clean Energy Equipment Production and Sales
----------------------------------------------------- ------------------------------------------------

GS Carbon Corporation (OTC Bulletin Board: GSCR)           Decarbonization Research and Development
----------------------------------------------------- ------------------------------------------------

3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $10,520,959 for the three months ended March 31, 2007. As of March 31, 2007 the Company's current liabilities exceeded current assets by $34,294,359 and it used cash in operations of $593,904. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

For the three month period ended March 31, 2007, the accompanying consolidated financial statements include all accounts of the Company and its subsidiaries. All significant intercompany balances and transactions were eliminated in consolidation.

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


 5 - FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of March 31, 2007:

Notes payable and short-term borrowings:

Note payable - Stillwater ..................................   $  5,094,000
Note payable - NextGen sellers .............................      4,029,437
Note payable - American State Bank .........................      1,800,000
Vendor composition plans ...................................          7,015
Loan payable-overdraft line ................................          1,300
Loan payable - Lakeland Bank ...............................         37,579
Note payable - Sustainable Sellers .........................        100,000
                                                               ------------
    Total notes payable and short term borrowings...........   $ 11,069,331

Current maturities of long-term debt:

Vehicle loans and other installment loans ...................      $156,806
Mortgages and other term notes ..............................        60,265
                                                                  ---------
    Total current maturities of long-term debt...............      $217,071
                                                                   ========

Current portion of convertible debentures:

Cornell Capital convertible debenture (July 2005) ...........   $   465,000
Cornell Capital convertible debenture (October 2005).........     1,010,000
Cornell Capital convertible debenture (February 2006)........     1,150,369
 Cornell Capital convertible debenture (April 2006) .........     1,900,000
 Cornell Capital convertible debenture (April 2006) .........     1,668,444
Convertible debenture - Candent Corporation .................     2,259,896
Convertible debenture - Kerns Manufacturing Corp ............       500,000
Convertible debenture - Kerns Manufacturing Corp ............     1,000,000
 Note discounts .............................................    (2,767,236)
                                                                -----------
    Total current portion of convertible debentures .........   $ 7,186,473
                                                                ===========

Long-term debt:

  Vehicle loan, net of current ...............................   $  263,811
 Note payable - Sustainable sellers ..........................    1,900,000
 Note payable - MT Dept of Agriculture .......................      124,052
 Note payable - First Community Bank .........................    1,381,733
Note payable - Great Northern Development ....................      300,000
  Note payable - Great Northern Development...................      724,162
 Note payable - Great Northern Development....................      140,857
 Mortgages payable and other term notes,
  net of current portion .....................................      377,297
                                                                 ----------
   Total long term debt ......................................   $5,211,912
                                                                 ==========

Convertible debentures, non-current:

Cornell Capital convertible debenture (April 2006) .........   $  4,400,000
Cornell Capital convertible debenture (February 2006) ......      1,949,631
Cornell Capital convertible debenture (March 2006) .........      1,145,719
Cornell Capital convertible debenture (February 2007) ......      1,125,000
Cornell Capital convertible debenture (June 2006) ..........      5,500,000
 Cornell Capital convertible debenture (October 2006) ......     13,000,000
Sustainable Systems, Inc. convertible debenture (March 2007)      3,552,005
Sustainable Systems, Inc. convertible debenture (March 2007)      3,552,013
  Note Discounts ...........................................     (5,598,700)
                                                               ------------
Total convertible debentures, non-current ..................   $ 28,625,668
                                                               ============

The convertible debentures noted above are convertible into the common stock of the following companies:

 Greenshift .................................................   $ 4,885,265
                                                                ===========
 GS Cleantech...............................................    $ 9,468,444
                                                                ===========
 GS Agrifuels................................................   $27,553,649
                                                                ===========
 GS Carbon ..................................................   $ 2,270,719
                                                                ===========


The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of March 31, 2007 and the Company's ability to meet such obligations:

      Year                                                        Amount
     2007                                                       $18,890,621
     2008                                                         8,039,835
     2009                                                        30,782,323
     2010                                                           809,653
     2011 and thereafter                                          2,258,066
                                                                  ---------
     Total minimum payments due under current
      and long-term obligations                                 $60,780,498
                                                                -----------


SERENTY CAPITAL


In February 2006 GS CleanTech issued a $500,000 convertible debenture to Serenity Capital, LLC ("Serenity") in exchange for Serenity's assumption of $500,000 in debt. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of GS CleanTech common stock prior to the date of conversion. A note discount of $500,000 and a derivative liability of $1,672,500 were recorded at the assumption date. During the year 2006 Serenity effected conversions totaling $288,477 into a total of 14,423,880 shares of GS CleanTech common stock. During the year ended 2006 interest expense from accretion of the debt discount was $464,465 and the gain on the fair market value of the derivative liability was $1,401,372. As of December 31, 2006, the principal amount due on the debenture was $211,523. During the three months ended March 31, 2007, interest expense from accretion of the debt discount was $35,535 and gain on the fair market value of the derivative liability was $271,128. In March 2007, the remaining principal on the debenture was converted into 10,576,120 shares of Common Stock.

CYRUS CAPITAL

In February 2006 GS CleanTech issued a $500,000 convertible debenture to Cyrus Capital, LLC ("Cyrus") in exchange for Cyrus's assumption of $500,000 in debt. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of GS CleanTech common stock prior to the date of conversion A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. During the year 2006, Cyrus effected conversions totaling $400,000 into a total of 20,000,000 shares of GS CleanTech common stock. As of December 31, 2006, principal amount due on the debenture was $100,000. Interest is accrued at a rate of 5% on the principal balance. As of December 31, 2006, $4,644 of interest is accrued on this debenture. During the three months ended March 31, 2007, interest expense from accretion of the debt discount was $31,350 and gain on the fair market value of the derivative liability was $128,188. In March 2007, the remaining principal on the debenture was converted into 5,000,000 shares of Common Stock. Cyrus is owned by a family member of the Company's chairman.

TRANSACTIONS WITH KERNS MANUFACTURING

On February 28, 2007 GS CleanTech entered into a Stipulation of Settlement to settle the lawsuit titled "Kerns Manufacturing Corp. v. Veridium Corporation and KBF Pollution Management, Inc., which was pending in the Supreme Court of the State of New York (County of Queens, Index No. 19788/03). Pursuant to the Stipulation, GS CleanTech issued to Kerns Manufacturing Corp. (a) a Convertible Debenture in the principal amount of $500,000 that is due on March 31, 2007 and
(b) a Convertible Debenture in the principal amount of $1,000,000 that is due on June 30, 2007. Each Debenture may be converted by its holder into common stock of GS CleanTech at a price equal to 90% of the average of the last trade prices for the common stock during the five days preceding conversion. The total shares issued upon conversion, however, may not, when added to other GS CleanTech shares beneficially owned by the holder, total more that 4.99% of the outstanding GS CleanTech common stock.

The Stipulation provides that upon satisfaction of all obligations under the Stipulation, the parties will exchange mutual general releases. If, however, GS CleanTech defaults in satisfying the $500,000 Debenture, then Kerns Manufacturing Corp. may cause the action to be restored to the trial calendar of the New York Supreme Court.

Kerns $0.5 Million Convertible Debenture

A note discount of $290,347 and a derivative liability of $290,347 were recorded at the assumption date. During the three months ended March 31, 2007, interest expense from accretion of the debt discount was $290,347 and loss on the fair market value of the derivative liability was $300,253. As of March 31, 2007, the principal balance on this debenture was $500,000.

Kerns $1.0 Million Convertible Debenture

A note discount of $580,694 and a derivative liability of $580,694 were recorded at the assumption date. During the three months ended March 31, 2007, interest expense from accretion of the debt discount was $145,173 and loss on the fair market value of the derivative liability was $600,469. As of March 31, 2007, the principal balance on this debenture was $1,000,000.

CONVERTIBLE DEBENTURE - SEAWAY VALLEY FUND

On December 28, 2006, GS Agrifuels issued to Seaway Valley Fund, LLC a Convertible Debenture due December 28, 2008 with a face amount of $250,000 for monies ultimately received in January 2007 by GS Agrifuels from Seaway Valley in the amount of $250,000. The terms of the Convertible Debenture are the following: (i) an interest rate of eight percent (8%) payable, at the option of Seaway Valley, in cash or registered common stock in GS AgriFuels Corporation or any combination thereof; (ii) shall become due and be payable monthly commencing March 31, 2007, unless otherwise waived or deferred by Seaway Valley; (iii) payment in full or in part of principal plus accrued but unpaid interest shall be made only upon demand by Seaway Valley commencing April 31, 2007; (iv) any unpaid balance, at the option of Seaway Valley, shall become immediately due and payable without notice or demand in the event of default, and (v) any accrued and unpaid interest shall be convertible upon demand of Seaway Valley into registered shares of common stock equal to the lower of: (a) $3.00 per share; or
(b) the lowest convertible debenture conversion price, preferred, common or any other class of stock or convertible security issuance price, or warrant or option issuance price, issued from December 28, 2006 until the time of conversion(s); or (c) 100% of the closing market price as of the date hereof provided that any such conversion price shall not trigger a lowering of the conversion price of any convertible debenture(s) outstanding at December 28, 2006. As of the date of this filing, Seaway Valley has received neither cash re-payments of principal or cash payments of interest, nor has he exercised his right to convert any obligations in GS AgriFuels common stock. For the three months ending March 31, 2007, interest expense of $3,616 for this obligation was incurred and accrued.

DEMAND NOTE:  STILLWATER ASSET-BASED FUND, LP

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels which was formed to facilitate the acquisition of NextGen Fuel Inc., completed a sale of securities to Stillwater Asset-Based Fund, LP pursuant to a Securities Purchase Agreement dated as of October 27, 2006. The Agreement called for Stillwater to purchase a Term Note in the principal amount of $6 million. The Term Note was purchased by Stillwater on October 31, 2006, and in conjunction with the financing NextGen Acquisition paid an origination fee of $75,000, prepaid interest of $300,000, legal fees of $35,225, and received net proceeds of $5,589,775. NextGen Acquisition used $4,879,236 of the proceeds to acquire NextGen Fuel, Inc., made a loan totaling $568,958 to Warnecke Design Service, Inc. (a subsidiary of GS Energy, who is also owned by the Company's parent, GreenShift Corporation), and repaid GreenShift $141,580 for amounts paid by GreenShift in connection with the NextGen Fuel, Inc. Acquisition. The Term Note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest are due beginning February 1, 2007, with a monthly principal amount of at least $300,000 and additional principal payments made as a percentage of cash receipts of NextGen Fuel, Inc. All amounts of principal and interest not previously satisfied will be due on December 31, 2007. The obligations of NextGen Acquisition Inc. under the Term Note have been guaranteed by GS
AgriFuels and by the following affiliates: GreenShift Corporation, GS Energy Corporation, GS CleanTech Corporation, NextGen Fuel Inc., Warnecke Design Services, Inc. and Warnecke Rentals, LLC (the "Guarantors"). Each of the Guarantors has pledged its assets to secure its guaranty. For the three months ending March 31, 2007, interest expense of $290,225 for this obligation was incurred of which $89,012 was accrued.

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

NOTE PAYABLE - SUSTAINABLE SYSTEMS SELLERS

On March 6, 2007, GS AgriFuels purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. Sustainable owns an oilseed crushing facility in Culbertson, Montana, and is in the business of producing and selling high oleic safflower, sunflower, and canola and other high value vegetable oils. The purchase price was $12.6 million of which $100,000 was payable at closing, a note was issued for $1.9 million and two $3.55 million debentures were issued to the selling shareholders totaling $9,004,018. The $1.9 million note is due upon the completion and commissioning of Sustainable's current plant expansion which is expected to be completed in the first quarter of 2008 and accrues interest at 5% per annum to be paid on a pro-rated basis at maturity. For the three months ending March 31, 2007, interest expense of $6,506 for this obligation was incurred and accrued.

CONVERTIBLE DEBENTURES - SUSTAINABLE SYSTEMS SELLERS

On March 26, 2007, GS AgriFuels acquired about 85% of the outstanding capital stock of Sustainable Systems, Inc. for a total purchase price of $12.6 million. Sustainable owns an oilseed crushing facility in Culbertson, Montana, and is in the business of producing and selling high oleic safflower, sunflower, and canola and other high value vegetable oils. The Company issued convertible debentures at the closing for $3.55 million due on the first anniversary of the closing and another $3.55 million due on the second anniversary of the closing. The debentures accrue interest at 5% per annum and are to be paid on a pro-rated basis on each relevant maturity date. The convertible debentures are convertible into the Company's common stock at the option of the holder any time after each of their respective maturity dates at a rate equal to the volume weighted average price of the common stock for the 20 trading days prior to any such date of conversion with a minimum conversion price of $4.50. If at the time of conversion the market price for GS AgriFuels common stock is less than $4.50, an additional amount will be due equal to (a $4.50 minus the stock price multiplied by (b) the number of shares due on conversion. The convertible debentures may be redeemed with cash by the Company at any time prior to conversion by the holder without penalty. The Company's obligations under the Note and the convertible debentures are secured by the Company's Sustainable common stock holdings. For the three months ending March 31, 2007, interest expense of $24,329 for these obligations was incurred and accrued.

INVENTORY FINANCING - SUSTAINABLE SYSTEMS

On February 5, 2007, Sustainable Systems, Inc., prior to becoming a subsidiary of GS Agrifuels, entered into an inventory financing agreement for $1,800,000 with American State Bank. The Agreement allows American State Bank a security interest in all inventory and any accounts acquired after the agreement was signed. The Agreement accrues interest at a rate of 10% per annum. Monthly payments consist only of interest as of March 31, 2007 and Sustainable will start making payments toward the principal in May 2007. All amounts of principal and interest remaining will be due on September 1, 2007. For the three months ending March 31, 2007, interest expense of $22,764 for these obligations was incurred of which $15,288 was accrued.

NOTE PAYABLE - SUSTAINABLE SYSTEMS

On September 25, 1998, Sustainable Systems, Inc., prior to becoming a subsidiary of GS Agrifuels, signed a note payable for $1,381,733 with First Community Bank. The note is secured by an interest in all the assets of Sustainable including the accounts receivable. The note accrues interest at a rate of 7.68% per annum. Monthly payments consist of principal and interest and a final payment will be due on September 25, 2013.

NOTES PAYABLE - SUSTAINABLE SYSTEMS

Sustainable Systems has various notes payable with two other lenders. Sustainable has signed three notes payable with the Montana Department of Agriculture totaling $124,052. All notes accrue interest at the rate of 3% per annum with payments of principal and interest beginning March 6, 2011. The notes are secured by an interest in various equipment including eleven pumps and a solvent recovery system. For the three months ending March 31, 2007, interest expense of $918 for these obligations was incurred and accrued

Sustainable has signed four notes with Great Northern Development totaling $1,165,019. Three of the notes totaling $440,857 accrue interest at the rate of 6% per annum. The payment terms for the notes are as follows: the $11,301 and $129,556 notes are to be paid off with 180 monthly payments beginning December 15, 2005 with a maturity date of November 15, 2020 and the $300,000 note is to be paid off with 120 monthly payments beginning March 15, 2006 with a maturity date of February 15, 2016. The fourth note for $724,162 accrues interest at the rate of 5% per annum with payments of principal only thru November 2007 and principal and interests payments until the maturity date of November

15, 2010. For the three months ending March 31, 2007, interest expense of $29,364 for these obligations was incurred and accrued.

CORNELL CAPITAL CONVERTIBLE DEBENTURES - GS CARBON

On March 23, 2006, GS Carbon entered into a Securities Purchase Agreement (the "Agreement"), with Cornell Capital Partners, LP, ("Cornell"), and Highgate
(Cornell and Highgate collectively, "Buyers"). In connection with this Agreement, Highgate converted old debentures for conversion into new 10% Secured Convertible Debentures amounting to $1,062,329 (including accrued interest of $62,329) and Cornell purchased additional secured convertible debentures amounting to $150,000 for the total purchase price of $1,212,329 (the "Purchase Price"). The debentures are due on March 23, 2009. In connection with the Agreement, GS Carbon paid Yorkville Advisors LLC a fee equal to $15,000 and a structuring fee to Yorkville Advisors LLC of $5,000 from the proceeds of the Closing. Accordingly, GS Carbon received net proceeds of $130,000.

Each of the 10% Secured Convertible Debentures provides for interest in the amount of 10% per annum and are convertible at the lesser of $0.015 or 85% of the lowest closing bid price of GS Carbon's common stock during the 10 trading days immediately preceding the conversion date.

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

In connection with this Agreement, GS Carbon issued to the Buyer warrants to purchase 1,636,000 shares of GS Carbon's Common Stock (the "Warrants") in such amounts as set forth on below.


                                              Exercise price
 Number of warrants                            per share
 -------------------                          --------------
   400,000                                          $2.50
   660,000                                          $0.875
   576,000                                          $1.00
 ----------
 1,636,000
 ==========

In order to secure its obligations under the secured convertible debenture and related documents, GS Carbon has granted the debenture holders a security interest in all of its assets and property, and GS Carbon has pledged 1,000,000 shares of its common stock. A certificate representing the pledged shares together with a stock power has been deposited in escrow with a third party. If GS Carbon should default under the Securities Purchase Agreement, 10% convertible secured debentures or the related transactional documents, Highgate is entitled to voting, dividend and other rights over these pledged shares, and may take possession of and sell the pledged shares to satisfy GS Carbon's obligations to the debenture holders. A foreclosure by Highgate of the pledged shares could result in a change of control of GS Carbon. Upon the satisfaction or conversion of the secured convertible debentures, the pledged shares will be returned to GS Carbon for cancellation and return to its treasury.

Under the terms of the Securities Purchase Agreement, secured convertible debentures and warrants, no conversion of the debentures or exercise of the warrants may occur if a conversion or exercise would result in Highgate and any of its affiliates beneficially owning more than 4.99% of GS Carbon's outstanding common shares following such conversion or exercise. Highgate may waive this provision upon 65 days prior notice to GS Carbon.

GS Carbon determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. GS Carbon believes that the aforementioned embedded derivatives and freestanding warrants meet the criteria of SFAS 133 and EITF 00-19, and should be accounted for as separate derivatives with a corresponding value recorded as liability. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the debentures. Such discount will be accreted from the date of issuance to the maturity date of the debentures. The change in the fair value of the liability for derivative contracts will be credited to other income/ (expense) in the consolidated statements of operations. The $1,212,329 face amount of the debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this debenture resulted in an initial debt discount of $1,192,329 and an initial loss on the valuation of derivative liabilities of $262,219. At March 31, 2007 the conversion derivative liability on the Highgate debt calculated using the Black-Scholes model was $2,536,931. For the three months ended March 31, 2007 the unrealized loss on the conversion derivative on the Highgate date was $1,062,104.

As a result of GS Carbon's meeting the requirements of SFAS 133, all of GS Carbon's previously issued and outstanding instruments, which included 4,000,000 warrants exercisable at $.001 per share, have been classified as derivative liabilities. The aggregate of 413,000,000 warrants, which expire five years after issuance, were assigned an initial value of $1,597,189. At March 31, 2007 the warrant derivative liability calculated using the Black-Scholes model was $50,397. For the three months ended March 31, 2007 the unrealized gain on the derivative created by the warrants was $147,797.

On February 26, 2007, GS Carbon entered into a Securities Purchase Agreement (the "February 2007 CCP Agreement"), with Cornell Capital Partners, LP. ("Cornell"). In connection with the February 2007 CCP Agreement, Cornell purchased secured convertible debentures amounting to $1,125,000 due on February 26, 2009.

The February 26, 2007 Cornell debentures provide for interest in the amount of 10% per annum and are convertible at the lesser of $0.05 or 90% of the lowest closing bid price of GS Carbon's common stock during the 30 trading days immediately preceding the conversion date. Cornell will be entitled to convert the February 26, 2007 debenture on the basis of the conversion price into GS Carbon's common stock, provided that Cornell cannot convert into shares that would cause Cornell to own more 4.9% of GS Carbon's outstanding common stock.

GS Carbon at its option shall have the right, with three (3) business days advance written notice (the "Redemption Notice"), to redeem a portion or all amounts outstanding under the 10% Secured Debenture prior to the Maturity Date provided that the Closing Bid Price of GS Carbon's common stock, as reported by Bloomberg, LP, is less than the Fixed Conversion Price at the time of the Redemption Notice. GS Carbon shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount").

In connection with the February 2007 CCP Agreement, GS Carbon paid Yorkville Advisors, LLP a fee equal to $100,000 and a structuring fee of $25,000 from the proceeds of the closing. Accordingly, GS Carbon received net proceeds of $1,000,000. These fees were treated as a deferred financing fees and beginning on February 27, 2007 are being amortized over the term of the loan. GS Carbon used $900,000 of the proceeds from the Cornell Debenture to repay loans payable to GreenShift Corporation and GS Ethanol Technologies.

In addition GS Carbon issued to Cornell a warrant to purchase 50,000,000 shares of GS Carbon's common stock at $0.03 a share. The value of the warrant was calculated to be $712,125 at the time of the issuance using the guidance found in APB Opinion 14, "Accounting for Convertible Debt and Debt issued with Detachable Stock Purchase Warrants" and was recorded as a discount. The discount is amortized to interest expense using the effective interest method of amortization. The freestanding warrant met the criteria of SFAS 133 and should be accounted for as a derivative. Therefore the offset to the $712,125 discount on the debt was a derivative liability. At March 31, 2007 the fair value of the warrant derivative liability created by the warrant to purchase 50,000,000 shares of common stock calculated using the Black-Scholes model was $1,940,000. For the three months ended March 31, 2007 the unrealized loss on the derivative instruments created by this warrants was $1,227,875.

GS Carbon determined that the conversion feature of the convertible debenture represents an embedded derivative since the debenture is convertible into a variable number of shares upon conversion. Accordingly, the convertible debenture is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. Accordingly, on February 27, 2007 the fair value of the embedded derivative of $242,478 calculated using the
Black-Scholes model has been recorded as a liability on the condensed consolidated balance sheet with a corresponding amount recorded as a discount to the debenture. The discount is amortized to interest expense using the effective interest method of amortization.

At March 31, 2007 the fair value of the conversion derivative liability created by this debenture calculated using the Black-Scholes model was $76,423. For the three months ended March 31, 2007 the unrealized gain on the derivative instrument created by this debenture was $166,055.

GS Carbon determined that the conversion terms of the convertible debenture created a beneficial conversion at the commitment date. GS Carbon followed the guidance in EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, "Application of Issue No.98-5 to Certain Convertible Instruments", and determined that an interest expense of approximately $221,000 should be recorded based on the beneficial conversion.

CORNELL CAPITAL CONVERTIBLE DEBENTURES - GS AGRIFUELS

On June 7, 2006, GS AgriFuels entered into a Securities Purchase Agreement with Cornell Capital Partners LP ("Cornell") under which Cornell committed to purchase $22,000,000 in Secured Convertible Debentures. The first Debenture, in the principal amount of $5,500,000 was purchased by Cornell on June 7, 2006, for which the company paid $600,000 in financing and structuring fees and received cash proceeds of $4,900,000. The Securities Purchase Agreement was amended on October 30, 2006 to provide for only the one $5,500,000 debenture, with certain modifications (see below) Under the terms of the Securities Purchase Agreement (as amended on October 30, 2006), the Debenture carries an interest rate of 10%, and principal and interest on the Debenture, which are due at the maturity date of June 7, 2009, may be converted into common stock by Cornell Capital Partners at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. If the bid price of company stock falls below the conversion price, GS AgriFuels has the right to satisfy the redemption obligation by paying cash equal to 120% of the principal redeemed, The Debentures are secured by a pledge of all of GS AgriFuels' assets, including the capital stock of its subsidiaries: Mean Green BioFuels, Inc., Mean Green Biodiesel #1, Inc., Mean Green Biodiesel #2, Inc., and Mean Green Biodiesel #3, Inc. GS AgriFuels has agreed to file a registration statement with the Securities and Exchange Commission to enable Cornell to resell to the public any shares of GS AgriFuels common stock it acquires on conversion of the Debenture or exercise of the Warrant. The registration rights agreement with Cornell Capital entitles Cornell to liquidated damages for failure to register, and Cornell has waived any liquidated damages due for failure to register. This is a one time waiver and Cornell retains its rights under the agreement for future periods. For the three months ended March 31, 2007, interest expense of $135,616 for this obligation was incurred and accrued.

Pursuant to the terms of the agreement, GS AgriFuels issued 1,125,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $.001 per share to Cornell Capital Partners. The options were issued to Cornell Capital Partners in conjunction with the Company's June 7, 2006 issuance of convertible debentures. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded the $30,375 value of the warrants as a discount to the note, and the note discount is being amortized over the term of the debenture. Interest expense from the amortization of the note discount was $2,497 for the three months ended March 31, 2007.

In conjunction with the May 2006 Share Purchase Agreement with GreenShift, GS AgriFuels assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631. The Debenture carries an annual interest rate of 10%, and principal and interest on the Debenture, which are due at the maturity date of June 7, 2009, may be converted into common stock by Cornell Capital Partners at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. For the three months ended March 31, 2007, interest expense of $48,073 for this obligation was incurred and accrued.

On October 30, 2006 GS AgriFuels completed a sale of securities to Cornell Capital Partners, LP pursuant to a Securities Purchase Agreement dated as of October 30, 2006. The Agreement called for Cornell to purchase a Secured Convertible Debenture in the principal amount of $13 million. In conjunction with this financing, the Company paid a financing fee of $1,300,000, a structuring fee of $50,000, legal fees of $15,000, and received net proceeds of $11,635,000 that were used for the acquisition of NextGen Fuel, Inc. The Secured Convertible Debenture will mature on October 30, 2009. Interest will accrue on the Debenture at the rate of 10% per annum and will be payable on the maturity date. If the market price of GS AgriFuels common stock is less than the conversion price, GS AgriFuels can redeem the Debenture for 120% of its principal amount. Cornell will be entitled to convert the accrued interest and principal amount of the Debenture into GS AgriFuels common stock at a conversion price of $3.00 (or any lower price at which GS AgriFuels hereafter issues common stock to any third party). The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. In consideration of Cornell's investment in the October 30, 2006 Debenture, GS AgriFuels issued to Cornell a five year Warrant to purchase 540,000 common shares. The exercise price is $.001 or any lower price at which GS AgriFuels hereafter issues common stock to any third party. GS AgriFuels has also agreed to file a registration statement with the Securities and Exchange Commission to enable Cornell to resell to the public any shares of GS AgriFuels common stock it acquires on conversion of the Debentures or exercise of the Warrant. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded the $1,079,460 value of the warrants as a discount to the note, and the note discount is being amortized over the term of the debenture. For the three months March 31, 2007, interest expense from the amortization of the note discount was $88,723. For the three months ended March 31, 2007, interest expense of $320,548 for this obligation was incurred and accrued.

Commencing on February 1, 2007, Cornell was entitled to convert into common stock up to $500,000 of the principal amount of the Debentures (including the $5,500,000 Debenture sold to Cornell on June 6, 2006) during any calendar month at a conversion price equal to 90% of the lowest daily Volume Weighted Average Price during the thirty trading days preceding conversion. However, GS AgriFuels may opt to redeem the portion of the Debentures offered for conversion in this manner by paying 120% of the amount converted. Cornell has not converted any portion of the Debentures into stock as of March 31, 2007.

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

6 - DERIVATIVES

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion features associated with the convertible debentures are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. As of March 31, 2007 the change in the fair value of the derivative resulted in an accounting loss of $2,411,737. Amortization of the debt discount totaled $1,495,383 for the three months ended March 31, 2007. The unamortized portion of the debt discount related to the derivatives was $4,534,914 at March 31, 2007. As of March 31, 2007, the fair value of the derivative liabilities was $13,028,582.

7 - TECHNOLOGY LICENSES

On January 14, 2006, GS Carbon's subsidiary, General Ultrasonics Corporation, acquired 70% of H2 Energy Solutions, Inc. H2 Energy owned the rights to certain patented ultrasonics technologies used in the reformation of synthetic fuels. The purchase price of $261,328 was paid $50,000 in cash and current liabilities of $211,328 were assumed. H2 Energy subsequently ceased operations. The technology is under development by General Ultrasonics and the entire purchase price of $261,328 was assigned to technology license. The technology use agreement between H2 energy and the technology owner is for a term of ten years and requires certain minimum royalties for the Company to maintain its exclusive use.

On February 26, 2007, GCC acquired patent-pending technologies involving carbon aerogel composites (United States Patent Application Nos. 10/327,300, 10/695,214, 10/800,993, 10/840,544, and 10/198,095) (the "GCC Technologies") and
several executory contracts pertaining to the GCC Technologies in return for $191,427 in debt. Among these contracts is a contract with United Technologies Corporation for work to be performed in cooperation with the U.S. Department of Energy.

Technology licenses consist of the following at March 31, 2007:

Technology licenses                            $452,755
Less: Accumulated amortization                   34,261
                                                 ------
Technology licenses, net                       $418,494
                                               ========

Amortization expense related to the technology license was $8,128 and $6,533 for the three months ended March 31, 2007 and the period of inception (January 14, 2006) to March 31, 2006, respectively. The estimated aggregate amortization expense for the next five years is estimated to be approximately $45,000 for each year.

8 - INVESTMENTS

INVESTMENT IN SUSTAINABLE SYSTEMS UNDER FINANCING AGREEMENT

On September 13, 2006, GS AgriFuels, Inc. entered into a financing agreement with Sustainable Systems, LLC whereby AgriFuels would invest a total of $3,000,000 into the company for a 15% stake in the company. As of March 6, 2007, we had acquired an approximately 15% interest through advances of $2,000,000, accounted for under the cost method. On March 6, 2007, GS AgriFuels acquired the remaining additional 85% of the outstanding capital stock for $12.6 million making Sustainable a wholly-owned subsidiary of the Company.

INVESTMENT IN ZEROPOINT CLEAN TECHNOLOGIES, INC.

In August 2006, GS Agrifuels entered into a Series A Preferred Stock Purchase Agreement with ZeroPoint Clean Tech, Inc. under which GS Agrifuels agreed to purchase 113,800 shares of Series A Preferred Stock, representing approximately 10% of the capital stock of ZeroPoint, at a purchase price of $21.98 per share. In conjunction with the Agreement, ZeroPoint Clean Tech, Inc. also issued to GS Agrifuels 56,900 five year warrants to purchase ZeroPoint Clean Tech, Inc. common stock that are exercisable at $32.97 per share.

9 - GOVERNMENT GRANTS

On September 28, 2006, Sustainable Systems, prior to becoming a subsidiary of GS Agrifuels, was awarded a $700,000 a Workforce Innovation in Regional Economic Development (WIRED) grant from the Montana Department of Commerce (MDOC). This grant reimburses the Company for expenses related to training employees in gaining skills and competencies needed to obtain or upgrade employment skills in high growth industries or economic sectors. The Company is required to provide to the MDOC detailed documentation regarding the projected training costs, a hiring and training plan as well as a commitment to provide the resources necessary for the completion of the training project. Sustainable received $76,960 in grant income during the three months ending March 31, 2007. The grant is contingent upon the Company submitting evidence of the commitment to the project within six months of the award, providing periodic project progress reports detailing the status of the project, percentage completion, costs incurred, as well as an evaluation by the MDOC a year from the contract date.

10 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at March 31, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of March 31, 2007, no interest related to uncertain tax positions had been accrued.

11 - SEGMENT INFORMATION

GreenShift currently operates five business segments: Corporate, Clean Technology Services, Clean Fuel Production and Sales, Clean Energy Manufacturing and Sales, and Other Segments. Summarized financial information about each segment is as follows:

For the three months ended 3/31/2007:

Revenue   Corporate        CleanTech        CleanFuel         CleanEnergy       Other              Total
-----------------------------------------------------------------------------------------------------------
2007   $        --      $   3,196,086    $     418,138    $     358,597    $      67,120    $   4,039,941
2006   $        --      $   3,174,925    $        --      $   1,003,743    $        --      $   4,178,668

Net Loss
2007   $  (1,453,128)   $  (4,856,581)   $  (4,053,768)   $    (157,482)   $        --      $ (10,520,959)
2006   $    (283,851)   $  (3,864,955)   $     (39,754)   $    (705,154)   $        --      $  (4,893,714)

Total Assets
2007   $     301,537    $  17,843,809    $  47,328,442    $   2,750,791    $    (566,328)   $   67,657,941

12 - ACQUISITIONS

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

GS AGRIFUELS CORPORATION (F/K/A HUGO INTERNATIONAL TELECOM, INC.)

On January 16, 2007, GS Agrifuels executed an agreement with Fulton Biodiesel, LLC, a subsidiary of Homeland Energy Biofuels, LLC ("Homeland Energy") to form GS Fulton Biodiesel LLC ("GS Fulton Biodiesel"). The agreement calls for GS Agrifuels to own 80% of this company and the construction of a ten million gallon per year biodiesel plant in Fulton, New York which will be the first commercial-scale facility in New York. GS Fulton Biodiesel and NextGen Fuel, Inc. are party to a settlement and services agreement that requires the payment of $660,000 to an engineering and design firm for technical services to be provided for the construction of the facility. As of December 31, 2006 NextGen Fuel, Inc. deposited $220,000 into an escrow account under the terms of this agreement. The engineering and design firm subsequently refused to accept payment and disputes certain provisions of the settlement and services agreement and the escrow was returned.

On March 6, 2007, GS Agrifuels completed the acquisition of the remaining approximately 85% of the outstanding capital stock of Sustainable Systems, Inc (prior to the acquisition, the Company had invested $2,000,000 in Sustainable Systems which had been accounted for under the cost method and represented approximately 15% of the outstanding stock). The total negotiated purchase price of $12,657,093 paid $100,000 in cash and notes payable issued to the sellers for $1,900,000, convertible debenture issued to the sellers for $7,104,018 as well as $3,553,075 in GS Agrifuels' common stock at an agreed upon fair value of $4.50 per share. The $1.9 million note is due upon the completion and commissioning of Sustainable's current plant expansion. The two $3.55 million debentures are due on the first anniversary of the closing and the second anniversary of the closing, respectively. GS Agrifuels has engaged a third party valuation expert who is in the process of determining the purchase price allocation. The excess of the purchase price over the net assets has been recorded in Goodwill in the amount of $13,159,626 until the identifiable intangibles can be valued. GS Agrifuels' results of operations for the period include the results of operations of Sustainable Systems from March 6, 2007 through March 31, 2007.

GS Agrifuels is party to a Development Services Agreement with Mean Green Biodiesel of Georgia, LLC (f/k/a Cantrell Winsness Technologies, LLC) that includes assignment of rights in and to GS Agrifuels's planned biodiesel project in Memphis, Tennessee. The terms of this agreement include reimbursement by Mean Green Biodiesel of Georgia, LLC of expenses incurred by GS Agrifuels both prior and subsequent to the execution of the Development Services Agreement, the retention of 9% equity ownership stake by GS Agrifuels in first ten million gallon per year facility developed for Mean Green Biodiesel of Tennessee, LLC at the site, and the purchase of one ten million gallon per year biodiesel system from NextGen Fuel, Inc. Mean Green Biodiesel of Georgia, LLC is owned by a former consultant to GS Agrifuels. GS Agrifuels may decide to co-locate a wholly- or majority-owned biodiesel production facility at the Memphis site.

On March 19, 2007, GS EnviroServices, Inc. and its wholly owned subsidiaries, Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a/ Jones Environmental Services (NE) Inc.) entered into an Agreement and Plan of Merger and Reorganization ("Merger") with TDS (Telemedicine), a publicly held corporation. 19,000,000 shares the Company's common stock was issued to GS CleanTech in exchange for the purchase of the GS EnviroServices and its subsidiaries.

Prior to the merger, the shareholders of TDS (Telemedicine), Inc. retained 4,000,000 shares of common stock in the public company.

The above transaction has been accounted for as a reverse merger (recapitalization) with GS EnviroServices, Inc. being deemed the accounting acquirer and TDS (Telemedicine) Inc. being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of GS EnviroServices, Inc. (March 19, 2007, its date of inception) as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to additional paid in capital. The basis of the assets and liabilities of GS EnviroServices, Inc. and subsidiaries, the accounting acquirer, has been carried over in the recapitalization.

MERGER AND REINCORPORATION

The Board has approved the reincorporation of tds (Telemedicine) Inc. by changing its state of incorporation from New York to Delaware, which will be effected pursuant to the Merger Agreement. Under the Merger Agreement, the Corporation will be merged with and into its subsidiary, GS EnviroServices, Inc., a Delaware Corporation. GS EnviroServices was recently acquired by tds (Telemedicine), Inc., and is the holding company for all of the business operations of tds (Telemedicine). Upon the effectiveness of the Reincorporation, the New York Corporation will cease to exist and Delaware Corporation will continue to operate the New York Corporation's business under the name "GS EnviroServices, Inc." (see ITEM 4. Submission of Matters to a Vote of Security Holders).

13 - RELATED PARTY TRANSACTIONS

LOAN TO GS AGRIFUELS FROM SEAWAY VALLEY FUND

On December 28, 2006, GS Agrifuels issued to Seaway Valley Fund, LLC, a Convertible Debenture due December 28, 2008 with a face amount of $250,000 for monies ultimately received by GS Agrifuels in January 2007 from Seaway Valley in the amount of $250,000. The terms of the Convertible Debenture are the following: (i) an interest rate of eight percent (8%) payable, at the option of Seaway Valley, in cash or registered common stock in GS Agrifuels Corporation or any combination thereof; (ii) shall become due and be payable monthly commencing March 31, 2007, unless otherwise waived or deferred by Seaway Valley (iii) payment in full or in part of principal plus accrued but unpaid interest shall be made only upon demand by Seaway Valley commencing April 30, 2007; (iv) any unpaid balance, at the option of Seaway Valley, shall become immediately due and payable without notice or demand in the event of default, and (v) any accrued and unpaid interest shall be convertible upon demand of Seaway Valley into registered shares of common stock equal to the lower of: (a) $3.00 per share; or
(b) the lowest convertible debenture conversion price, preferred, common or any other class of stock or convertible security issuance price, or warrant or option issuance price, issued from December 28, 2006 until the time of conversion(s); or (c) 100% of the closing market price as of the date hereof provided that any such conversion price shall not trigger a lowering of the conversion price of any convertible debenture(s) outstanding at December 28, 2006. As of the date of this filing, Seaway Valley has not exercised its right to convert any obligations in GS Agrifuels common stock. For the three months ended March 31, 2007, interest expense of $3,616 has been accrued for this obligation. The controlling member of Seaway valley is the President and CEO of GS AgriFuels.

OTHER RELATED PARTY TRANSACTIONS

In August 2006 GS Agrifuels paid a $200,000 deposit to Warnecke Design Service, Inc. for the purchase of a NextGen Fuel 10 million gallon per year biodiesel system. The total purchase price for this system is $3,200,000, and it is expected that GS Agrifuels will take delivery of the system in the first quarter of 2007.

NextGen  Fuel,  Inc.,  has an exclusive  manufacturing  agreement  with Warnecke
Design Service, Inc., for the design, fabrication, assembly, testing, and commissioning of NextGen Fuel's biodiesel production systems. During the three months ended March 31, 2007, the Company paid deposits under the manufacturing agreement totaling approximately $126, 000 to Warnecke during the year ended December 31, 2006, and had work in process inventory of $888,073, other deposits of $475,936, and accounts payable and accrued expenses of $147,707 due to Warnecke at March1, 2007. GreenShift Corporation, the Company's majority shareholder, is also the majority shareholder of GS Energy Corporation. Warnecke Design Service, Inc. is a wholly owned subsidiary of GS Energy Corporation.

GS Agrifuels is party to a Development Services Agreement with Mean Green Biodiesel of Georgia, LLC (f/k/a Cantrell Winsness Technologies, LLC) that includes assignment of rights in and to GS Agrifuels' planned biodiesel project in Memphis, Tennessee. The terms of this agreement include reimbursement by Mean Green Biodiesel of Georgia, LLC of expenses incurred by GS Agrifuels both prior and subsequent to the execution of the Development Services Agreement, the retention of 9% equity ownership stake by GS Agrifuels in first ten million gallon per year facility developed for Mean Green Biodiesel of Tennessee, LLC at the site, and the purchase of one ten million gallon per year biodiesel system from

NextGen Fuel, Inc. Mean Green Biodiesel of Georgia, LLC is owned by a former consultant to GS Agrifuels. GS Agrifuels may decide to co-locate a wholly- or majority-owned biodiesel production facility at the Memphis site.

14 - DISCONTINUED OPERATIONS

During the year ended December 31, 2006, the GS CleanTech Board of Directors adopted a plan for the sale of the Company's environmental consulting business located in Mount Arlington, New Jersey operated by EnviroSciences Inc. The assets and liabilities of this operation are presented as discontinued operations in the accompanying financial statements. On May 4, 2007, the Company executed a Share Purchase Agreement with the former owners (the seller) of EnviroServices with an effective date of January 1, 2007. In exchange for the acquisition shares, the seller agreed the pay $250,000 to the Company. As of March 31, 2007, this cash is included in prepaid expenses. The Company recognized a gain of $2,494,946 from the sale. A breakdown of this sale is as follows:

Cash received on purchase                                     $  250,000

Assets disposed of                                             1,298,382
Liabilities disposed of                                       (3,543,328)
                                                               ---------
Net gain on disposal of assets and liabilities                 2,244,946
                                                               ---------

Total gain on sales of discontinued operation                 $2,494,946
                                                              ==========

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

The components of discontinued operations are as follows:

                                                                             2007          2006
                                                                             ----          ----
Net revenues ........................................................   $        --     $ 1,072,226
Cost of revenues ....................................................            --         601,451
                                                                        -------------   -----------
           Gross profit .............................................            --         470,775
                                                                        -------------   -----------

Selling, general and administrative expense .........................            --         314,632
                                                                        -------------   -----------
           Income from operations ...................................            --         156,143
                                                                        -------------   -----------

Other income and expenses, net ......................................            --         (26,552)
                                                                        -------------   -----------
           Total other income and expense ...........................            --         (26,552)
                                                                        -------------   -----------

           Income before provision for income taxes .................            --        (127,591)

Total provision for tax .............................................            --         (27,538)
                                                                        -------------   -----------
           Net income (loss) from discontinued operations ...........            --         100,053
                   Gain (loss) on disposal of discontinued operations            --           6,000
                                                                        -------------   -----------
                   Total income (loss) - discontinued operations ....   $        --     $   106,053
                                                                        =============   ===========


The results presented above for 2007 and 2006 include the operating activity for the discontinued operations for the 3 month period. Assets and liabilities of the discontinued businesses were reported as net assets and net liabilities (current and net of current) of discontinued operations at March 31, 2007.

Assets and liabilities of discontinued operations as of March 31, 2007 are as follows:

Non-current assets of discontinued operations

     Other assets .....................................   $   7,500
                                                          =========
           Total assets of discontinued operations ....       7,500
                                                          =========

Current liabilities of discontinued operations:
     Accounts payable .................................     254,958
[GRAPHIC OMITTED]
[PG NUMBER]

                                                                 41

     Accrued Expenses .................................     178,733
                                                          ---------
           Total liabilities of discontinued operations     433,691
                                                          ---------

Net assets of discontinued operations .................   $(426,191)
                                                          =========

15 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

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

GS Cleantech Corporation owns property in Lowell, Massachusetts, the location of their RCRA permitted Treatment, Storage and Disposal Facility (TSDF). Per the requirements of the permit associated with the operation of this facility, a third party evaluation is conducted on a yearly basis to evaluate the costs associated with the retirement of this asset. Per the outcome of this evaluation, $90,000 has been placed in a trust with the Massachusetts Department of Environmental Protection listed as beneficiary. GS Cleantech included the $90,000 in this trust as part of deposits in other assets.

Under GS Cleantech's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $25,000. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

A subsidiary of GS Carbon that was spun-off from GS Carbon in 2006 issued debt instruments in the principal amount of $498,074 several years ago. We recently were presented with evidence that GS Carbon may be liable for payment of the debts. Management is actively investigating the facts and circumstances with respect to the debts, and is not able to determine at this time if GS Carbon has liability for the debts.

EMPLOYMENT AGREEMENT

In February 2007 GS Carbon entered into a three-year employment agreement with the President of its newly formed wholly owned subsidiary. The annual salary stipulated in the agreement is $125,000 but could increase to $150,000 based on the subsidiary's achievement of pre-tax operating profits for two consecutive calendar quarters.

16 - SUBSEQUENT EVENTS

GREENSHIFT MERGER AGREEMENT

On April 3, 2007, GreenShift Corporation, GS CleanTech Corporation and GS Carbon Corporation executed an Agreement and Plan of Merger. Pursuant to the terms and conditions of the Merger Agreement, GS CleanTech will merge with and into GS CleanTech Acquisition, Inc., a newly formed special purpose subsidiary of GreenShift, and GS Carbon will merge into GS Carbon Acquisition, Inc., another newly formed special purpose subsidiary of GreenShift.

An additional pending merger involves GreenShift's majority owned GS Agrifuels Corporation and GS Energy Corporation. Once all mergers are complete, GreenShift will have two majority owned public subsidiaries, GS Agrifuels Corporation and GS EnviroServices Corporation (f/k/a TDS (Telemedicine), Inc.). GreenShift will include the subsidiaries of GS CleanTech, GS Carbon, and a number of minorities held investments. GreenShift currently owns 80% of the capital stock of GS CleanTech and about 85% of the capital stock of GS Carbon. GreenShift believes that both of the above mergers will be strategic for several reasons, including:

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

EMPLOYMENT AGREEMENT

In April 2007, GS Carbon entered into an amended employment with the Chief Science Officer of General Ultrasonics. The agreement is for a term of five years calls for an annual salary of $150,000, a minimum annual bonus of $250,000, and requires GS Carbon to Issue Series B Preferred Stock corresponding to 5% of GS Carbon's fully diluted capital stock to the Chief Science Officer.

SHARE PURCHASE AGREEMENT

Subsequent to March 31, 2007, the Company entered into a Share Purchase Agreement to purchase the assets of GS Carbon Corporation. In exchange for the Acquisition Shares, the Company has agreed to assume the repayment obligation of a convertible debenture due to Cornell Capital Partners, LP in the amount of $1,125,000 plus any other convertible debt outstanding as of June 30, 2007, with the exception of a maximum of $500,000 of CS Carbon Corporation's convertible debentures which will remain the responsibility of GS Carbon Corporation.

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

We face environmental challenges today that are the collective by-product of several generations of industrial development. These challenges do not originate because of this development but rather because of how we, as an economy, consume natural resources and manage the by-products of those resources.

The resolution to the challenges we currently face is not likely to come from compulsory changes to how we consume things, but rather from the cost-savings and increased profits that flow from consuming things more efficiently by virtue of innovation and the intelligent use of technology.

Take standard corn derived ethanol production as an example; corn is harvested, milled, mashed, fermented and distilled into 200 proof fuel-grade ethanol. From a fuel production standpoint, this process is 67% inefficient. In other words, only one third of each bushel of corn is converted into ethanol. Another third is exhausted out of the fermentation stage of the process in the form of carbon dioxide and the final third ends up in a cellulosic material called distillers grain which is sold as an animal feed. Increasing corn to fuel conversion efficiencies, even incrementally, at any point in this process will increase fuel production, reduce costs, reduce plant emissions and enable more consumers to use less fossil fuels and more ethanol - a clean, green burning carbon-neutral fuel.

GreenShift acquires, develops and commercializes technologies that reduce these types of inefficiencies. Our approach for ethanol producers exemplifies the prototypical GreenShift solution: we focus on the distillers grain and carbon dioxide by-products and we seek to increase fuel yields by implementing robust, scalable and cost-effective "plug-and-play" technologies directly on-site at the ethanol producer's facility to increase the value of these by-products.

Our current commercial offerings, which extract corn oil out of the grain and convert it into biodiesel, increase fuel clean fuel yields to 3 gallons per bushel from 2.8 gallons per bushel. We also are supporting the commercialization of technologies to convert the remainder of the distillers grain biomass (and other locally available biomass such as corn stover) into carbon-neutral synthetic fuels (which can increase yields to more than 4.2 gallons per bushel), and the research and development of a process to capture and convert the exhaust carbon dioxide into an algal biomass for conversion into additional clean fuels (which can increase fuel yields even higher).

We believe that tremendous environmental gains can be realized simply by making it easy and cost-effective to use renewable sources of energy, to burn cleaner fuels, and to reduce waste just by consuming natural resources more efficiently.

Our ambition is to catalyze the rapid realization of disruptive environmental gains by creating valuable opportunities for a great many people and companies to use resources more efficiently and to be more profitable. To accomplish this, we target and reduce or eliminate consumption inefficiencies by

     >> developing and implementing incremental advances in technologies and business practices

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

In total, GS CleanTech's current executed contracts in its usage program will produce more than 25 million gallons of corn oil for conversion into biodiesel fuel as the relevant extraction systems are fully installed during 2007 and 2008. GS CleanTech is currently deploying several of these extraction systems and began commissioning the first of these new systems in April 2007. GS CleanTech is currently servicing an extensive sales pipeline for additional deployments of the COES technology and Management expects that GS CleanTech will execute agreements corresponding to significant additional volumes of corn oil during 2007.

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

GS EnviroServices' growth strategy is to expand its geographic base, both through increased sales activities and acquisitions, and to add new services in the area of technology implementation utilizing unique technologies developed by affiliated GreenShift companies. We believe that our technologies will enable GS EnviroServices to differentiate itself from standard environmental service providers. GS EnviroServices' ambition is to provide its across the full range of needs of its industrial and government clients with particular emphasis on technology-driven energy and water resource conservation.

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

The Market for Alternative Energy Sources is Undetermined, afnd May Not Be Adequate for Sustain Prices at a Profitable Level.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE THREE  MONTHS  ENDED MARCH 31, 2007 VERSUS THE THREE  MONTHS ENDED MARCH 31,
2006

Revenues

Total revenues for the three months ended March 31, 2007 were $4.0 million, representing an decrease of $0.2 million, or 4.8%, over the three months ended March 31, 2006 revenues of $4.2 million. Revenue from discontinued operations of $0.0 million and $1.1 million for the three months ended March 31, 2007 and March 31, 2006, respectively, were excluded from these figures.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2007 were $3.2 million, or 78.5% of revenue compared to $3.3 million, or 78.4% of revenue for the same period in 2006. Costs of revenues from discontinued operations of $0.0 million and $0.6 million for the three months ended March 31, 2007 and March 31, 2006, respectively, were excluded from these figures.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 were $7.6 million, or 187% of revenue compared to $4.4 million, or 106% of revenue for the same period in 2006. Included in the three months ended March 31, 2007 was $4.3 million in stock based compensation as compared to $0.0 million for the three months ended March 31, 2006. The increase in operating expenses is due primarily to increases in personnel and other overhead related to the Company's clean technology and renewable fuels segments. Selling, general and administrative expense from discontinued operations of $0.3 million for 2006 was excluded from the above figures.

Interest Expense

Interest expense for the three months ended March 31, 2007 was $1.7 million, representing a decrease of $1 million from $2.7 million for the same period in 2006.

Expenses Associated with Derivative Instruments

Loss from the change in the fair market value of derivative liabilities was $2.4 million for the three months ended March 31, 2007. Amortization of deferred financing costs and debt discounts was $0.5 million and $1.5 million, respectively.

Net Income or Loss

Net loss from continuing operations for the three months ended March 31, 2007, was $13 million as compared to a loss from continuing operations of $5.3 million from the same period in 2006. Net loss from discontinued operations of $.1 million for three months ended March 31, 2006 was excluded from the above figures. Net loss of $10.5 million for the three months ended March 31, 2007 was due primarily to increased operating expenses for new business initiatives, adjustments to the fair market value of the derivative liability instruments, interest and amortization charges associated with financing, and issuance of stock based compensation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DERIVATIVE LIABILITIES

As of March 31, 2007 we had several convertible debentures due to Cornell Capital. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results.

The principal amount on our convertible debentures due to Cornell Capital was $33.3 million as of March 31, 2007 and the unamortized note discount was $8.4 million. For the quarter ended March 31, 2007, we recognized interest expense for accretion of the debt discount of $1.7 million and a loss for the change in fair value of the derivative of $2.4 million for these debentures. The derivative liability as of March 31, 2007 was $13 million for debentures due to Cornell Capital.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operating, investing and financing activities. For the three months ended March 31, 2007, net cash used by our operating activities was $.6 million as compared to the net cash used by our operating activities of $2 million for the three months ended March 31, 2006.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At March 31, 2007 the Company had cash of $2.1 million.

Cash Flows for the Three Months Ended March 31, 2007

Our operating activities during the first three months of 2007 used $.6 million in cash. At March 31, 2007, Accounts receivable, net of allowance for doubtful accounts, totaled $3.3 million and inventories totaled $5.5 million. Accounts payable and accrued expenses totaled $9 million.

For the three months ended March 31, 2007, we used $.05 million for investing activities, and we obtained cash from financing activities of $.7 million. We used these funds to further provide working capital for operations and to invest in our subsidiaries.

The Company had a working capital deficit of $34.3 million at March 31, 2007, which includes derivative liabilities of $13 million and convertible debentures of $2.3 million, net of discounts.

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

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2007:

Exhibit Number             Description


     31.1 Certification   of   Chief   Executive   Officer   pursuant   to  Rule
          13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of President and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:                   May 21, 2007