Form 10QSB
period 2007-06-30
GREENSHIFT CORP
filed 2007-08-20
CIK 1102414

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

                          COMMISSION FILE NO.: 0-28887



                             GREENSHIFT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                             22-3328734
--------------------------------------------------------------------------------
(State of other jurisdiction of                                    IRS Employer
incorporation or organization)                               Identification No.)

One Penn Plaza, Suite 1612, New York, New York                           10119
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

Indicate by check mark whether the registrant is a shell company as defined in rule 12-b-2 of the Exchange Act)

Yes ___  No _X__



The number of outstanding shares of common stock as of August 20, 2007 was 199,958,700.



Transitional Small Business Disclosure Format:  Yes  No  X

                             GREENSHIFT CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information

Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheet - June 30, 2007 (unaudited).........................................4
                  Consolidated Statements of Operations - for the Three and Six
                     Months Ended June 30, 2007 (unaudited) and 2006 (unaudited).................................6
                  Consolidated Statements of Cash Flows - for the Six Months Ended
                    June 30, 2007 (unaudited) and 2006 (unaudited)...............................................7
                  Notes to Consolidated Financial Statements.....................................................9
Item 2.           Management's Discussion and Analysis .........................................................32
Item 3.           Controls and Procedures.......................................................................43

Part II           Other Information

Item 1.           Legal Proceedings.............................................................................43
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...................................43
Item 3.           Defaults upon Senior Securities...............................................................43
Item 4.           Submission of Matters to a Vote of Security Holders...........................................43
Item 5.           Other Information ............................................................................43
Item 6.           Exhibits and Reports on Form 8K...............................................................43

Signatures        ..............................................................................................44


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)



                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2007
                                   (UNAUDITED)


ASSETS

Current Assets:
   Cash ........................................................     $ 1,784,411
   Accounts receivable, net ....................................       3,759,797
   Notes receivable ............................................           2,726
   Accrued interest, dividends and fees receivable .............          43,154
   Costs and estimated earnings in excess of
      billings on uncompleted contracts ........................         153,206

   Inventory ...................................................       4,721,924

   Prepaid expenses and other current assets ...................         185,987
                                                                     -----------

         Total current assets ..................................      10,651,205


Net fixed assets ...............................................       9,356,999

Other Assets:
   Investment in unconsolidated subsidiaries, at cost ..........       5,186,952
   Investment in unconsolidated subsidiary - equity method .....         303,078
   Project development costs ...................................         276,664
   Deferred financing fees .....................................       2,043,665
   Intangible assets ...........................................      13,740,190
   Deferred taxes ..............................................          43,261
   Other assets ................................................          29,197
   Net non-current assets of discontinued operations ...........           7,500
   Deposits ....................................................         298,565
   Goodwill ....................................................      24,457,742
                                                                     -----------
         Total other assets ....................................      46,386,814

TOTAL ASSETS ...................................................     $66,395,018
                                                                     ===========





                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2007
                             (UNAUDITED) (CONTINUED)


LIABILITIES AND STOCKHOLDERS' DEFICIENCY



Current Liabilities:

   Accounts payable ...........................................    $  5,522,972
   Accrued expenses ...........................................       5,108,301
   Due to related parties .....................................         671,100
 Current portion of convertible debentures ....................       7,352,832
 Convertible debentures - related party, net of discount ......       1,944,961
   Derivative liability .......................................      10,864,252
 Notes payable and short-term borrowings ......................      12,439,981
   Short-term borrowings - related party ......................         130,000
 Current portion of mortgages and notes payable ...............         263,549
   Current portion of liabilities under capital lease .........           2,784
   Line of credit .............................................         497,341
   Income tax payable .........................................          85,220
   Deferred taxes .............................................          36,607
   Deferred revenue ...........................................          12,037
   Billings in excess of cost and estimated
      earnings on uncompleted contracts .......................          40,798
   Customer deposits ..........................................       6,722,250
   Liabilities of discontinued operations .....................       4,054,804
                                                                   ------------
      Total current liabilities ...............................      55,749,789

   Loans payable - related parties ............................         197,740
 Long-term convertible debenture, net of discount .............      26,078,031
 Long-term convertible debenture - related party ..............       1,197,840
   Long-term leases payable ...................................          38,691
  Long-term debt, net of current maturities ....................      2,505,454
   Discontinued operations, net of current ....................         917,023
   Other long-term liability ..................................         202,601
                                                                   ------------
      Long-term liabilities ...................................      31,137,380
                                                                   ------------

TOTAL LIABILITIES .............................................      86,887,169
                                                                   ------------

Minority interest in consolidated subsidiary ..................       1,113,177

STOCKHOLDERS' DEFICIENCY

Preferred stock

Series C, par $0.001, 1,000,000 shares authorized,
973,054 issued and outstanding ................................             973
Common stock, par $0.001, 200,000,000 authorized
199,959,363 issued and outstanding ............................         199,959
Additional paid-in capital ....................................      72,690,819
Accumulated deficit ...........................................     (94,497,079)
                                                                   ------------
Total stockholders' deficiency ................................     (21,605,328)
                                                                   ------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ................    $ 66,395,018
                                                                   ============



            The notes to the consolidated financial statement are an
                       integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          For the three months ended       For the six months ended
                                                                  June 30                          June 30
                                                            2007           2006             2007            2006
                                                      ----------------------------------------------------------------

Revenue ...........................................   $   6,581,468    $   2,600,396    $  10,621,409    $   6,779,064
Cost of revenues ..................................       5,233,131        2,260,898        8,404,959        5,535,737
                                                      -------------    -------------    -------------    -------------
  Gross Profit ....................................       1,348,337          339,498        2,216,450        1,243,327

Operating expenses:
     Selling, general and administrative expenses .       4,007,982          760,878        7,804,592        5,309,786
Research and development ..........................            --             34,945             --             34,945
     Stock based compensation .....................       3,810,409        1,668,625        8,087,098        1,668,625
                                                      -------------    -------------    -------------    -------------
  Total operating expenses ........................       7,818,391        2,464,448       15,891,690        7,013,356
                                                      -------------    -------------    -------------    -------------
Operating loss ....................................      (6,470,054)      (2,124,950)     (13,675,240)      (5,770,029)

  Other income (expense):
     Fees and other income, net ...................         559,415             --            402,274             --
     Other income from settlements ................          (2,279)           7,228             --             26,488
     Change in fair value of derivative instruments         560,186       (3,860,757)      (1,851,551)      (2,960,193)
     Interest expense .............................      (2,100,770)       1,761,022       (3,771,925)        (976,861)
     Amortization of debt discount ................      (2,054,693)            --         (3,588,731)            --
     Miscellaneous income .........................           4,692              269            4,692            1,269
     Forgiveness of interest and finance charges ..            --              6,245             --            125,485
     Loss on sale of investments ..................        (288,290)            --           (288,290)            --
     Gain/(loss) on equipment disposal ............          22,061          (59,409)          21,461          (40,802)
     Loss on disposal of technology license .......        (189,832)            --           (189,832)            --
                                                      -------------    -------------    -------------    -------------
        Total other expense, net ..................      (3,489,510)      (2,145,402)      (9,261,902)      (3,824,614)
                                                      -------------    -------------    -------------    -------------

Loss before provision for income taxes ............      (9,959,564)      (4,270,352)     (22,937,142)      (9,594,643)

(Provision for)/benefit from  income taxes ........         (48,257)         112,538          (86,229)         108,229
                                                      -------------    -------------    -------------    -------------

Net loss from continuing operations ...............     (10,007,821)      (4,157,814)     (23,023,371)      (9,486,414)

Discontinued operations:
(Loss)income from discontinued operations .........      (2,936,447)         689,516       (2,936,447)         789,569
Gain on disposal of discontinued operations .......            --               --          2,494,946            6,000
                                                      -------------    -------------    -------------    -------------
  Total discontinued operations ...................      (2,936,447)         689,516         (441,501)         795,569

Net loss before minority interest .................     (12,944,268)      (3,468,298)     (23,464,872)      (8,690,845)
                                                      -------------    -------------    -------------    -------------

     Minority interest ............................          11,010          156,277           10,655          485,110
                                                      -------------    -------------    -------------    -------------

Net loss ..........................................   $ (12,933,258)   $  (3,312,021)   $ (23,454,217)   $  (8,205,735)
                                                      =============    =============    =============    =============

Common share, basic and diluted:
Loss per share from continuing operations .........   $       (0.06)   $       (0.04)   $       (0.18)   $       (0.09)
                                                      =============    =============    =============    =============
Common share, basic and diluted
Loss per share from discontinued operations .......   $       (0.02)   $        0.01    $        --      $        0.01
                                                      =============    =============    =============    =============

Weighted average share of common stock
  outstanding, basic and diluted ..................     178,936,559      107,703,395      124,615,599      108,238,652
                                                      =============    =============    =============    =============



                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six months      Six months
                                                                     ending         ending
                                                                 June 30, 2007    June 30, 2006
CASH FLOW FROM OPERATING ACTIVITIES

      Net cash provided by (used in) operating activities ....   $    903,460    $   (567,698)
                                                                 ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES
   Change in investments .....................................        (16,600)           --
   Long-term investment ......................................       (447,842)           --
   Construction in progress ..................................       (963,265)           --
   Project development costs .................................         (6,191)           --
   Deposits ..................................................         50,000            --
   Issuance of note receivable ...............................        193,348        (661,825)
   Additions to and acquisitions of PPE ......................     (1,158,857)       (114,122)
   Investment of intangible assets ...........................           --            (7,777)
   Investment in unconsolidated subsidiary ...................          8,814      (3,390,414)
   Net cash acquired from purchase of subsidiaries ...........      1,109,490            --
   Proceeds from sale of investments .........................        326,917            --
   Acquisition of technology license .........................           --           (50,000)
                                                                 ------------    ------------

      Net cash used in investing activities ..................       (904,186)     (4,224,138)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loan due to affiliate .....................................      1,161,006       1,397,015
   Advances from related parties, net ........................           --           461,228
   Proceeds from convertible debenture, net of financing costs      1,000,000            --
   Net proceeds from short-term borrowing - related party ....         97,415         105,929
   Repayments of short-term borrowings .......................           --          (197,146)
   Loan due from related party ...............................       (930,200)        256,883
   Loan due to related party .................................        130,000            --
   Issuance of (repayment of) long-term debt .................        (91,453)       (162,201)
   Proceeds from convertible debentures ......................        310,000       9,300,000
   Proceeds from notes payable ...............................        615,613            --
   Repayment of lease payable ................................         (4,567)           --
   Repayment of notes payable ................................     (2,907,259)     (1,997,278)
   Repayment of term financing ...............................           --           (50,000)
   Repayment of investment payable ...........................           --          (440,000)
   Repayment of convertible debenture-related party ..........        (98,890)         71,303
   Deferred financing fees ...................................           --           (86,128)
   Proceeds from line of credit ..............................        497,341            --
   Issuance of common stock - exercise of stock options ......           --           262,500
   Proceeds from issuance of common stock ....................           --         4,938,715
                                                                 ------------    ------------

      Net cash provided by (used in) financing activities ....       (220,994)     13,860,820
                                                                 ------------    ------------



                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (CONTINUED)

                                                                         Six months    Six months
                                                                           ending         ending
                                                                      June 30, 2007    June 30, 2006
                                                                      ------------------------------
   Net increase (decrease) in cash ...................................   $  (221,720)   $ 9,068,984

   Cash at beginning of period .......................................     2,006,131        708,489
                                                                         -----------    -----------

   Cash at end of period .............................................   $ 1,784,411    $ 9,777,473
                                                                         ===========    ===========

Cash paid during the year for interest ...............................   $    20,862    $    21,548

Supplemental statement of non-cash investing and financing activities:

      Acquisition of equipment and/or vehicles with long-term debt ...       266,978         43,527
      Acquisition of technology license ..............................       191,427        211,328
      Discount on convertible debt ...................................     1,220,964           --
      Beneficial conversion on convertible debt ......................       221,208           --
      Conversion of convertible debentures ...........................       170,802           --
      Issuance of convertible debenture ..............................     1,197,840           --
      Issuance of stock subscription .................................          --           75,000
      Issuance of stock options for services .........................          --          300,000
      Conversion of debenture and accrued interest into common stock .          --          404,122
      Issuance of common stock for services ..........................          --          160,000
      Conversion of Series A Preferred stock to common stock .........          --        3,000,000
      Cancellation of Series B Preferred stock .......................          --              252
      Conversion of convertible debentures and interest
        into Series C Preferred stock ................................          --        1,150,369


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

During  the  quarter  ended  June  30,  2007  the  Company's   operations   were
administered through the following companies:

        Company                                              Business Model
------------------------------------------------------------------------------------------------
GS CleanTech Corporation ("GS CleanTech)
 (OTC Bulletin Board: GSCT)                           Clean Technology and Process Engineering

GS AgriFuels Corporation ("GS AgriFuels")
(OTC Bulletin Board: GSGF)                            Clean Fuels Production and Sales

GS Energy Corporation ("GS Energy")
(OTC Bulletin Board: GSEG)                            Clean Energy Equipment Production and Sales

GS Carbon Corporation ("GS Carbon")
(OTC Bulletin Board: GSCR)                            Decarbonization Research and Development

Effective July 1, 2007, Seaway Capital, Inc. acquired GreenShift's entire controlling stake in GS Carbon Corporation in return for the assumption of certain legacy liabilities of GS Carbon. As part of that transaction, GS Carbon's historical operating businesses were acquired by GreenShift Corporation affiliate, GS CleanTech Corporation. See Note 16, Subsequent Events, below.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)

3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $23,454,217 for the six months ended June 30, 2007. As of June 30, 2007 the Company's current liabilities exceeded current assets by $45,098,584 These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

For the six month period ended June 30, 2007, the accompanying consolidated financial statements include all accounts of the Company and its subsidiaries. All significant intercompany balances and transactions were eliminated in consolidation.

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

BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. Because the Company had a loss from continuing operations for the three and six month periods ended June 30, 2007, inclusion of options and warrants has an anti-dilutive effect.

5 - LINE OF CREDIT

On May 31, 2007, GS EnviroServices, a subsidiary of GS CleanTech, closed on a demand line of credit in the amount of $1,000,000. The principal balance bears interest that fluctuates based on the prime lending rate. As of June 30, 2007, the rate was 8.25%. The line is secured by all assets of the GS EnviroServices. The total amount due is payable upon demand on or before June 30, 2008. As of June 30, 2007 there is a balance of $497,341 drawn on the credit line. The revolving credit loan agreement includes the following required financial covenants of GS EnviroServices:

o Total Debt to Capital Funds Ratio - at all times during which the loan is available, the Borrower shall maintain a total debt to capital funds ratio not exceeding 2.2 to 1 calculated as follows: (total liabilities minus subordinated debt) divided by (total net worth minus intangible assets,

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     affiliates receivables, officer receivables plus subordinated debt).

o Debt Service Coverage - at all times during which the Loan is available, GS EnviroServices shall maintain a minimum global debt service coverage ratio of 1.2 to 1. Debt service coverage ratio shall be defined as GS EnviroServices's combined earnings before interest, taxes, distributions, and amortization, plus non-recurring income, minus non-recurring expenses, minus cash taxes, un-financed capital expenditures, dividends, plus current maturities, minus long term debt, plus interest.

As of June 30, 2007, GS EnviroServices was in compliance with the financial covenants.


6 - FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of June 30, 2007:

Notes payable and short-term borrowings:

Note payable - Stillwater ...............................   $ 4,044,000
Note payable - NextGen sellers ..........................     4,029,437
Note payable - American State Bank ......................     1,350,000
Note payable - Sustainable sellers ......................     1,900,000
Note payable - First Community Bank .....................       729,016
Note payable - Great Northern Development ...............       100,000
Note payable - Sheridan Electric ........................       250,000
Loan payable - Overdraft line ...........................         3,699
Loan payable - Lakeland Bank ............................        33,829
---------------------------------------------------------   -----------

     Total notes payable and short term borrowings ......   $12,439,981
                                                            ===========

Current portion of mortgages and notes payable:

Vehicle loans and other installment loans ...............   $   184,560
Mortgages and other term notes ..........................        78,989
---------------------------------------------------------   -----------

     Total current portion of mortgages and notes payable   $   263,549
                                                            ===========

Current portion of convertible debentures:

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


Cornell Capital convertible debenture (October 2005) .......   $    395,267
Cornell Capital convertible debenture (February 2006) ......      1,150,369
Cornell Capital convertible debenture (April 2006) .........      1,900,000
Cornell Capital convertible debenture (April 2006) .........        969,444
Convertible debenture - Candent Corporation ................      1,944,961
Sustainable Systems, Inc. convertible debenture (March 2007)      3,552,005
Convertible debenture - Kerns Manufacturing Corp ...........      1,000,000
Note discounts .............................................     (1,614,253)
                                                               ------------

     Total current portion of convertible debentures .......   $  9,297,793
                                                               ============

Long-term debt:

Vehicle loan and other installment loans, net of current ...   $    360,311
Note payable - MT Dept of Agriculture ......................        124,052
Note payable - First Community Bank ........................        595,311
Note payable - Great Northern Development ..................      1,035,518
Mortgages payable and other term notes,
  net of current portion ...................................        390,262
                                                               ------------

     Total long term debt ..................................   $  2,505,454
                                                               ============

Convertible debentures, non-current:

Cornell Capital convertible debenture (April 2006) .........   $  4,400,000
Cornell Capital convertible debenture (February 2006) ......      1,949,631
Cornell Capital convertible debenture (June 2006) ..........      5,500,000
Cornell Capital convertible debenture (October 2006) .......     13,000,000
Cornell Capital convertible debenture (February 2007) ......      1,125,000
Cornell Capital convertible debenture (June 2007) ..........        570,000
Sustainable Systems, Inc. convertible debenture (March 2007)      3,552,013
Viridis Capital, LLC convertible debenture (June 2007) .....      1,197,840
Note Discounts .............................................     (4,018,613)
                                                               ------------

     Total convertible debentures, non-current .............   $ 27,275,871
                                                               ============

The convertible debentures noted above are convertible into the common stock of the following companies:

GreenShift ..................................................   $ 5,258,437
                                                                ===========
GS CleanTech ................................................   $ 8,269,444
                                                                ===========
GS AgriFuels .................................................  $27,553,649
                                                                ===========
GS Carbon ...................................................   $ 1,125,000
                                                                ===========

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of June 30, 2007 and the Company's ability to meet such obligations:


Year                                                         Amount

2008                                                     $ 18,681,337
2009                                                       10,051,231
2010                                                       25,295,270
2011                                                          712,912
2012 and thereafter                                         2,674,764
                                                         ------------

Total minimum payments due under current and long term    $57,415,514
 obligations                                              ===========


SERENITY CAPITAL

In February 2006 GS CleanTech issued a $500,000 convertible debenture to Serenity Capital, LLC (Serenity) in exchange for a $500,000 debenture issued earlier by GS CleanTech that Serenity has purchased from the debt-holder. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of GS CleanTech's common stock prior to the date of conversion. A note discount of $500,000 and a derivative liability of $1,672,500 were recorded at the assumption date. During the year 2006 Serenity effected conversions totaling $288,477 into a total of 14,423,880 shares of GS CleanTech's common stock. During the year ended 2006 interest expense from accretion of the debt discount was $464,465 and the gain on the fair market value of the derivative liability was $1,401,372. As of December 31, 2006, the principal amount due on the debenture was $211,523. During the three months ended March 31, 2007, interest expense from accretion of the debt discount was $35,535 and gain on the fair market value of the derivative liability was $271,128. In March 2007, the remaining principal on the debenture was converted into 10,576,120 shares of common stock.

CYRUS CAPITAL

In February 2006 GS CleanTech issued a $500,000 convertible debenture to Cyrus Capital, LLC (Cyrus) in exchange for a $500,000 debenture issued earlier by GS CleanTech that Cyrus had purchased from the debt-holder. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of GS CleanTech's common stock prior to the date of conversion. A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. During the year 2006, Cyrus effected conversions totaling $400,000 into a total of 20,000,000 shares of GS CleanTech's common stock. As of December 31, 2006, principal amount due on the debenture was $100,000. Interest is accrued at a rate of 5% on the principal balance. As of December 31, 2006, $4,644 of interest is accrued on this debenture. During the three months ended March 31, 2007, interest expense from accretion of the debt discount was $31,350 and gain on the fair market value of the derivative liability was $128,188. In March 2007, the remaining principal on the debenture was converted into 5,000,000 shares of Common Stock. Cyrus is owned by a family member of the Company's chairman.

TRANSACTIONS WITH KERNS MANUFACTURING

On February 28, 2007 GS CleanTech entered into a Stipulation of Settlement to settle the lawsuit titled "Kerns Manufacturing Corp. v. Veridium Corporation and KBF Pollution Management, Inc., which was pending in the Supreme Court of the

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

State of New York  (County  of  Queens,  Index No.  19788/03).  Pursuant  to the
Stipulation, GS CleanTech issued to Kerns (a) a Convertible Debenture in the principal amount of $500,000 that was due on March 31, 2007 and (b) a Convertible Debenture in the principal amount of $1,000,000 that was due on June 30, 2007. Each Debenture may be converted by its holder into common stock of GS CleanTech at a price equal to 90% of the average of the last trade prices for the common stock during the five days preceding conversion. The total shares issued upon conversion, however, may not, when added to other GS CleanTech shares beneficially owned by the holder, total more that 4.99% of the outstanding GS CleanTech common stock. The Stipulation provides that upon satisfaction of all obligations under the Stipulation, the parties will exchange mutual general releases. the Company failed to pay the $1,000,000 principal due on June 30, 2007. Therefore, Kerns Manufacturing Corp. has filed a motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York, Queens County, seeking $1,000,000 in damages and ancillary relief (see note 16).

Kerns $0.5 Million Convertible Debenture

A note discount of $290,347 and a derivative liability of $290,347 were recorded at the assumption date. During the six months ended June 30, 2007, interest expense from accretion of the debt discount was $290,347 and gain on the fair market value of the derivative liability was $290,437. In April 2007, the entire principal balance on this debenture was converted into 29,513,375 shares of common stock of GS CleanTech.

Kerns $1.0 Million Convertible Debenture

A note discount of $580,694 and a derivative liability of $580,694 were recorded at the assumption date. During the six months ended June 30, 2007, interest expense from accretion of the debt discount was $580,694 and loss on the fair market value of the derivative liability was $472,935. As of June 30, 2007, the principal balance on this debenture was $1,000,000. This debenture was in default as of June 30, 2007.

CONVERTIBLE DEBENTURE - SEAWAY VALLEY FUND

On December 28, 2006, GS AgriFuels issued to Seaway Valley Fund, LLC a Convertible Debenture due December 28, 2008 with a face amount of $250,000 for monies received in January 2007 by GS AgriFuels from Seaway Valley in the amount of $250,000. The terms of the Convertible Debenture are the following: (i) an interest rate of eight percent (8%) payable, at the option of Seaway Valley, in cash or registered common stock in GS AgriFuels Corporation or any combination thereof; (ii) shall become due and be payable monthly commencing March 31, 2007, unless otherwise waived or deferred by Seaway Valley; (iii) payment in full or in part of principal plus accrued but unpaid interest shall be made only upon demand by Seaway Valley commencing April 31, 2007; (iv) any unpaid balance, at the option of Seaway Valley, shall become immediately due and payable without notice or demand in the event of default, and (v) any accrued and unpaid interest shall be convertible upon demand of Seaway Valley into registered shares of common stock equal to the lower of: (a) $3.00 per share; or (b) the lowest convertible debenture conversion price, preferred, common or any other class of stock or convertible security issuance price, or warrant or option issuance price, issued from December 28, 2006 until the time of conversion(s); or (c) 100% of the closing market price as of December 28, 2006 provided that any such conversion price shall not trigger a lowering of the conversion price of any convertible debenture(s) outstanding at December 28, 2006. This debenture and the accompanying accrued interest in the amount of $7,726 were paid in full

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


during the six months ending June 30, 2007. The controlling member of Seaway Valley is GS AgriFuels' President and CEO.

DEMAND NOTE - STILLWATER ASSET-BASED FUND, LP

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels that was formed to facilitate the acquisition of NextGen Fuel Inc., sold to Stillwater Asset-Based Fund, LP a Term Note in the principal amount of $6 million. In conjunction with the financing NextGen Acquisition paid an origination fee of $75,000, prepaid interest of $300,000, legal fees of $35,225, and received net proceeds of $5,589,775. NextGen Acquisition used $4,879,236 of the proceeds to acquire NextGen Fuel, Inc., made a loan totaling $568,958 to Warnecke Design Service, Inc. (a subsidiary of GS Energy, who is also owned by the Company's parent, GreenShift Corporation), and repaid GreenShift $141,580 for amounts paid by GreenShift in connection with the NextGen Fuel, Inc. Acquisition. The Term Note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest are due beginning February 1, 2007, with a monthly principal amount of at least $300,000 and additional principal payments made as a percentage of cash receipts of NextGen Fuel, Inc. All amounts of principal and interest not previously satisfied will be due on December 31, 2007. The obligations of NextGen Acquisition Inc. under the Term Note have been guaranteed by GS AgriFuels and by the following affiliates: GreenShift Corporation, GS Energy Corporation, GS CleanTech Corporation, NextGen Fuel Inc., Warnecke Design Services, Inc. and Warnecke Rentals, LLC (the "Guarantors"). Each of the Guarantors has pledged its assets to secure its guaranty. For the six months ending June 30, 2007, interest expense of $517,810 for this obligation was incurred. The principal balance of this note at June 30, 2007 was $4,044,000.

DEMAND NOTE - NEXTGEN SELLERS

On October 30, 2006, a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. NextGen Fuel is engaged in the business of developing and distributing esterification and transesterification biodiesel process technologies. The purchase price was $21,204,437, of which $17,000,000 was paid at closing and demand notes were issued to the selling shareholders totaling $4,204,437. $3,204,437 of the demand notes are due on October 31, 2007 or sooner if NextGen Fuel has realized revenue of $7,500,000 subsequent to the acquisition and there are not claims for indemnification by GS AgriFuels. The remaining $1,000,000 demand note, with interest at 6% per annum, is due to a sales consultant and is payable along with accrued interest upon the payment by customers for biodiesel production systems totaling forty million gallons per year of production capacity, paid on a pro-rated basis such that the consultant shall receive payments of $250,000 with each ten million gallon per year system on a pro-rated basis with NextGen Fuel's receipt of cash payments for such system. The principal balance of the note at June 30, 2007 was $4,029,437.

NOTE AND CONVERTIBLE DEBENTURE - SUSTAINABLE SYSTEMS SELLERS

On March 26, 2007, GS AgriFuels purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. Sustainable owns an oilseed crushing facility in Culbertson, Montana, and is in the business of producing and selling high oleic safflower, sunflower, and canola and other high value vegetable oils. The purchase price was approximately $12.6 million of which $100,000 was payable at closing, a note was issued for approximately $1.9 million and two approximately $3.55 million debentures were issued to the selling shareholders totaling $9,004,018.

The $1.9 million note is due upon the completion and commissioning of Sustainable's current plant expansion, which is expected to be completed in the first quarter of 2008. It accrues interest at 5% per annum to be paid on a pro-rated basis at maturity. For the six months ending June 30, 2007, interest expense of $30,192 for this obligation was incurred and accrued.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

One of the convertible debentures for approximately $3.55 million is due on the first anniversary of the closing. The other, also for approximately $3.55 million, is due on the second anniversary of the closing. The debentures accrue interest at 5% per annum and are to be paid on a pro-rated basis on each relevant maturity date. The convertible debentures are convertible into the Company's common stock at the option of the holder any time after each of their respective maturity dates at a rate equal to the volume weighted average price of the common stock for the 20 trading days prior to any such date of conversion, with a minimum conversion price of $4.50. If at the time of conversion the market price of the Company's common stock is less than $4.50, the difference between that stock price and $4.50 will be multiplied by the number of shares due and that amount will be paid in cash. The convertible debentures may be redeemed with cash by the Company at any time prior to conversion by the holder without penalty. The Company's obligations under the Note and the convertible debentures are secured by the Company's Sustainable common stock holdings. For the six months ending June 30, 2007, interest expense of $112,886 for these obligations was incurred and accrued.

INVENTORY FINANCING - SUSTAINABLE SYSTEMS

On February 5, 2007, Sustainable Systems, Inc., prior to becoming a subsidiary of GS AgriFuels, entered into an inventory financing agreement for $1,800,000 with American State Bank. The Agreement allows American State Bank a security interest in all inventory and any accounts acquired after the agreement was signed. The Agreement accrues interest at a rate of 10% per annum. Monthly payments consist only of interest as of June 30, 2007 and Sustainable began making payments toward the principal in May 2007. All amounts of principal and interest remaining will be due on September 1, 2007. For the six months ending June 30, 2007, interest expense of $110,065 for these obligations was incurred of which $57,575 was accrued. The principal balance of the financing at June 30, 2007 was $1,350,000.

NOTE PAYABLE - SUSTAINABLE SYSTEMS

On September 25, 1998, Sustainable Systems, Inc., prior to becoming a subsidiary of GS AgriFuels, signed a note payable for $1,381,733 with First Community Bank. The note is secured by an interest in all the assets of Sustainable including the accounts receivable. The note accrues interest at a rate of 7.68% per annum. Monthly payments consist of principal and interest and a final payment will be due on September 25, 2013. For the six months ending June 30, 2007, interest expense of $33,377 for these obligations was incurred. As of June 30, 2006, the total principal balance on this note was $1,324,327 with $729,016 included in current liabilities.

NOTES PAYABLE - SUSTAINABLE SYSTEMS

Sustainable Systems has various notes payable with two other lenders. Sustainable has signed three notes payable with the Montana Department of Agriculture totaling $124,052. All notes accrue interest at the rate of 3% per annum with payments of principal and interest beginning March 6, 2011. The notes are secured by an interest in various equipment including eleven pumps and a solvent recovery system. For the six months ending June 30, 2007, interest expense of $1,846 for these obligations was incurred and accrued.

Sustainable has signed four notes with Great Northern Development with balance at June 30, 2007 of $1,135,518. Three of the notes totaling $440,857 at June 30, 2007 accrue interest at the rate of 6% per annum. The payment terms for the notes are as follows: the $11,301 and $129,556 notes are to be paid off with 180 monthly payments beginning December 15, 2005 with a maturity date of November 15, 2020 and the $300,000 note is to be paid off with 120 monthly payments beginning March 15, 2006 with a maturity date of February 15, 2016. The fourth note for $694,661 accrues interest at the rate of 5% per annum with payments of principal only thru November 2007 and principal and interests payments until the maturity date of November 15, 2010. For the six months ending June 30, 2007, interest expense of $31,561 for these obligations was incurred.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


DEMAND PROMISSORY NOTE - SUSTAINABLE SYSTEMS

On June 4, 2007, Sustainable Systems, Inc. issued an unsecured demand promissory note in the amount of $250,000 with Sheridan Electric Co-Op, Inc. in exchange for the same amount of pre-existing accounts payable to the holder. The note accrues interest at a rate of 6% per annum. Monthly payments are due in the amount of $1,500 starting June 1, 2007 and shall continue until March 1, 2010. Each payment shall first be applied to the accrued interest and then to the principal balance. For the six months ending June 30, 2007, interest expense of $1,250 for these obligations was incurred.

CORNELL CAPITAL CONVERTIBLE DEBENTURES - GREENSHIFT

On June 26, 2007, GreenShift entered into a Securities Purchase Agreement (this "Agreement"), with Cornell Capital Partners, LP. ("Cornell"). In connection with this Agreement, Cornell purchased secured convertible debentures amounting to $570,000 due on June 26, 2009.

The June 26, 2007 Cornell debentures provide for interest in the amount of 12% per annum and are convertible at the lesser of $0.03 or 90% of the lowest closing bid price of GreenShift's common stock during the 30 trading days immediately preceding the conversion date. Cornell will be entitled to convert the June 26, 2007 debenture on the basis of the conversion price into GreenShift's common stock, provided that Cornell cannot convert into shares that would cause Cornell to own more 4.9% of GreenShift's outstanding common stock.

GreenShift at its option shall have the right, with three (3) business days advance written notice (the "Redemption Notice"), to redeem a portion or all amounts outstanding under this Secured Debenture prior to the Maturity Date provided that the Closing Bid Price of GreenShift's common stock, as reported by Bloomberg, LP, is less than the Fixed Conversion Price at the time of the Redemption Notice. GreenShift shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). GreenShift shall deliver to the Cornell the redemption Amount on the third (3rd) business day after the Redemption Notice.

In connection with the June 2007 Agreement, GreenShift paid Yorkville Advisors, LLP a fee equal to 10% of purchase price and a structuring fee of $20,000 from the proceeds of the closing. Accordingly, GreenShift received net proceeds of $493,000. These fees were treated as a deferred financing fees and beginning on June 30, 2007 are being amortized over the term of the loan.

In addition GreenShift issued to Cornell a warrant to purchase 10,000,000 shares of GreenShift's common stock at $0.05 a share. The value of the warrant was calculated to be $568,178 at the time of the issuance using the guidance found in APB Opinion 14, "Accounting for Convertible Debt and Debt issued with Detachable Stock Purchase Warrants" and was recorded as a discount. The discount is amortized to interest expense over the term of the loan using the effective interest method of amortization.

CORNELL CAPITAL CAPITAL PARTNERS, L.P. DEFAULT

On April 2, 2007 Cornell declared certain debentures issued by the Company to Cornell with an aggregate principal amount of the $6,475,000 to be in default for the failure by the Company to maintain an effective registration statement as required by the Investor Registration Rights Agreement executed contemporaneous with the issuance of the debentures. The Debentures are secured by the Company's holdings in GS CleanTech Corporation, GS AgriFuels Corporation, GS Energy Corporation and GS Carbon Corporation (among other assets). The Debentures are unconditionally guaranteed by Viridis Capital, LLC ("Viridis"), a wholly-owned affiliate of the Company's chairman and chief executive officer (the "Guaranty").

In addition, on April 2, 2007 the Company, Cornell and Viridis entered into a Forbearance Agreement, pursuant to which Cornell agreed to forbear from exercising the remedies available to it under the Debentures and the related security and stock pledge agreements, which would have included the liquidation by Cornell of

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

a portion of the Company's holdings. The terms of the Forbearance Agreement provided that Cornell shall instead accept, convert and liquidate sufficient shares of Viridis' Series C Preferred Stock in the Company to facilitate the full repayment of the Debentures. Cornell shall accept the Series C Preferred Stock in tranches of 6,250 shares each, and it shall not convert a tranche until it has sold 80% of the shares of Company common stock issuable upon conversion of the previous tranche. Any such conversions shall be subject to the ownership limitations specified in the Debentures (i.e., limitations to ownership of no more than 4.9% of the outstanding capital stock of the Company. Cornell shall apply the net proceeds, which are defined in the Forbearance Agreement as 90% of the lowest closing bid price for the Company's common stock for the five trading days preceding the conversion date of the Series C shares, to the full satisfaction of the Company's obligations under the Debentures in the following priorities: (a) first, to accrued interest on the most recently issued Debenture, (b) then to principal on the most recently issued Debenture, (c) then to accrued interest on the next most recently issued Debenture, (d) then to principal on the next most recently issued Debenture, and so forth until all of the Company's obligations under the Debentures have been satisfied in full.

On June 29, 2007 the Company and Viridis entered into a letter agreement with Cornell. The agreement recited that the Company had defaulted in its obligation to file a registration statement to permit Cornell to resell the Company's common stock issuable upon conversion of certain convertible debentures that the Company sold to Cornell. Cornell agreed to waive the penalties available to it as a result of the default if the following conditions were met:

     1. The Company agreed to permit one conversion by Cornell of Series C Preferred Stock pledged to it by Viridis in excess of the stated limit on conversion (4.99% of outstanding shares). The converted principal amount was $390,000, which was converted into approximately 9.99% of the outstanding common shares on June 28, 2007.

     2. The Company agreed to increase its authorized shares as promptly as reasonably possible in order to permit the conversion of the Series C Preferred Stock.

     3. The Company agreed to effect the merger of GS CleanTech into the Company as soon as practicable, but no later than March 1, 2008. In addition the Company agreed to increase its authorized capital stock to an amount sufficient to permit Cornell after the merger, to convert into common stock all of the convertible debentures issued to it by GS CleanTech.

     4. The Company agreed to file a registration statement with the Securities and Exchange Commission that will, when declared effective, permit Cornell to resell to the public the common stock issuable upon conversion of the debentures issued to it by the Company and the debentures issued to it by GS CleanTech.

As of June 30, 2007 Cornell has reduced accrued interest and principal on the debentures of $118,107 and $1,079,733, respectively, based on these agreements through the acceptance of the Company Series C Preferred Stock from Viridis.

VIRIDIS CAPITAL, LLC DEBENTURE - GREENSHIFT

On March 30, 2007 the Board of Directors of the Company authorized that in return for Viridis' satisfaction of any debt to Cornell under the Forbearance Agreement, the Company would issue to Viridis a new unsecured convertible term debenture, on a dollar for dollar basis, with a term of five years and a fixed interest rate of 5%. The debenture is convertible into the Company's common stock at the greater of $0.20 per share or 100% of the closing market price for the Company's common stock at the time of conversion. At June 30, 2007 the Viridis debenture payable is $1,197,840.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

CORNELL CAPITAL CONVERTIBLE DEBENTURES - GS CARBON

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

CORNELL CAPITAL CONVERTIBLE DEBENTURES - GS AGRIFUELS

In conjunction with the May 2006 Share Purchase Agreement with GreenShift, GS AgriFuels assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631. The Debenture carries an annual interest rate of 10%, and principal and interest on the Debenture, which are due at the maturity date of June 7, 2009, may be converted into common stock by Cornell Capital Partners at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. For the six months ended June 30, 2007, interest expense of $96,680 for this obligation was incurred and accrued.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

On June 7, 2006, Cornell Capital Partners LP ("Cornell") purchased a Secured Convertible Debentures in the principal amount of $5,500,000, for which the Company paid $600,000 in financing and structuring fees and received cash proceeds of $4,900,000. The Debenture carries an interest rate of 10%, and principal and interest on the Debenture are due at the maturity date of June 7, 2009. On October 30, 2006 GS AgriFuels sold to Cornell a Secured Convertible Debenture in the principal amount of $13 million. In conjunction with this financing, the Company paid a financing fee of $1,300,000, a structuring fee of $50,000, legal fees of $15,000, and received net proceeds of $11,635,000 that were used for the acquisition of NextGen Fuel, Inc. The Secured Convertible Debenture will mature on October 30, 2009. Principal and interest on these two Debentures may be converted into common stock by Cornell at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. If the bid price of company stock falls below the conversion price, GS AgriFuels has the right to redeem the Debenture by paying cash equal to 120% of the principal redeemed. GS AgriFuels has agreed to file a registration statement with the Securities and Exchange Commission to enable Cornell to resell to the public any shares of GS AgriFuels common stock it acquires on conversion of the Debentures or exercise of the Warrant. The registration rights agreement with Cornell Capital entitles Cornell to liquidated damages for failure to register, and Cornell has waived any liquidated damages due for failure to register. This is a one time waiver and Cornell retains its rights under the agreement for future periods. For the six months ended June 30, 2007, interest expense of $272,740 for this obligation was incurred and accrued.

As an inducement to the purchase of the June 2006 Debenture, GS AgriFuels issued to Cornell 1,125,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $.001 per share. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded the $30,375 value of the warrants as a discount to the note. The note discount is being amortized over the term of the debenture. Interest expense from the amortization of the note discount was $5,021 for the six months ended June 30, 2007.

In consideration of Cornell's investment in the October 2006 Debenture, GS AgriFuels issued to Cornell a five year Warrant to purchase 540,000 common shares. The exercise price is $.001 or any lower price at which GS AgriFuels hereafter issues common stock to any third party. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded the $1,079,460 value of the warrants as a discount to the note, and the note discount is being amortized over the term of the debenture. For the six months June 30, 2007, interest expense from the amortization of the note discount was $178,431. For the six months ended June 30, 2007, interest expense of $644,658 for this obligation was incurred and accrued.

Commencing on February 1, 2007, Cornell was entitled to convert into common stock up to $500,000 of the principal amount of the Debentures during any calendar month at a conversion price equal to 90% of the lowest daily Volume Weighted Average Price during the thirty trading days preceding conversion. However, GS AgriFuels may opt to redeem the portion of the Debentures offered for conversion in this manner by paying 120% of the amount converted. Cornell has not converted any portion of the Debentures into stock as of June 30, 2007.

The Debentures are secured by a pledge of all of GS AgriFuels's assets, including the capital stock of its subsidiaries: Mean Green BioFuels, Inc., Mean Green Biodiesel #1, Inc., Mean Green Biodiesel #2, Inc. and Mean Green Biodiesel #3, Inc. The subsidiaries of GS AgriFuels have pledged their assets to secure the Debentures. GreenShift Corporation, the parent of GS AgriFuels, and certain affiliates of GreenShift Corporation (including GS CleanTech Corporation, GS Energy Corporation and Viridis Capital) have also pledged their assets to secure the Debentures and have guaranteed the Debentures due to Cornell.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


7 - DERIVATIVES

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion features associated with the convertible debentures are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. As of June 30, 2007 the change in the fair value of the derivative resulted in an accounting loss of $1,851,551. Amortization of the debt discount totaled $2,504,693 and $3,550,077 for the three and six month periods ended June 30, 2007, respectively. The unamortized portion of the debt discount related to the derivatives was $2,030,221 at June 30, 2007. As of June 30, 2007, the fair value of the derivative liabilities was $10,864,252.

8 - TECHNOLOGY LICENSES

On January 14, 2006, General Ultrasonics Corporation, a subsidiary of GS Carbon, acquired 70% of H2 Energy Solutions, Inc. H2 Energy owned the rights to certain patented ultrasonics technologies used in the reformation of synthetic fuels. The purchase price of $261,328 was paid $50,000 in cash and current liabilities of $211,328 were assumed. H2 Energy subsequently ceased operations. The technology is under development by General Ultrasonics and the entire purchase price of $261,328 was assigned to technology license. The technology use agreement between H2 Energy and the technology owner is for a term of ten years and requires certain minimum royalties for the Company to maintain its exclusive use.

On February 26, 2007, General Carbonics Corporation, a subsidiary of GS Carbon, acquired patent-pending technologies involving carbon aerogel composites (United States Patent Application Nos. 10/327,300, 10/695,214, 10/800,993, 10/840,544,
and 10/198,095) (the "GCC Technologies") and several executory contracts pertaining to the GCC Technologies in return for $191,427 in debt. On April 1, 2007, the Company assessed that the $189,832 book value of the technology license would not be recovered in the ordinary course of business and therefore recorded a loss of $189,832 for the three and six months period ended June 30, 2007.


Technology licenses, included with intangible assets, consist of the following at June 30, 2007:

Technology licenses                                       $261,328
Less: Accumulated amortization                              39,199
                                                        ----------
 Technology licenses, net                                 $222,129
                                                        ==========

Amortization expense related to the technology license was $8,128 and $6,533 for the three months periods ended June 30, 2007 and 2006, respectively.

Amortization expense related to technology licenses was $14,661 and $13,066 for the six months ended June 30, 2007 and the period of inception (January 14, 2006) to June 30, 2006, respectively.

The estimated aggregate amortization expense for the next five years is estimated to be approximately $26,000 for each year.

See Note 16, Subsequent Events, for additional disclosures pertaining to these Technologies.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


9 - GOVERNMENT GRANTS

On September 28, 2006, Sustainable Systems, a subsidiary of GS AgriFuels, was awarded a $700,000 Workforce Innovation in Regional Economic Development (WIRED) grant from the Montana Department of Commerce (MDOC). This grant reimburses the Company for expenses related to training employees in gaining skills and competencies needed to obtain or upgrade employment skills in high growth industries or economic sectors. The Company is required to provide to the MDOC detailed documentation regarding the projected training costs, a hiring and training plan as well as a commitment to provide the resources necessary for the completion of the training project. Sustainable Systems will not obligate or utilize funds for any activities provided for by the grant until the Company submits evidence to MDOC showing evidence of the firm commitment of the other resources necessary for the completion of the project per the WIRED application that was approved by MDOC. All project funding had to be fully committed and available and the project had to be ready to proceed within six months of the award of the grant (in April 2007). MDOC will evaluate Sustainable System's progress a year from the contract date.

See Note 16, Subsequent Events, for additional disclosures pertaining to these Technologies.

In November 2005, Sustainable Systems was awarded a $100,000 grant for the research and development of a hydraulic fluid technology from Montana grown oil seed crops from the Montana Board of Research and Commercialization Technology (MBRCT). The grant provides funding to the Company for the development or commercialization of new technology resulting from the grant within the State of Montana. The Company agrees to use the funds to develop the hydraulic fluid project, and create the agro-economics necessary to begin processing linoleic safflower seed variety needed to produce the Company's BioSeal product. The original grant terminated on October 26, 2006 but was renewed for an additional year. The Company is required to provide to the MBRCT quarterly financial statements and progress reports.

Sustainable recognized $387,939 in grant income under the above grants, WIRED $16,962 and MBRCT $370,977 during the period from March 6, 2006 (date of acquisition) to June 30, 2007.

10 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at June 30, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of June 30, 2007, no interest related to uncertain tax positions had been accrued.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

11 - SEGMENT INFORMATION

GreenShift currently operates five business segments: Corporate, Clean Technology Services, Clean Fuel Production and Sales, Clean Energy Manufacturing and Sales, and Other Segments. Summarized financial information about each segment is as follows:

For the three months ended 6/30/2007:

         Corporate       CleanTech        CleanFuel      CleanEnergy      Other        Total
---------------------------------------------------------------------------------------------------
Revenue
2007   $       --      $  4,101,892    $  1,862,951    $    556,098    $     60,527   $  6,581,468
2006   $       --      $  1,419,575    $       --      $  1,180,821    $       --     $  2,600,396

Net Income (Loss)
2007   $ (7,249,705)   $ (3,206,809)   $ (2,345,115)   $   (131,629)   $       --     $ 12,933,258)
2006   $   (607,551)   $ (2,481,239)   $   (231,829)   $      8,598    $       --     $ (3,312,021)

For the six months ended 6/30/2007:

          Corporate       CleanTech       CleanFuel     CleanEnergy        Other          Total
---------------------------------------------------------------------------------------------------
Revenue
2007   $       --      $  7,297,978    $  2,281,089    $    914,695    $    127,647   $ 10,621,409
2006   $       --      $  4,594,500    $       --      $  2,184,564    $       --     $  6,779,064

Net Loss
2007   $ (8,702,833)   $ (8,063,390)   $ (6,398,883)   $   (289,111)   $       --     $(23,454,217)
2006   $   (891,402)   $ (6,346,194)   $   (271,583)   $   (696,556)   $       --     $ (8,205,735)

Total Assets
2007   $    716,701    $ 16,613,595    $ 45,734,444    $  3,330,278    $       --     $ 66,395,018

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

GS AGRIFUELS CORPORATION

On January 16, 2007, GS AgriFuels executed an agreement with Fulton Biodiesel, LLC, a subsidiary of Homeland Energy Biofuels, LLC ("Homeland Energy") to form GS Fulton Biodiesel LLC ("GS Fulton Biodiesel"). The agreement calls for GS AgriFuels to own 80% of this company which will construct a ten million gallon per year biodiesel plant in Fulton, New York which will be the first commercial-scale facility in New York. GS Fulton Biodiesel and NextGen Fuel, Inc. are party to a settlement and services agreement that requires the payment of $660,000 to an engineering and design firm for technical services to be provided for

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

the construction of the facility. As of December 31, 2006 NextGen Fuel, Inc. deposited $220,000 into an escrow account under the terms of this agreement. The engineering and design firm subsequently refused to accept payment and disputes certain provisions of the settlement and services agreement and the escrow amount was returned.

On March 6, 2007, GS AgriFuels completed the acquisition of the remaining approximately 85% of the outstanding capital stock of Sustainable Systems, Inc. The total negotiated purchase price was $12,657,093, to be paid as follows:
$100,000 in a short term note payable, notes payable issued to the sellers for $1,900,000, two convertible debenture issued to the sellers totaling $7,104,018, and $3,553,075 in GS AgriFuels' common stock at an agreed upon fair value of $4.50 per share. The $1.9 million note is due upon the completion and commissioning of Sustainable's current plant expansion. The two $3.55 million debentures are due on the first anniversary of the closing and the second anniversary of the closing, respectively. The Company engaged a third party valuation expert who has finalized the process of determining the purchase price allocation. The excess of the purchase price over the net assets has been recorded in Goodwill in the amount of $13,918,238. An additional increase of $123,546 and a decrease of $68,750 resulted in the net effect of an increase of $54,796 in the purchase price. GS AgriFuels' results of operations for the period include the results of operations of Sustainable Systems from March 6, 2007 through June 30, 2007.

The Company is party to a Development Services Agreement with Mean Green Biodiesel of Georgia, LLC (f/k/a Cantrell Winsness Technologies, LLC) that includes assignment of rights in and to the Company's planned biodiesel project in Memphis, Tennessee. The terms of this agreement include reimbursement by Mean Green Biodiesel of Georgia, LLC of expenses incurred by the Company both prior and subsequent to the execution of the Development Services Agreement, the retention of 9% equity ownership stake by the Company in first ten million gallon per year facility developed for Mean Green Biodiesel of Georgia, LLC at the site, and the purchase of one ten million gallon per year biodiesel system from NextGen Fuel, Inc. Mean Green Biodiesel of Georgia, LLC is owned by a former consultant to the Company. The Company may decide to co-locate a wholly- or majority-owned biodiesel production facility at the Memphis site.

REVERSE MERGER - TDS (TELEMEDICINE), INC

On March 19, 2007, GS EnviroServices, Inc., a subsidiary of GS CleanTech, and its wholly owned subsidiaries, Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a/ Jones Environmental Services (NE) Inc.) entered into an Agreement and Plan of Merger and Reorganization ("Merger") with TDS (Telemedicine), a publicly held corporation. Pursuant to the Agreement,
19,000,000 shares of GS EnviroServices's common stock were issued to GS CleanTech in exchange for the purchase of GS EnviroServices and its subsidiaries. The individuals who were shareholders of TDS (Telemedicine), Inc. prior to the Merger retained 4,000,000 shares of common stock in the public company. The Merger has been accounted for as a reorganization of entities under common control.

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

On May 25, 2007, GS EnviroServices completed the reincorporation of TDS (Telemedicine) Inc. by changing its state of incorporation from New York to Delaware. Under the Merger Agreement, the Corporation merged with and into its subsidiary, GS EnviroServices, Inc., a Delaware Corporation. As of May 25, 2007, the New York Corporation has ceased to exist and the Delaware Corporation will continue to operate the New York Corporation's business under the name "GS EnviroServices, Inc."

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


ACQUISITION - VERTEX ENVIRONMENTAL SERVICES, INC.

On April 9, 2007, GS EnviroServices acquired certain assets of the Remedial Construction Group of Vertex Environmental Services, Inc. GS EnviroServices has incorporated this team of professionals with the field service division of GS EnviroServices's subsidiary Enviro-Safe Corporation. With this acquisition, GS EnviroServices will expand operations into the southern New England area with a new Rhode Island facility. We believe this acquisition will enhance and expand our business with minimal capital outlay. This expansion of our existing services through this strategic acquisition will generate incremental revenues from existing and new customers. Operations of this acquisition from the date of acquisition through June 2007 have been included in GS EnviroServices's consolidated statement of operations. The final allocation of the purchase price over the fixed assets has not been determined as of June 30, 2007. The following table summarizes the acquisition detailed above:

Cash paid directly to seller from Line of Credit ........   $387,000
         Cash paid directly to seller ...................     43,000
         Closing costs ..................................     17,842
                                                            --------
         Total purchase cost ............................   $447,842
                                                            ========
Allocation of purchase price:
         Tools and equipment ............................   $ 26,826
         Excess purchase price over fixed assets acquired    421,016
                                                            --------
         Total assets acquired ..........................   $447,842
                                                            ========

13 - RELATED PARTY TRANSACTIONS

GREENSHIFT MERGER AGREEMENT

GreenShift Corporation and GS CleanTech Corporation are party to an Agreement and Plan of Merger pursuant to which GS CleanTech Corporation will merge with and into GS CleanTech Acquisition, Inc., a newly formed special purpose subsidiary of GreenShift.

An additional pending merger involves GreenShift's majority owned GS AgriFuels Corporation and GS Energy Corporation.

Once all mergers are complete, GreenShift will have two majority owned public subsidiaries, GS AgriFuels Corporation and GS EnviroServices Corporation (f/k/a TDS (Telemedicine), Inc.). GreenShift will also hold the subsidiaries of GS CleanTech and a number of minority held investments.

GreenShift believes that both of the above mergers will be strategic for several reasons, including:

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


     o    the reduction of operational overlap and redundancies,

     o    the promotion of a unified vision among our employees,

     o the reduction of confusion to third parties such as customers, vendors, creditors, shareholders and other stakeholders,

     o the reduction of the focus, capital, and other resources required to administer multiple public entities as a result of the decreased complexity, and

     o increasing the ability of our management to focus on enhancing earnings, strengthening the Company's balance sheet, and creating value for our shareholders.

The foregoing descriptions of the transactions planned to be completed by GreenShift, GS CleanTech, GS AgriFuels and GS Energy are only a summary and are qualified in their entirety by reference to the documents and exhibits filed on Form 8-K.

LOAN TO GS AGRIFUELS FROM SEAWAY VALLEY FUND

On December 28, 2006, GS AgriFuels issued to Seaway Valley Fund, LLC a Convertible Debenture due December 28, 2008 with a face amount of $250,000 for monies received by GS AgriFuels in January 2007 from Seaway Valley in the amount of $250,000. The terms of the Convertible Debenture are set forth in Note 6. The controlling member of Seaway Valley is the Company's President and CEO. This debenture and the accompanying accrued interest was paid in full on June 14, 2007.

OTHER RELATED PARTY TRANSACTIONS

In August 2006 GS AgriFuels paid a $200,000 deposit to Warnecke Design Service, Inc. for the purchase of a NextGen Fuel 10 million gallon per year biodiesel system. The total purchase price for this system is $3,200,000, and it is expected that GS AgriFuels will take delivery of the system in the third or fourth quarter of 2007.

NextGen Fuel, Inc. has an exclusive manufacturing agreement with Warnecke Design Service, Inc., for the design, fabrication, assembly, testing, and commissioning of NextGen Fuel's biodiesel production systems. During the six months ended June 30, 2007, the Company paid deposits under the manufacturing agreement totaling approximately $1,561,733 to Warnecke, and had work in process inventory of $1,897,997 and accounts payable and accrued expenses of $1,235,600 due to Warnecke at June 30, 2007. GreenShift Corporation, the Company's majority shareholder, is also the majority shareholder of GS Energy Corporation. Warnecke Design Service, Inc. is a wholly owned subsidiary of GS Energy Corporation.

During the six months ended June 30, 2007, GS CleanTech borrowed $30,000 from David Winsness, the Company's Chief Executive Officer. The note is non-interest bearing and payable upon demand. The Company also borrowed $100,000 from Candent Corporation. Candent Corporation is owned by a relative of Kevin Kreisler, Chairman and Chief Financial Officer of GS CleanTech.

During the six months ended June 30, 2007, the Company paid $4,952 to R. Green Management for services, a company owned and operated by a relative of James F. Green, President and CEO of GS EnviroServices.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


14 - DISCONTINUED OPERATIONS

During the year ended December 31, 2006, the GS CleanTech Board of Directors adopted a plan for the sale of the Company's environmental consulting business, which was located in Mount Arlington, New Jersey and operated by EnviroSciences Inc. On May 4, 2007, the Company executed a Share Purchase Agreement with the former owners of EnviroSciences with an effective date of January 1, 2007. In exchange for the outstanding shares of EnviroSciences, Inc., the former owners agreed the pay $250,000 to the Company. This has been paid as of June 30, 2007. The Company recognized a gain of $2,494,946 from the sale. A breakdown of this purchase is as follows:


Cash received on purchase ..............................   $   250,000

         Assets disposed of ............................     1,298,382
         Liabilities disposed of .......................    (3,543,328)
                                                           -----------
         Net gain on disposals of assets and liabilities     2,244,946
                                                           -----------
         Total gain on sales of discontinued operations    $ 2,494,946
                                                           -----------

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


On July 1, 2007, the Company sold its entire interest in GS Carbon. In addition, on July 1, 2007, GS CleanTech acquired 100% of the capital stock of GS Carbon Trading, Inc., a subsidiary of GS Carbon. Certain convertible debentures and related discounts and derivative liabilities remained with GS Carbon after the sale of GS Carbon Trading, Inc. These convertible debentures are reflected in discontinued operations.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)



The components of discontinued operations for the three months ended June 30, 2007 are as follows:

                                                                       2007          2006
                                                                       ----          ----

Net revenues ...................................................   $      --      $ 3,353,081
Cost of revenues ...............................................          --        1,849,053
                                                                   -----------    -----------
     Gross profit ..............................................          --        1,504,028
                                                                   -----------    -----------

Selling, general and administrative expense ....................          --          627,258
                                                                   -----------    -----------
     Income from operations ....................................          --          876,770
                                                                   -----------    -----------
Other income and expenses, net .................................    (2,936,447)        11,746
                                                                   -----------    -----------
     Total other income and expense ............................    (2,936,447)        11,746
                                                                   -----------    -----------
     Income before provision for income taxes ..................    (2,936,447)       888,516
Total provision for tax ........................................          --         (195,000)
                                                                   -----------    -----------
     Net income (loss) from discontinued operations ............    (2,936,447)       693,516
             Gain (loss) on disposal of discontinued operations            --          (6,000)
                                                                   -----------    -----------
                   Total income (loss) - discontinued operations   $(2,936,447)  $    687,516
                                                                   ===========    ===========

The components of discontinued operations for the six months ended June 30, 2007 are as follows:

                                                                        2007           2006
                                                                        ----           ----
Net revenues ...................................................  $      --      $4,425,307
Cost of revenues ...............................................         --       2,450,504
                                                                    ----------    ----------
     Gross profit ..............................................         --       1,974,803
                                                                    ----------    ----------

Selling, general and administrative expense ....................         --         941,890
                                                                    ----------    ----------
     Income from operations ....................................         --       1,032,913
                                                                    ----------    ----------
Other income and expenses, net .................................   (2,936,447)      (14,806)
                                                                    ----------    ----------
     Total other income and expense ............................   (2,936,447)      (14,806)
                                                                    ----------    ----------
     Income before provision for income taxes ..................   (2,936,447)    1,018,107
Total provision for tax ........................................         --         228,538
                                                                    ----------    ----------
     Net income (loss) from discontinued operations ............   (2,936,447)      789,569
             Gain on disposal of discontinued operations            2,494,946         6,000
                                                                    ----------    ----------
                   Total income (loss) - discontinued operations   $ (441,501)    $ 795,569
                                                                    ==========    ==========

The results presented above for 2007 and 2006 include the operating activity for the discontinued operations for the three and six month periods. Assets and liabilities of the discontinued businesses were reported as net assets and net liabilities (current and net of current) of discontinued operations at June 30, 2007.


Assets and liabilities of discontinued operations as of June 30, 2007 are as follows:

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

Non-current assets of discontinued operations
         Other assets .............................................   $     7,500
                                                                      -----------
               Total assets of discontinued operations ............         7,500
                                                                      ===========

Current liabilities of discontinued operations:
         Accounts payable .........................................       254,958
         Accrued Expenses .........................................       340,284
         Derivative liability .....................................     3,459,562
                                                                      -----------
               Total current liabilities of discontinued operations     4,054,804
                                                                      -----------

Long term liabilities of discontinued operations:
         Convertible debentures, net of discount ..................       917,023
                                                                      -----------
Net liabilities of discontinued operations ........................   $(4,964,327)
                                                                      ===========

15 - COMMITMENTS AND CONTINGENCIES

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

GS CleanTech owns property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF). Per the requirements of the permit associated with the operation of this facility, a third party evaluation is conducted on a yearly basis to evaluate the costs associated with the retirement of this asset. Per the outcome of this evaluation, $90,000 has been placed in a trust with the Massachusetts Department of Environmental Protection listed as beneficiary. GS CleanTech has included the $90,000 in this trust as part of deposits in other assets.

GS CleanTech currently has $50,000 held in an escrow account pending review of possible expansion activities. The $50,000 is refundable and has been included in deposits on the balance sheet.

Under GS CleanTech's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $25,000. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

In February 2007, GS CleanTech received a notice from the state of New York Department of Environmental Conservation that it may be a Potentially Responsible Party in connection with the mandatory clean-up of a treatment site maintained by Frontier Chemical, to whom GS CleanTech transferred hazardous materials in the past. GS CleanTech is investigating the matter. However, as of June 30, 2007, liability has not been ascertained and amount of loss cannot be reasonably estimated. Therefore, GS CleanTech has made no allowance for any financial responsibility at this time.

On February 28, 2007 GS CleanTech issued to Kerns Manufacturing Corp. a Convertible Debenture in the principal amount of $1,000,000 in settlement of a pending legal action. The Convertible Debenture was payable on June 30, 2007 and did not bear interest. It is convertible into common stock of GS CleanTech at a conversion rate equal to 90% of the average of the closing price for the five trading days preceding conversion. GS CleanTech failed to pay the principal due on June 30, 2007. Therefore, Kerns Manufacturing Corp. has filed a motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York, Queens County, seeking $1,000,000 in damages and ancillary relief (see note 16).

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

16 - SUBSEQUENT EVENTS

PURCHASE AGREEMENT

On July 1, 2007 the Company sold its entire interest in GS Carbon, specifically 78,250 shares of preferred stock and 320,534,884 shares of Common Stock, to Seaway Capital Inc., which is owned by GS AgriFuels' current Chief Executive Officer. Seaway Capital, Inc. agreed to assume responsibility for the management and certain convertible debentures of GS Carbon Corporation, but gave no additional consideration to GreenShift Corporation.

GS CLEANTECH ACQUISITION OF GS CARBON TRADING INC.

Effective July 1, 2007, GS CleanTech acquired 100% of the capital stock of GS Carbon Trading, Inc., and its holdings in Sterling Planet, Inc., TerraPass, Inc., Air Cycle Corporation, General Ultrasonics Corporation and General Carbonics Corporation, in return for the assumption by GS CleanTech of One Million One Hundred Twenty Five Thousand ($1,125,000) in convertible debt due to Cornell Capital Partners, LP.

During July 2007, GS CleanTech liquidated its holdings in Air Cycle Corporation and Ovation Products Corporation for $335,000 and $945,000 in cash, respectively, and GS CleanTech sold 80% of its stake in TerraPass for $326,000 in cash. GS CleanTech's chairman resigned from the director posts previously held at Air Cycle and TerraPass at the time of each closing.

In addition, GS CleanTech converted the substantial majority of its investments in General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. into senior secured demand notes in the amounts of $1,574,191 (including an accretion clause for residual advances), $261,327, $191,427 (including an accretion clause for residual advances), and $500,000, respectively (GS CleanTech had previously written off its initial investment in Aerogel Composite during 2006). GS CleanTech continues to own 1,000 shares in each of General Ultrasonics, H2 Energy Solutions, General Carbonics and Aerogel Composite. GS CleanTech's chairman also resigned from the officer and director posts previously held at General Ultrasonics, General Carbonics and H2 Energy Solutions and the director post previously held at Aerogel Composite.

LEGAL MATTERS

On February 28, 2007 the Company issued to Kerns Manufacturing Corp. a Convertible Debenture in the principal amount of $1,000,000 in settlement of a pending legal action. The Convertible Debenture was payable on June 30, 2007 and did not bear interest. It is convertible into common stock of the Company at a conversion rate equal to 90% of the average of the closing price for the five trading days preceding conversion. The Company failed to pay the principal due on June 30, 2007. Therefore, Kerns Manufacturing Corp. has filed a motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York, Queens County, seeking $1,000,000 in damages and ancillary relief.

EMPLOYMENT AGREEMENTS

On July 6, 2007, GS AgriFuels signed an Employment Agreement with Tom Scozzafava with an effective date of January 1, 2007. Under the terms of this agreement, Tom Scozzafava has been employed by GS AgriFuels as its President and Chief Executive Officer. The agreement is for a term of five years and shall be automatically renewed for additional one-year terms until either party gives at least a sixty day written notice of termination. Under the terms of the agreement, Mr. Scozzafava shall be paid an annual salary of $150,000 and will be eligible to fully participate in all benefit plans maintained by GS AgriFuels. The salary will be paid in registered shares of common stock until GS AgriFuels has sufficient cash flow to support payment of the salary in cash, at which time Mr. Scozzafava may opt for payment in cash or in stock. The salary will

                     GREENSHIFT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


increase to $250,000 per year if GS AgriFuels completes an equity financing for $25,000,000 at a per share valuation of $3.00 or greater. In connection with the execution of the Employment Agreement, GreenShift Corporation assigned to Mr. Scozzafava 378,653 shares of GS AgriFuels' Series C Preferred Stock. The Company accrued $54,526 in consulting fees related to this transfer of shares. For the six months ended June 30, 2007, Mr. Scozzafava received $57,692 as compensation for past services.

RESTATEMENT OF PRIOR PERIODS

In its Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company disclosed in Note 21 to the Financial Statements the following:

A subsidiary of GS Carbon that was spun-off from GS Carbon in 2006 issued debt instruments in the principal amount of $498,074 several years ago. GS Carbon was recently presented with evidence that GS Carbon may be liable for payment of the debts. GS Carbon's management is actively investigating the facts and circumstances with respect to the debts, and is not able to determine at this time if GS Carbon has liability for the debts.

On July 26, 2007, GS Carbon determined it was liable for approximately $498,000 of convertible debt along with approximately $59,000 of related derivative liabilities at the acquisition date and that it existed at December 31, 2006 and March 31, 2007. The Company will restate its December 31, 2006 and March 31, 2007 financial statement as a result of these omissions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements

OVERVIEW OF OUR BUSINESS

GreenShift Corporation develops and supports clean technologies and companies that facilitate the efficient use of natural resources.

We face environmental challenges today that are the collective by-product of several generations of industrial development. These challenges do not originate because of this development but rather because of how our economy consumes natural resources and manages the by-products of those resources.

The resolutions to these challenges will not come from compulsory changes to how we consume things, but rather from the cost-savings and increased profits that flow from consuming things more efficiently. GreenShift's view is that this is entirely achievable through innovation and the intelligent use of technology.

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

These incremental shifts forward in both economic and environmental gain - these green shifts - are at the core of our philosophy and they are the basis for our primary operations: GS CleanTech, GS AgriFuels, GS Energy and GS EnviroServices.

We are focused on implementing this model first in the agriproducts sector, where we have sought out and commercialized applications of technology that create value-added co-product and waste extraction and refining opportunities.

Prototypical Approach

Consider the example of dry mill corn ethanol production. One third of each bushel of corn processed in an ethanol plant is converted into ethanol. Another third is exhausted out of the fermentation stage of the process in the form of carbon dioxide and the final third ends up in a cellulosic material called distillers grain which is sold as an animal feed. Increasing corn to fuel conversion efficiencies, even incrementally, at any point in this process will increase fuel production per bushel of corn, reduce costs, reduce plant emissions and enable more consumers to use less fossil fuels and more cleaner burning ethanol.

GreenShift acquires, develops and commercializes technologies that reduce these types of inefficiencies, and our approach for corn ethanol producers exemplifies the prototypical GreenShift solution: we focus on the co-products and we seek to increase fuel yields by integrating scalable and cost-effective "plug-and-play" technologies directly into the ethanol producer's facility that are designed to extract, beneficiate and refine the co-products into higher value commodities.

Our current commercial offerings, which extract corn oil out of the grain and convert it into biodiesel, increase fuel clean fuel yields to 3 gallons per bushel from 2.8 gallons per bushel. We also are supporting the commercialization of technologies to convert the remainder of the distillers grain biomass (and other locally available biomass such as corn stover) into carbon-neutral synthetic fuels (which can increase yields to more than 4.2 gallons per bushel), as well as the research and development of a process to bioreform exhaust carbon dioxide into additional clean fuels (which can increase fuel yields even higher).

OPERATIONS AND BUSINESS STRATEGY

In just two years GreenShift has raised and deployed about $40 million in capital to successfully: (i) acquire and develop technologies that are capable of cost-effective "plug-and-play" integration into existing agriproducts plants;
(ii) develop the go-to-market capabilities necessary to bring these technologies to market; (iii) complete early-stage commercialization and finalize the application of the first two of these technologies; (iv) sell and commission early-adopter and commercial implementations of these two technologies; (v) execute agreements that are vital to the foundation of our long term commercialization plans, and, importantly, (vi) initiate cash flows with our technologies.

Our operations are currently focused on sales and earnings growth through the deployment and commissioning of corn oil extraction systems, the sales of biodiesel equipment, the financing, construction and operation of our co-located corn oil biodiesel production facilities, the expansion and operation of our oilseed crush plant, and the growth of our environmental services group. These operations are currently administered in the following subsidiaries, which are shown here with their current focus and longer-term strategic goals:

>>       GS CleanTech Corporation (OTC Bulletin Board: GSCT)                    Majority Owned Public Subsidiary
>>       Process Engineering & Plant Construction Services
>>       Technology Licensing
>>       Feedstock Extraction & Sales
>>       Early Stage Technology Acquisition and Development

>>       GS AgriFuels Corporation (OTC Bulletin Board: GSGF)                    Majority Owned Public Subsidiary
>>       Biofuels Production Equipment Sales
>>       Biodiesel Production & Sales
>>       Other Biomass Derived Fuel & Energy Production & Sales
>>       Oilseed Crushing & Vegetable Oil Sales

>>       GS Energy Corporation (OTC Bulletin Board: GSEG)                       Majority Owned Public Subsidiary
>>       Equipment Manufacturing & Sales

>>       GS EnviroServices, Inc. (OTC Bulletin Board: GSEN)                     Majority Owned Public Subsidiary
>>       Industrial Waste Management and Recycling Services
>>       Environmental Engineering and Consulting Services
>>       Site Remediation Services

Our Technology Commercialization Plan

The carbon, hydrogen and other resources latent in the co-product flow of traditional agriproducts businesses are relatively easy to extract and refine into valuable products. Moreover, we believe that the dynamics of the fuel markets, the increased focused on carbon and its roles in our ecosystem and the amenability of agriproducts infrastructure to incremental process upgrades are all factors that weigh heavily in favor of mining the agriproducts vertical first.

Our technologies are robust, scalable, energy efficient, modular and capable of rapid and cost-effective "plug-and-play" integration into existing agribusiness infrastructure. These advantages converge to enable the refining of many different alternative feedstocks into clean and renewable energy and several different clean fuels cost-effectively at small scales. We believe that this capability is highly valuable because it enables us to reduce commodity risk by creating opportunities to manage production assets in response to fluctuating market conditions. No single conventional or new technology or group of technologies that we are aware of can currently achieve this.

We acquired and currently own or otherwise hold certain rights to a number of important clean technologies through our various operating companies, some of which are listed here:

Technology                             Status                          IP Rights                              Owned By
--------------------------------------------------------------------------------------------------------------------------

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

Our commercialization plan for these technologies involves the iterative integration and synergistic application of several technologies into traditional agriproducts plants in ways that enable us to upgrade production and cost-average down the capital and operating costs traditionally associated with renewable fuel production and each new technology. Our intention is to commercialize and generate cash flows from our technologies according to the following roll-out schedule:

         Step 1   corn oil extraction
         Step 2   integral biodiesel production
         Step 3   integral biomass gasification for heat and power applications
         Step 4   integral biomass gasification for liquid fuels applications
         Step 5   integral bioreformation of carbon dioxide into biomass and additional liquid fuels

Importantly, each step is designed to integrate and work with each of the previous steps as well as the host facility to capitalize on all practical operating synergies. The commercialization process for Steps 1 and 2 is complete and we are actively implementing a go-to-market based on these technologies. The technologies needed for Step 3 are complete with their early-stage commercialization process and we plan to start our marketing of these capabilities later this year. Step 4 has been proven at the small-scale pilot level and slated for a larger demonstration later this year. The technologies needed for Step 5 are still deep in the R&D stage and require additional capital to prove out. We are very committed to bringing a cost-effective implementation of bioreactor technology to market - this a key strategic initiative for GreenShift moving forward.

We intend to remain focused on developing and implementing technologies that make existing and new ethanol plants more efficient. We plan do the same for other traditional agriproducts plants, such as oilseed crush plants and animal and livestock processing plants, and upgrade these plants into integrated multi-feedstock, multi-fuel ("IMF") biorefineries.

Our long-term technology development strategy is to focus on the inevitable consequences of the way industrial processes use natural resources to make things, and to extract opportunities for positive economics by simultaneously increasing production efficiencies and reducing the upstream and downstream burdens of that production on our ecosystem. With increasing burdens on natural resources globally, both at the beginning and end of product supply chains, resource utilization must improve. GreenShift's long term mission is to make a significant contribution to achieving this.

Current Go-To-Market Activities

Technology commercialization is in general a capital intensive process that requires a tremendous amount of resources to move a single technology through research and development and into mature go-to-market execution. We are very mindful of this and we have selected technologies that integrate into each other as well as targeted host producers. While there are important technical and operational reasons for this in the case of each technology, the impact on the commercialization process for each new technology can be dramatic.

Some of our recent go-to-market achievements during the six months ended June 30, 2007 are provided here:

>>       GS CleanTech

          We acquired our patent-pending Corn Oil Extraction technology in 2005. This technology efficiently extracts crude corn oil from a co-product of ethanol production at rates and efficiencies that outstrip any conventional extraction process. Our business model for this technology is to offer it to participating ethanol facilities for no up-front cost in return for the long-term right to buy the extracted corn oil at a price equal to a discount off of diesel spot prices.

          We have executed 6 agreements to date with ethanol producers that provide for the extraction of more than 33 million gallons of crude corn oil from 7 separate ethanol facilities. Two early adopter extraction systems were sold and commissioned during 2006, and we recently commissioned our first system where we retain the right to buy and sell the extracted oil at rate equal to about 1.5 million gallons per year. We are currently selling this oil at a rate of more than $1.50 per gallon. An additional 6 systems are planned for deployment over the balance of this year and we have many similar potential contracts in our sales pipeline.

>>       GS AgriFuels

          During 2006, we acquired and completed early stage commercialization of our patent-pending NextGen Fuel continuous flow biodiesel technology. The NextGen systems, which include both direct and transesterification, are skid mounted and sized to produce 5 million or ten 10 million gallons of biodiesel per year - and they can integrate with our Corn Oil Extraction technology at small scales.

          Traditional processes typically require several hours to complete the conversion of qualified vegetable oils and animal fats into biodiesel; we intensify and idealize the conditions under which this conversion occurs and we are consequently able to complete the conversion in minutes instead of hours - at a much smaller scale than traditional processes, and at reduced capital and operating costs as compared to traditional processes. These benefits also allow us to efficiently convert a broader array of feedstocks than any traditional process that we are aware of. Since acquiring NextGen we have improved and refined the technology, completed commercialization and successfully commissioned three systems.

          We sell systems based on the NextGen technology to third party biodiesel producers in markets where we do not have a feedstock acquisition  strategy  (like  we do with  our  corn  oil  model).  Our contracted sales pipeline for sales of our NextGen biodiesel production systems to third party biodiesel producers currently exceeds $53 million.

          Notably, part of our investment thesis in the acquisition of the NextGen biodiesel production technology was its strategic impact on our go-to-market strategy for our Corn Oil Extraction technology.

          We have executed a number of letters of intent and agreements to deploy GreenShift-owned Corn Oil Extraction systems with integral NextGen biodiesel systems at 4 separate ethanol production facilities. We call these installations "Co-locates" because we are literally integrating co-located biodiesel production assets onsite at the host facility. These Co-locates will first extract and then convert about 30 million gallons of crude corn oil into biodiesel. Once built, these facilities will correspond to about $90 million in annualized biodiesel sales.

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

Minority Investments

We hold minority  stakes in the following  strategically  compatible  companies:
ZeroPoint Clean Tech, Inc. (10%; owned by GS AgriFuels), Sterling Planet, Inc. (10%; owned by GS CleanTech), and TerraPass, Inc. (2%; owned by GS CleanTech).

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

Restructuring Plan

We recently narrowed our focus to financing and supporting the development and iterative roll-out of our leading technologies and related operations. We have commercialized essential technologies that have been designed to service needs that few others currently have the capability to fulfill, and we have positioned these technologies for deployment in an expansively growing renewable fuels market.

With this narrowing in focus, we have initiated steps to simplify our capital structure. This is a process that we believe to be critical to our growth and we
are  committed  to  seeing  it  through  to  an  expedient  and   cost-effective
conclusion.

Our plan involves (1) merging GS CleanTech into GreenShift and, separately, merging GS Energy into GS AgriFuels, (2) liquidating non-core assets, and (3) restructuring and refinancing our debt while we (4) increase sales and earnings in our core business units.

GS Energy shareholders will receive 1 share of GS AgriFuels for every 1,000 shares held in GS Energy on the record date for the GS AgriFuels - GS Energy merger, and GS CleanTech shareholders will receive 1 share of GreenShift for every 3 shares of GS CleanTech held on the record date for the GreenShift - GS CleanTech merger.

We believe that the pending mergers between GreenShift and GS CleanTech, and GS AgriFuels and GS Energy will help to reduce operational overlap and redundancies, promote a unified vision among our employees, reduce the confusion created by our current structure among customers, vendors, creditors, shareholders and other stakeholders. Additionally, we believe cost efficiencies will result from the reduction of focus, capital and other resources required to administer multiple public entities, while increasing our ability to focus on creating value for our shareholders.

At the conclusion of the mergers and other transactions described above, GreenShift will have two majority-owned public subsidiaries, GS AgriFuels and GS EnviroServices, as shown here:

                             GREENSHIFT CORPORATION
                                 (OTCBB: GSHF)
              -----------------------------------------------------
         GS AGRIFUELS                                    GS ENVIROSERVICES
        (OTCBB: GSGF)                                       (OTCBB:GSEN)

The operations of each company will be as follows:

>>       GreenShift Corporation
>>       Process Engineering & Plant Construction Services
>>       Technology Licensing
>>       Feedstock Extraction & Sales
>>       Early Stage Technology Acquisition and Development

>>       GS AgriFuels Corporation (OTC Bulletin Board: GSGF)                    Majority Owned Public Subsidiary
>>       Biofuels Production Equipment Manufacturing & Sales
>>       Biodiesel Production & Sales
>>       Other Biomass Derived Fuel & Energy Production & Sales
>>       Oilseed Crushing & Vegetable Oil Sales

>>       GS EnviroServices, Inc. (OTC Bulletin Board: GSEN)                     Majority Owned Public Subsidiary
>>       Industrial Waste Management Services
>>       Environmental Engineering Services
>>       Site Remediation Services

                   Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

                       I. Risks Attendant to our Business

We Have Lost Money Historically, Which Means That We May Not Be Able to Maintain Profitability.

We have historically lost money and future losses may occur. Accordingly, we may experience liquidity and cash flow problems if we are not able to improve our operating performance or raise additional capital as needed and on acceptable terms.

Most of our Subsidiaries are Implementing New Business Plans, Which Make the Results of their Business Uncertain.

Some of our subsidiaries, such as General Ultrasonics, are development stage enterprises that are only now implementing the first stages of their business plans. Others among our subsidiaries, such as GS CleanTech or GS Energy, have been in business for several years, but have recently substantially revised their business plans. Most of our subsidiaries will be engaged in businesses in the coming year that are substantially different from their business operations in prior years. This revolution in the focus of our operations means that the success of our several enterprises will be speculative. Our subsidiaries will face the uncertainty that accompanies any new business venture. If we have not planned adequately for contingencies, one or more of our subsidiaries could fail, which would have a negative effect on our overall financial results.

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

Some of Our Businesses Are Based on Unproven Revenue Generation Models Which Means That We May Not Achieve Anticipated Revenues.

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

The Market for Alternative Energy Sources is Undetermined, and May Not Be Adequate for Sustain Prices at a Profitable Level.

Most of our subsidiaries are involved in the development or production of alternative energy, or are providing services to companies involved in the production of alternative energy. Their success will depend on the level of market acceptance of alternative energy sources. The marketing of alternative energy sources on a national scale is a phenomenon new to this decade. The portion of U.S. energy represented by alternative energy sources is still quite small. It is not possible to predict with assurance how large the market for alternative energy sources will become. If it has not developed to a sufficient breadth when our subsidiaries are ready to market their products and services, the price at which alternative energy can be sold will be limited, which may make it impossible for one or more of our subsidiaries to operate profitably.

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

Kevin Kreisler is the Chief Executive Officer of GreenShift and serves in an executive capacity with each of our primary subsidiaries. Mr. Kreisler is responsible for strategizing not only our business plan but also the means of financing it. If Mr. Kreisler were to leave us or become unable to fulfill his responsibilities, our business would be imperiled. At the very least, there would be a substantial delay in the development of our plans until a suitable replacement for Mr. Kreisler could be retained.

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

RESULTS OF OPERATIONS

THE SIX MONTHS ENDED JUNE 30, 2007 VERSUS THE SIX MONTHS ENDED JUNE 30, 2006

Revenues

Total revenues for the six months ended June 30, 2007 were $10.6 million, representing an increase of $3.8 million, or 56%, over the six months ended June 30, 2006 revenues of $6.8 million. Loss from discontinued operations of $0.4 million and a gain of $0.8 million for the six months ended June 30, 2007 and June 30, 2006, respectively, were excluded from these figures.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2007 were $8.4 million, or 79% of revenue compared to $5.5 million, or 82% of revenue for the same period in 2006.

Operating Expenses

Operating expenses for the six months ended June 30, 2007 were $15.9 million, or 150% of revenue compared to $7.0 million, or 103% of revenue for the same period in 2006. Included in the six months ended June 30, 2007 was $8.1 million in stock based compensation as compared to $1.7 million for the six months ended June 30, 2006. The increase in operating expenses is due primarily to increases in personnel and other overhead related to the Company's clean technology and renewable fuels segments.

Interest Expense

Interest expense for the six months ended June 30, 2007 was $3.8 million, representing an increase of $2.8 million from $1 million for the same period in 2006.

Expenses Associated with Derivative Instruments

Loss from the change in the fair market value of derivative liabilities was $1.9 million for the six months ended June 30, 2007 compared to $3.0 million for the six months ended June 30, 2006. Amortization of deferred financing costs and debt discounts was $1.2 million and $3.6 million, respectively.

Net Income or Loss

Net loss from continuing operations for the six months ended June 30, 2007, was $23 million as compared to a loss from continuing operations of $9.5 million from the same period in 2006. Net loss from discontinued operations of $0.4 million for six months ended June 30, 2007 and $0.8 for the same period in 2006 were excluded from the above figures. Net loss of $23.5 million for the six months ended June 30, 2007 was due primarily to increased operating expenses for new business initiatives, adjustments to the fair market value of the derivative liability instruments, interest and amortization charges associated with financing, and issuance of stock based compensation.

DERIVATIVE LIABILITIES

As of June 30, 2007 GreenShift and its subsidiaries had several convertible debentures due to Cornell Capital. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results.

The principal amount on our convertible debentures due to Cornell Capital was $31 million as of June 30, 2007 and the unamortized note discount was $5.6 million. For the quarter ended June 30, 2007, we recognized interest expense for accretion of the debt discount of $3.6 million and a loss for the change in fair value of the derivative of $1.9 million for these debentures. The derivative liability as of June 30, 2007 was $10.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Our source of liquidity is cash provided by financing activities. For the six months ended June 30, 2007, net cash provided by our operating activities was $0.9 million as compared to the net cash used by our operating activities of $0.6 million for the six months ended June 30, 2006.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At June 30, 2007 the Company had cash of $1.8 million.

Our operating activities during the first six months of 2007 provided $.9 million in cash. At June 30, 2007, accounts receivable, net of allowance for doubtful accounts, totaled $3.8 million and inventories totaled $4.7 million. Accounts payable and accrued expenses totaled $10.6 million.

For the six months ended June 30, 2007, we used $0.9 million for investing activities, and we used cash from financing activities of $0.2 million.

The Company had a working capital deficit of $45 million at June 30, 2007, which includes derivative liabilities of $10.9 million and convertible debentures of $9.9 million, net of discounts.

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

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended June 30, 2007:

Exhibit Number             Description


31.1 Certification    of   Chief    Executive    Officer    pursuant   to   Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002.

31.2 Certification    of   Chief    Financial    Officer    pursuant   to   Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002.

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

GREENSHIFT CORPORATION

By:           /S/       KEVIN KREISLER
              ------------------------
                        KEVIN KREISLER
                        Chief Executive Officer

Date:                   August 20, 2007


             /S/        JACQUELINE FLYNN
            ----------------------------
                        JACQUELINE FLYNN
                        Chief Financial Officer

Dated:                  August 20 , 2006