Form 10KSB/A
period 2006-12-31
GREENSHIFT CORP
filed 2007-10-12
CIK 1102414

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                  FORM 10-KSB/A
                                 Amendment No. 1
                            -------------------------


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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ?

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No X
                                    ---    ---

State issuer's revenues for its most recent fiscal year:  $17,850,452

The  number of  outstanding  shares of  common  stock as of April 16,  2007 was:
146,608,401. Based on the closing price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 16, 2006 was $10,451,926.

                                EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS


This Amendment No. 1 on Form 10-KSB/A, which amends and restates items identified below with respect to the Form 10-KSB, filed by GreenShift Corporation ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on April 18, 2007 (the "Original Filing"), is being filed to reflect the restatement of our financial statements for the fiscal year ended December 31, 2006.

As previously announced, our management, on July 26, 2007, concluded that the Company's previously filed financial statements as of and for year ended December 31, 2006, should no longer be relied upon as a result of the Company's determination that it was liable for approximately $498,000 of convertible debt along with approximately $59,000 of related derivative liabilities at October 9, 2006, the reverse merger date, and at December 31, 2006. In addition, management reviewed and revised its conclusions regarding its derivative instruments at December 31, 2006. This conclusion was based upon conversations between the Company and its independent auditors (Rosenberg Rich Baker Berman, CPA). During this process, management and the Board of Directors of the Company were alerted to the facts and circumstances related to the Company's liability for these debts and the revisions to the derivative calculations. Authorized officers of the Company discussed this matter with the Company's independent public accounting firm who agreed that the Company's previously issued financial statements described above could not be relied upon and needed to be restated. See "Note 23 - Restatement" in the Notes to Financial Statements for further details. This Form 10-KSB/A also amends the disclosure under "Item 8a. Controls and Procedures" in the Original Filing.

This Form 10-KSB/A only amends and restates certain information in Item 6 (Management's Discussion And Analysis Of Financial Condition And Results Of Operation), Item 7 (Financial Statements) and Item 8a (Controls and Procedures), and Item 13 (Exhibits and Reports on Form 8K), and such amendment and restatement with respect to Items 6 and 7 only reflect the restatement of the financial statements as described above. Except for the foregoing amended and restated information, this Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than the restatement), and such forward-looking statements should be read in their historical context. This Form 10-KSB/A should be read in conjunction with the Company's filings made with the SEC subsequent to the Original Filing, including any amendments to those filings


                             GREENSHIFT CORPORATION

                          ANNUAL REPORT ON FORM 10KSB/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006


                                TABLE OF CONTENTS



                                                                                                         Page No
Part I
Item 1      Description of Business .........................................................................4
Item 2      Description of Properties.......................................................................13
Item 3      Legal Proceedings...............................................................................13
Item 4      Submission of Matters to a Vote of Security Holders ............................................13

Part II
Item 5      Market for Registrant's Common Equity and Related Stockholder Matters ..........................14
Item 6      Management's Discussion and Analysis of Financial Condition and Results of Operations...........15
Item 7      Financial Statements ...........................................................................28
Item 8      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............72
Item 8A     Controls and Procedures ........................................................................72

Part III
Item 9      Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance
                 with Section 16(a) of the Exchange Act   ..................................................73
Item 10    Executive Compensation ..........................................................................75
Item 11    Security Ownership of Certain Beneficial Owners and Related Stockholder Matters .................75
Item 12    Certain Relationships and Related Transactions and Director Independence.........................75

Part IV
Item 13    Exhibits and Reports on Form 8K .................................................................77
Item 14    Principal Accountant Fees and Services ..........................................................78

Signatures..................................................................................................79


                           Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled, "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GreenShift files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the future fiscal years.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SUMMARY

GreenShift Corporation ("we," "our," "us," "GreenShift," or the "Company") develops and supports clean technologies and companies that facilitate the efficient use of natural resources.

We face environmental challenges today that are the collective result of several generations of industrial development. These challenges did not originate because of this development, per se, but rather because of mismanagement of both natural resources and, in many cases, the non-utilization of the production byproducts (commonly called "waste").

The resolution to the challenges we currently face will not likely come from changes in consumer behavior and shifts in patterns of consumption, but rather from the management of resources in the production of what is consumed, which we feel will, predictably, be driven by motive of profit. Therefore, GreenShift focuses its core activities on investing in, developing internally, or acquiring technologies that advance profits, either through cost-savings or revenue increases, and result in cleaner and more efficient methods of production.

Take a standard dry mill ethanol plant for example. In most US ethanol production facilities corn is trucked in and then milled and mashed. Ultimately, about 33% of the mass of that corn is converted to ethanol through standard alcohol distillation. Another 33% of the mass is released as CO2 during the fermentation process. The final 33% is primarily cellulosic materials called "distillers grain", and it currently cannot be converted into ethanol. These distiller grains are typically sold at relatively lower value as animal feed. GreenShift intentionally sought to target, capture and utilize the byproducts of the process (i.e. "waste") and increase the value of these byproducts. To address the standard dry mill ethanol process, our portfolio companies have developed or acquired the rights to a number of technologies that can: (i) extract higher value corn oil from lower value distillers grains; (ii) convert that corn oil into biodiesel; (iii) convert various biomass (including distillers grains) into energy or fuels; and (iv) potentially capture CO2 to grow another biomass, which could potentially be converted into additional energy. To establish these technologies, each must stand on its own as an economically feasible "add on" - each driving additional profitability.

Besides increasing the profits to the ethanol plant, the positive externalities or environmental impact of the above ethanol-specific technologies are: (i) the production of more renewable, cleaner burning fuels that can further displace petroleum, and (ii) the potential reduction of carbon emissions at the ethanol plant itself. Although certain of the above technologies are still development-stage, the approach is a model for the prototypical GreenShift solution.

We believe that across the industrial landscape there exists tremendous environmental gain potential by simply making it easier and more cost-effective to use renewable sources of energy, to burn cleaner fuels, and to utilize and transform "waste" into more valuable commodities. We accomplish this by:

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

Company                                                                                               Percent Owned
-------------------------------------------------------------------------------------------------------------------
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

Subject to the approval of GS Energy's, GS CleanTech's and GS Carbon's shareholders, our pro forma corporate structure upon the completion of the above mergers is provided below:

Company                                                                                     Pro Forma Percent Owned
--------------------------------------------------------------------------------------------------------------------
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

Technology Acquisition

We acquired and currently own or otherwise hold certain rights to a number of important clean technologies through our various platform operating companies, some of which are listed here:

Technology                             Status                          IP Rights                       Owned By
----------------------------------------------------------------------------------------------------------------
Corn Oil Extraction                    Patent-Pending                  Owned                         GS CleanTech
Flash Desiccation/Homogenization       Patented                        Exclusive License             GS CleanTech
Carbon Dioxide Bioreactor              Patented/Patent-Pending         Exclusive License/Owned       GS CleanTech
Integrated Multi-Fuels Production      Patent-Pending                  Owned                         GS CleanTech
Biodiesel Production                   Patent-Pending                  Owned                         GS AgriFuels
Biomass Gasification                   Patent-Pending                  Limited Exclusive Rights(*)   GS AgriFuels
Ultrasonic Reformation                 Patent-Pending                  Owned                         GS Carbon
Carbon Nanostructure Composites        Patent-Pending                  Owned                         GS Carbon

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

--------------------------------------------------------------------------------
Period                                                    High            Low
--------------------------------------------------------------------------------
2006 First Quarter                                        .163           .084
2006 Second Quarter                                       .373           .136
2006 Third Quarter                                        .19            .102
2006 Fourth Quarter                                       .15             .09

2005 First Quarter                                        1.70            .07
2005 Second Quarter                                       .16             .02
2005 Third Quarter                                        .37             .03
2005 Fourth Quarter                                       .24             .09

Title of Class                                   Approximate Number of Holders
Common Stock, 0.001 par value                   of Record as of April 16, 2007
                                                           149

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

FORWARD LOOKING STATEMENTS

In addition to historical information, this amended Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements

SUMMARY

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

We believe that combined applications of these technologies may have wide and disruptive application potential throughout the landscape of the agriproducts sector. Our technologies are robust, scalable, energy efficient, modular and, importantly, capable of rapid and cost-effective "plug-and-play" integration into the existing agribusiness infrastructure. These advantages converge to potentially enable the refining of many different alternative feedstocks into clean a nd renewable energy and a number of different clean fuels cost-effectively at small scales. This provides us with, what we believe to be, highly valuable opportunities to reduce commodity risk by creating opportunities to manage production assets in response to fluctuating commodity market conditions. No single conventional or new technology or group of technologies that we are aware of can currently achieve this.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

THE TWELVE MONTHS ENDED DECEMBER 31, 2006 VERSUS THE
TWELVE MONTHS ENDED DECEMBER 31, 2005

Revenues

2006                                      Corporate      CleanTech (1)   CleanFuels     CleanEnergy (2)     Other        Total
                                    -----------------------------------------------------------------------------------------------
Revenue from external customers              -           14,435,387       52,230         3,362,835            -        17,850,452

Inter-segment Revenue                        -                 -              -          2,481,964 (3)        -         2,481,964
                                     ----------------------------------------------------------------------------------------------
Total                                        -           14,435,387       52,230         5,844,799            -        20,332,416
                                    -----------------------------------------------------------------------------------------------
2005
                                    -----------------------------------------------------------------------------------------------
Total Revenue                        3,939,607           13,962,113           -          2,427,196            -        20,328,916
                                    -----------------------------------------------------------------------------------------------

(1) The amounts include of GS CleanTech Corporation, GreenWorks Engineering Corporation and GS Carbon Corporation.
(2)  The amounts include of GS Energy Corporation and TDS (Telemedicine), Inc.
(3) Amount includes revenue earned by GS Energy Corporation through sales to GS Agrifuels Corporation and GS Cleantech Corporation. The intersegment revenue of $2,481,964 eliminated at consolidations.

CORPORATE

Total revenue were $3.9 million for the year ended December 31, 2005, from GS EnviroServices, Inc. (f/k/a GreenWorks Corporation). On July 1, 2006, GS CleanTech assumed from GreenShift Corporation, 100% of the outstanding capital stock of GS Enviro Services, Inc. (f/k/a GreenWorks Corporation). GS EnviroServices, Inc. owns an enviromental engineering busiess called Enviro-Services (of Delaware) Corporation.

CLEANTECH

Total revenues were $14.4 million for the year ended December 31, 2006, corresponding to an increase of $0.4 million, or 3.0%, over 2005 revenues of $14.0 million. The increase in revenues realized during 2006 was primarily due to the addition of operating activities of a company acquired during January of 2006 which accounted for $515,549 in revenues or 4% of total revenue in 2006. Total revenues in 2005 included a major soil transportation and disposal project with our Environmental Services division of $1.6 million. Net of this major project, and revenues from the acquisition during 2006, the company realized an increase in its in base business of $1.5 million. Increased revenues from the addition of operating activities and increase in base business are expected to continue in 2007. Revenues from the discontinued operations of $3.7 million and $6.3 million for 2006 and 2005 respectively have been removed from the above figures.

CLEAN FUELS

GS AgriFuels was a shell company, without any business operations, from 2003. During the year ended December 31, 2006, the Company recorded revenue of $52,230.

CLEAN ENERGY

Total revenues were $5,844,799 for the year ended December 31, 2006, and $2,427,196 for the twelve months ended December 31, 2005.

All revenues realized during the year ended December 31, 2006 were due to the operating activities of our subsidiary, Warnecke Design Services, Inc. ("WDS"). WDS has traditionally engaged in the engineering and fabrication of manufacturing equipment for large domestic and international manufacturers, and revenues for the year ended December 31, 2006 related primarily to orders from that customer base.

WDS is currently executing a growth plan targeted at designing and fabricating processing equipment for the biofuels industry. This plan includes engineering and fabrication services for both nonaffiliated companies and GS AgriFuels and its wholly owned subsidiary NextGen Fuels, and GS CleanTech Corporation. Both of these companies are controlled through an 80% or greater ownership by GS Energy's parent company, Greenshift Corporation. Although the company expects increases in revenue from these areas of expansion, there can be no assurance that the growth plan can be successfully implemented.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cost of Revenues

Cost of revenues for the twelve months ended December 30, 2006 were $14.7 million, or 83% of revenue compared to $14.9 million, or 73% of revenue for the same period in 2005. Costs of revenues from discontinued operations of $2.1 million and $5.3 million for the twelve months ended December 31, 2006 and December 31, 2005, respectively, were excluded from these figures. The increase in cost of revenues as a percentage of sales was primarily related to the completion of low margin projects at the Company's GS Energy subsidiary, whose revenue and cost of revenue increased as a blended percentage of the Company's total sales. A breakdown of cost of revenue by segment is as follows:

CLEANTECH

Cost of revenues for the year ended December 31, 2006 were $10.8 million, or 74.5% of revenue, as compared to $10.5 million, or 74.9% of revenue in 2005. The change in cost of revenues is primarily attributable to the major soil transportation and disposal project noted above. This project was done at margins considerably lower than our base business. Cost of revenue without this project was 73.0% in 2005. Cost of sales from the discontinued operations of $2.1 million and $5.3 million for 2006 and 2005 respectively have been removed from the above figures.

CLEANENERGY

Cost of revenues for the year ended December 31, 2006 was $4,428,955, all of which were attributable to WDS. Cost of revenues included direct labor costs of $1,263,679, purchased components and other direct costs of $2,641,927, and indirect labor and manufacturing overhead of $523,349. Cost of revenues for the year ended December 31, 2005 was $2,084,966

Operating Expenses

Operating expenses for the twelve months ended December 31, 2006 were $11.1 million, or 62% of revenue compared to $9.0 million, or 44% of revenue for the same period in 2005. Included in the twelve months ended December 31, 2006 was $2.7 million in stock based compensation, equal to 15% of revenue as compared to $3.1 million for the twelve months ended December 31, 2005, or 15% of revenue. The increase in operating expenses is due primarily to increases in personnel and other overhead related to the Company's clean technology and renewable fuels segments. Selling, general and administrative expense from discontinued operations of $1.3 million and $1.7 million for 2006 and 2005 respectively, were excluded from the above figures. A breakdown of cost of revenue by segment is as follows:

CLEANTECH

     GS CleanTech

     Selling, general and administrative (SG&A) expenses for the year ended December 31, 2006 were $7.0 million or 48.4% of revenue, as compared to $4.7 million, or 33.3% of revenue in 2005. Included in SG&A expenses in 2006 was 2,249,400 in stock based compensation. 2005 SG&A expenses included an impairment of Goodwill in the amount of $532,000. Net of the stock based compensation in 2006 and impairment of goodwill in 2005, selling, general and administrative expenses overall have increased by $0.6 million in 2006 and can be attributed to the acquisition in January 2006. We expect that the percentage of these costs will decrease as a percentage of revenue in future periods. Selling, general and administrative expenses from discontinued operations of $1.3 million and $1.7 million for 2006 and 2005 respectively have been removed from the above figures.

     GS Carbon

     Selling, general and administrative expenses for the period January 14, 2006 through December 31, 2006 were $888,841 which amount was primarily attributable to the operating activities of our research and development unit, General Ultransonics Corporation.


CLEAN ENERGY

Selling, general and administrative expenses for the year ended December 31, 2006 were 1,800,620 and for the year ending December 31, 2005 were $1,772,834. Selling, general and administrative expenses are expected to remain high as a percentage of sales until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Interest Expense

Interest expense for the twelve months ended December 31, 2006 was $1.9 million, representing an increase of $0.8 million from $1.1 million for the same period in 2005. Interest expense from discontinued operations for twelve months ended December 31, 2006 and 2005 in the amount of $0.1 and $0.2 million respectively, were excluded from the above figures. A breakdown of cost of revenue by segment is as follows:

CLEANTECH

     GS CleanTech

     Interest expenses for the year ended December 31, 2006 were $0.7 million, or 5.0% of revenue, as compared to $0.5 million, or 3.8% of revenue in 2005. Increase in interest is attributable to GS CleanTech's various financings completed during 2006. Interest expense from the discontinued operations of $137,936 in 2006 and $161,116 in 2005 has been removed from the above figures.

     GS Carbon

     Interest expenses and financing costs for the year ended December 31, 2006 were $171,094 and was primarily attributable to our existing financing agreements with Cornell Capital Partners, LLP and Highgate House Funds, Ltd.

CLEAN ENERGY

Interest expenses and financing costs for the year ended December 31, 2006 were $326,849 and for the year ended December 31, 2005 were $385,626. The interest expense was primarily attributable to our financing agreements with Cornell and Highgate.

We incurred $83,653 in amortization of financing costs during the twelve months ended December 31, 2006. These expenses represent the costs incurred in connection with the Highgate and Cornell Debentures and the fees we paid to compensate the parties associated with these financing transactions.

The interest expenses and financing costs noted above are expected to decrease in future quarters due to the fact the Cornell Debentures were converted into common stock and the Highgate Debentures were assumed by GreenShift. Interest expense and financing costs could increase in future periods if the Company obtains new debt or equity financing.

Expenses Associated with Derivative Instruments

Gains from the change in the fair market value of derivative liabilities were $3.4 million for the twelve months ended December 31, 2006. Amortization of deferred financing costs and debt discounts was $7.3 million and $0.4 million in 2006 and 2005, respectively.

Net Income or Loss

Net loss from continuing operations for the twelve months ended December 31, 2006, was $17.4 million as compared to a loss from continuing operations of $5.5 million from the same period in 2005. Income from discontinued operations was $0.4 million for twelve months ended December 31, 2006 and a loss for the same period in 2005 of $3.9 million. Net loss of $16.4 million for the twelve months ended December 31, 2006 was due primarily to increased operating expenses for new business initiatives, interest and amortization charges associated with financing, and issuance of stock based compensation.

Segment Loss:

         Corporate       CleanTech (1)       CleanFuels      CleanEnergy (2)        Other              Total
         ---------       -------------       ----------      ---------------        -----              -----
2006    (1,649,936)      (11,313,560)        (2,292,047)       (1,023,150)         (143,002)       (16,421,695)

2005    (1,577,144)       (4,740,202)          (280,805)       (1,726,702)               -         (8,324,853)

(1) The amounts include of GS CleanTech Corporation, GreenWorks Engineering Corporation and GS Carbon Corporation.
(2)  The amounts include of GS Energy Corporation and TDS (Telemedicine), Inc.

CLEANTECH

     GS CleanTech

     The total net loss from continuing operations the year ended December 31, 2006 was $10.2 million or (70.9)% of revenue, as compared to a loss of $1.8 million, or (12.9)% of revenue in 2005. Included in the 2006 net loss was a settlement in the amount of $1,500,000, a loss of $4,267,826 in amortization of debt discounts, a loss of $436,667 for the write down of an investment, $2,417,918 of warrants issued associated with financing with Cornell Capital, LP and $1,520,000 of related party option issuances. The majority of the loss in 2005 was attributable to a write off of $0.5 million of goodwill associated with the environmental services operations. The income of $0.4 million and loss of $3.5 million incurred in 2006 and 2005 respectively from discontinued operations have been removed from the above figures.

     GS Carbon

     The net loss for the year ended December 31, 2006 was $310,365. The net loss incurred was due to the expenses and other factors described above.

CLEAN FUELS

GS AgriFuels was a shell company, without any business operations during the year. During that time, its expenses consisted of (a) administration expenses, and (b) write-offs of assets remaining from the business that it operated prior to 2003. During the twelve months ended December 31, 2006, GS AgriFuels incurred $1,385.253 in selling, general and administrative costs, consisting primarily of amortization of intangibles, consulting, legal and accounting expenses as well as other expenses related to the development of the Company's biofuels initiatives. GS Agrifuels incurred $1,287,675 in the amortization of financing related costs and the fair market value of the debenture-related derivative as well as interest expense, offset by a gain from the write-down of a derivative liability of $104,657.

CLEAN ENERGY

The net loss for the year ended December 31, 2006 was $1,023,150 and for the year ended December 31, 2005 was $1,876,262. The net loss incurred was due to the expenses and other factors described above.

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

The principal amount on our convertible debentures due to Cornell Capital was $32.7 million as of December 31, 2006 and the unamortized note discount was $8.3 million. For the year r ended December 31, 2006, we recognized interest expense for accretion of the debt discount of $7.3 million and a gain for the change in fair value of the derivative of $3.4 million for these debentures. The derivative liability as of December 31, 2006 was $8.8 million for debentures due to Cornell Capital.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operating, investing and financing activities. For the twelve months ended December 31, 2006, net cash used by our operating activities was $8.2 million as compared $6 million for the twelve months ended December 31, 2005.

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

Cash Flows for the Year Ended December 31, 2006

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

The Company had a working capital deficit of $29.7 million at December 31, 2006, which includes derivative liabilities of $7.7 million and convertible debentures of $6.3 million, net of discounts.

At the present time, GreenShift has no source of committed capital. We are currently investigating the availability of both equity and debt financing necessary to complete the Company's current projects. We do not know at this time if the necessary funds can be obtained nor on what terms they may be available.

ITEM 7.  FINANCIAL STATEMENTS

                                                                                                           Page No
FINANCIAL STATEMENTS

     Report of Independent Registered Public Accounting Firm....................................................29

     Consolidated Balance Sheets................................................................................30

     Consolidated Statements of Operations......................................................................32

     Consolidated Statements of Stockholders' Equity............................................................33

     Consolidated Statements of Cash Flows......................................................................35

     Notes to Consolidated Financial Statements.................................................................37


 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the  Board of  Directors  and  Stockholders  of  GreenShift  Corporation  and
Subsidiaries:

We have  audited  the  accompanying  consolidated  balance  sheet of  GreenShift
Corporation and Subsidiaries, as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GreenShift Corporation and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 23 to the Financial Statements, the Company restated its financial statements because it determined that it was liable for approximately $498,000 of convertible debt along with $59,000 of related derivative liabilities at October 9, 2006, the reverse acquisition date, and to correct errors in its derivative and warrant liabilities at December 31, 2006.


                                       /s/ Rosenberg Rich Baker Berman & Co.


Bridgewater, New Jersey
April 17, 2007, except for Note 23, as to which the date is October 10, 2007


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006
                           (As Restated, See Note 23)





 ASSETS

Current assets:
Cash ......................................................................   $ 2,006,131
Accounts receivable, net ..................................................     2,572,522
Accounts receivable - affiliate, net ......................................        49,561
Costs and estimated earnings in excess of billings on uncompleted contracts       204,262
Inventory .................................................................     1,458,203
Assets of discontinued operations .........................................       961,249
Prepaid expenses and other current assets .................................       268,741
                                                                              -----------
Total current assets ......................................................     7,520,669

Net fixed assets ..........................................................     4,043,441

Other assets:
Investment in unconsolidated subsidiary - cost method .....................     7,937,383
Investment in unconsolidated subsidiary - equity method ...................       303,077
Project development costs .................................................       270,473
Deferred financing fees ...................................................     2,480,247
Intangible assets and license agreements ..................................    14,803,597
Non-current assets of discontinued operations .............................       344,632
Deposits ..................................................................       541,838
Goodwill ..................................................................    10,753,554
                                                                              -----------
Total other assets ........................................................    37,434,801
                                                                              -----------

TOTAL ASSETS ..............................................................   $48,998,911
                                                                              ===========



                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 2006 (CONTINUED)
                           (As Restated, See Note 23)

  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

  Current liabilities:
  Accounts payable .....................................   $  3,643,307
   Accrued expenses ....................................      4,512,848
  Due to related party .................................        240,202
  Current portion of convertible debentures ............      3,877,645
  Convertible debentures - related party ...............      2,375,763
  Derivative liability .................................      7,708,546
  Notes payable and short-term borrowings ..............     10,122,522
  Current maturities of long term debt .................        227,036
  Income taxes payable .................................          2,250
   Billings in excess of cost and estimated
     Earnings on uncompleted contracts .................         21,381
  Deferred revenue .....................................      1,654,750
  Liabilities of discontinued operations ...............      2,866,972
                                                           ------------
  Total current liabilities ............................     37,253,222

  Long term convertible debenture, net of discount .....     20,977,122
  Long term convertible debenture, related party .......        340,126
  Long term debt, net of current maturities ............        628,479
  Discontinuance of operation, net of current ..........        893,624
  Other long term liability ............................         11,174
                                                           ------------
  Total long term liabilities ..........................     22,850,525
                                                           ------------

  TOTAL LIABILITIES ....................................     60,103,747

  Minority interest in consolidated subsidiary .........      1,123,832

  STOCKHOLDERS' DEFICIENCY

  Preferred stock, Series C, par $0.001,
     1,000,000 authorized, issued and outstanding ......          1,000
Common Stock, Par $.01, 200,000,000 authorized,
     118,225,849 issued and outstanding ................        118,225
  Additional paid-in-capital ...........................     58,694,969
  Accumulated deficit ..................................    (71,042,862)
                                                           ------------
  Total stockholders' deficiency .......................    (12,228,668)
                                                           ------------


          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY   $ 48,998,911
                                                           ============


            The notes to the consolidated financial statements are an
                       integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

                                                   12/31/2006        12/31/2005
                                                  ------------------------------
                                                           (As Restated)
                                                           (See Note 23)

Revenue ......................................   $  17,850,452    $  20,328,916
Cost of revenues .............................      14,730,691       14,923,009
Gross profit .................................       3,119,761        5,405,907
                                                 -------------    -------------

Operating expenses:
Selling expenses .............................       1,157,782        2,633,453
General and administrative expenses ..........       7,006,024        3,293,574
Research and development .....................         231,785             --
Stock-based compensation .....................       2,728,827        3,081,249
                                                 -------------    -------------
Total operating expenses .....................      11,124,418        9,008,276
                                                 -------------    -------------
Loss from operations .........................      (8,004,657)      (3,602,369)
                                                 -------------    -------------

Other income (expense):
Fees and other income ........................         225,000          125,000
Other expense from settlements ...............      (1,500,000)         199,794
Change in fair value of derivative instruments       3,438,214         (199,479)
Interest and dividend income .................            --             26,272
Interest expense .............................      (1,944,023)      (1,126,241)
Amortization expense, intangible assets ......        (397,018)         (60,032)
Amortization of debt discount ................      (7,345,298)        (390,835)
Impairment of goodwill and intangible assets .      (1,746,624)        (532,088)
Miscellaneous income (expense) ...............        (150,204)          46,394
Forgiveness of interest and finance charges ..         480,290             --
Gain (loss) on extinguishment of debt ........            --              7,248
Write down of investment .....................        (436,667)            --
Gain (loss) on equipment disposal ............         (30,380)          48,139
                                                 -------------    -------------
Total other expense, net .....................      (9,406,710)      (1,855,828)
                                                 -------------    -------------

Loss before provision for income taxes .......     (17,411,367)      (5,458,197)

Provision for income taxes ...................          (9,420)         (19,915)
                                                 -------------    -------------

Loss income from continuing operations .......     (17,420,787)      (5,478,112)

Income (loss) from discontinued operations ...         359,283       (3,910,429)
Net loss before minority interest ............     (17,061,504)      (9,388,541)

Minority interest ............................         639,809        1,063,688
                                                 -------------    -------------

Net loss .....................................   $ (16,421,695)   $  (8,324,853)
                                                 -------------    -------------


Net loss per common share, basic and diluted .   $       (0.15)   $       (0.13)
                                                 =============    =============

Weighted average shares of common stock
  outstanding, basic and diluted .............     110,911,972       63,542,787
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


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005



                                                                    Series B Preferred Stock            Common Stock
                                                                      Shares        Amount         Shares      Amount
                                                                    ----------------------------------------------------
Balance at 1/1/05 ..........................................           --     $       --      2,669,398     $       2,669
Balance at 1/1/05 - Entities that were acquired under
   common control during 2005 ..............................           --             --             --              --
Issuance of preferred stock in acquisition of subsidiary ...      1,000,000          1,000           --              --
Stock issued for services ..................................           --             --        5,945,877           5,946
Issuance of common stock upon conversion of debt ...........           --             --       57,476,474          57,476
Issuance of common stock for acquisitions in subsidiaries ..           --             --       48,900,000          48,900
Issuance of common stock for cash ..........................           --             --        2,189,752           2,190
Subsidiary equity transactions absorbed by the Company .....           --             --             --              --
Discount on debt (TDS) .....................................           --             --             --              --
Majority interest in variable interest entity upon
   Company's initial investment ............................           --             --             --              --
Loss from variable interest entity, net of minority interest           --             --             --              --
Deferred compensation arrangement within variable ..........           --             --             --              --
   interest entity .........................................           --             --             --              --
Net loss ...................................................           --             --             --              --
                                                                  ---------------------------------------------------------

Balance, December 31, 2005 .................................      1,000,000          1,000    117,181,501         117,181

Common stock issued for services ...........................           --             --        3,437,000           3,437
Issuance of common stock upon conversion of debt ...........           --             --       32,005,000          32,005
Issuance of common stock for acquisitions in subsidiaries ..           --             --        8,699,348           8,699
Issuance of common stock for cash ..........................           --             --        3,203,000           3,203
Common stock returned ......................................           --             --      (46,300,000)        (46,300)
Issuance of debt ...........................................           --             --             --              --
Subsidiary equity transactions absorbed by the Company .....           --             --             --              --
To eliminate deficit in variable interest entity ...........           --             --             --              --
Net loss ...................................................           --             --             --              --
                                                                                                             ------------

Balance, December 31, 2006, as Restated, See Note 23 .......      1,000,000   $      1,000    118,225,849    $    118,225
                                                                                                             ============




                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005




                                                                                                  Deficit in          Total
                                                                 Additional      Cumulative     Variable Interest  Stockholders'
                                                              Paid-In-Capital     Deficit           Entity            Equity
                                                            --------------------------------------------------------------------

Balance at 1/1/05 ..........................................   $  1,609,760      (6,073,046)           --        (4,460,617)
Balance at 1/1/05 - Entities that were acquired under
   common control during 2005 ..............................     37,418,645     (40,223,268)           --        (2,804,623)
Issuance of preferred stock in acquisition of subsidiary ...           --              --              --             1,000
Stock issued for services ..................................      1,647,226            --              --         1,653,172
Issuance of common stock upon conversion of debt ...........      2,377,829            --              --         2,435,305
Issuance of common stock for acquisitions in subsidiaries ..      3,869,600            --              --         3,918,500
Issuance of common stock for cash ..........................        354,865            --              --           357,055
Subsidiary equity transactions absorbed by the Company .....       (245,932)           --              --          (245,932)
Discount on debt (TDS) .....................................       (101,462)           --              --          (101,462)
Majority interest in variable interest entity upon
   Company's initial investment ............................           --              --           (20,127)        (20,127)
Loss from variable interest entity, net of minority interest           --              --          (324,370)       (324,370)
Deferred compensation arrangement within variable
   interest entity .........................................           --              --          (150,000)
Net loss ...................................................           --        (8,324,853)           --        (8,324,853)
                                                                ------------------------------------------------------------

Balance, December 31, 2005 .................................     46,930,531     (54,621,167)       (494,497)     (8,066,952)
                                                                -------------------------------------------------------------
Common stock issued for services ...........................        455,189            --              --           458,626
Issuance of common stock upon conversion of debt ...........      2,868,566            --              --         2,900,571
Issuance of common stock for acquisitions in subsidiaries ..        519,301            --              --           528,000
Issuance of common stock for cash ..........................        265,866            --              --           269,069
Common stock returned ......................................         46,300            --              --
                                                                ------------------------------------------------------------
Issuance of debt ...........................................        909,776            --              --           909,776
Subsidiary equity transactions absorbed by the Company .....      7,727,596            --              --         7,727,596
Loss from variable interest entity, net of minority interest           --              --          (435,659)       (435,659)
Additional investment by company ...........................           --              --           (98,000)        (98,000)
To eliminate deficit in variable interest entity ...........     (1,028,156)           --         1,028,156            --
Net loss ...................................................           --       (16,421,695)           --       (16,421,695)
                                                               -------------------------------------------------------------
Balance, December 31, 2006, as Restated, See Note 23 .......   $ 58,694,969    $(71,042,862)   $       --      $(12,228,668)
                                                               ============================================================







            The notes to the consolidated financial statements are an
                       integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2006


                                                              12/31/06     12/31/05
                                                                  (As Restated)
                                                                  (See Note 23)
                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss ................................................   $(16,421,695)   $ (8,324,853)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Debt issuance for related party payable ............           --           370,142
     Depreciation and amortization ......................        889,013         628,601
     Forgiveness of the registration rights penalty .....       (480,290)           --
     Write down of long term investment .................        436,667            --
     Bad debt recovery ..................................           --            83,270
     Stock-based compensation ...........................      2,728,827       3,081,249
     Change in allowance for doubtful accounts ..........        (10,935)           --
     Change in net assets of discontinued operations ....       (924,086)     (2,428,262)
     (Gain) loss on disposal of fixed assets ............         30,380         (48,139)
     Amortization of debt discounts .....................      7,345,298         390,835
     Change in fair value of derivative instruments .....     (3,438,214)        199,479
     Impairment of goodwill and intangible assets .......      1,746,624         532,088
     Write down of inventories ..........................           --             3,627
     Deferred income taxes ..............................           --           (18,485)
     Income from equity method investments ..............        (18,667)           --
     Gain on extinguishment of debt .....................           --            (7,248)
     Minority interest ..................................       (639,809)     (1,063,688)
     Changes in assets and liabilities,
       Accounts Receivable ..............................     (1,004,523)        347,824
       Costs and estimated earnings in excess of billings        281,334        (711,473)
       Deferred financing costs .........................           --           (68,000)
       Inventories ......................................     (1,399,777)          5,690
       Deposits .........................................       (659,712)        (89,064)
       Prepaid expenses and other current assets ........        201,143         (61,481)
       Billings in excess of earnings ...................         40,659         (36,644)
       Accounts payable .................................        377,408         349,830
       Customer deposits ................................        578,250            --
       Estimated losses on contracts in progress ........           --            24,190
       Deferred Revenue .................................           --           (67,508)
       Other Liabilities ................................           --            57,752
       Accrued expenses .................................      2,318,206         842,125
       Change in investment payable .....................       (215,000)           --
                                                             -----------    ------------
       Net cash used in operating activities ............     (8,238,899)     (6,008,143)
                                                             -----------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Construction in progress ...........................     (1,550,411)       (371,948)
     Project development costs ..........................       (270,473)           --
     Investment in unconsolidated subsidiary ............     (4,501,324)        277,824
     Cash acquired from acquisition of subsidiaries .....      2,280,937            --
     Patents ............................................        (46,797)           --
     Additions to and acquisition of PPE ................       (583,044)        (73,370)
     Acquisition of technology license ..................       (261,328)           --
     Proceeds from sale of fixed assets .................           --            38,530
                                                             -----------    ------------
       Net cash used in investing activities ............     (4,932,440)       (128,964)
                                                             -----------    ------------


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2006 (CONTINUED)

                                                                                              12/31/06         12/31/05
                                                                                           --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (Decrease) in restricted cash ............................................   $     29,254    $    (29,254)
     Advances from related parties, net ................................................        963,820            --
     Proceeds of convertible debentures ................................................     14,756,014       7,475,900
     Proceeds from collection of stock subscriptions ...................................           --           175,000
     Repayment of stock subscription receivable ........................................           --            (1,000)
     Repayment of convertible debentures ...............................................           --          (619,435)
     Proceeds from notes payable - non-affiliated parties ..............................           --           176,852
     Repayment of notes payable ........................................................     (1,128,207)     (1,093,627)
     Repayment of investment payable ...................................................       (325,000)           --
     Net activity in line of credit ....................................................          1,300            --
     Redemption of common stock ........................................................           --          (290,624)
     Redemption of preferred stock .....................................................           --          (234,930)
     Deferred financing fees ...........................................................       (310,760)         61,927
     Proceeds from issuance of common stock ............................................        269,069         341,931
                                                                                            -----------    ------------
       Net cash provided by financing activities .......................................     14,255,490       5,962,740
                                                                                            -----------    ------------

     (Decrease) increase in cash .......................................................      1,084,171        (174,367)

     Cash at beginning of period .......................................................        921,960       1,096,327

Cash at end of period ..................................................................      2,006,131         921,960

Cash paid during the period for interest ...............................................   $    811,571    $    542,144
Minority interest converted into common stock ..........................................   $     50,000    $       --

Supplemental disclosure of non-cash investing and financing activities:
     Net asset acquired in exchange for convertible debenture ..........................     13,204,437            --
     Common stock issued upon settlement of payables ...................................         33,580          41,750
     Common stock issued upon conversion of preferred stock ............................           --             8,500
     Value of warrants issued for in connection with Cornell Capital, LLC ..............      2,417,918            --
     Value of beneficial conversion feature on convertible debt ........................           --            20,165
     Value of beneficial conversion feature on convertible preferred stock .............        681,594       3,647,083
     Equity issued for financing costs .................................................        162,000            --
     Common stock issued for convertible debentures ....................................      1,559,378            --
     Debt issued in connection with deferred financing costs ...........................        455,000            --
     Acquisition of equipment and/or vehicles with long term debt ......................         71,417         306,565
     Convertible debenture conversions into common stock ...............................           --           404,122
     Other long-term debt conversions into common stock ................................           --         2,110,000
     Payables settled in stock .........................................................           --            33,580
     Vehicles purchased via financing ..................................................           --            71,145
     Net asset acquired including goodwill, excluding cash equivalents .................           --           574,978
     Less: Short term note payable issued ..............................................           --          (128,000)
     Less: Fair value of common stock issued ...........................................           --           (75,000)
     Net cash paid at acquisition ......................................................           --           371,978
     Conversion of debenture into common stock .........................................           --            54,365
     Subscription receivable from exercise of options ..................................           --            25,000
     Issuance of stock options for financing fees ......................................           --           176,485
     Issuance of preferred Series C stock for convertible debt assumption ..............           --           400,000
     Issuance of common shares for acquisition of SRTI .................................           --         1,956,521
      Increase in additional paid in capital for investment in unconsolidated subsidiary           --            50,000
     Value of beneficial conversion feature on convertible debt ........................           --           186,447
     Value of warrants issued with convertible debentures ..............................           --           144,448

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

2        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $16,421,695 for the year ended December 31, 2006. As of December 31, 2006 the Company's current liabilities exceeded current assets by $29,732,553 and it used cash in operations of $8,238,899. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet as of December 31, 2006 for cash equivalents, accounts receivable, other receivables, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. It was not practical to estimate the fair value of the convertible debt due to the nature of these items. These estimates would be based on the carrying amounts, maturities, effective interest rates and volatility of the Company's stock. The Company does not believe it is practical due to the significant volatility of the Company's stock.

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

Accounts receivable at December 31, 2006 are as follows:

Accounts receivable                                             2,758,334
Less: allowance for doubtful accounts                            (185,812)
                                                                ---------
Accounts receivable, net                                       $2,572,522
                                                               ==========

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

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event." This FASB Staff Position (FSP) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), Share-Based Payment

On October 10, 2006, the FASB issued FASB Staff Position FSP FAS 123R-5, "Amendment of FASB Staff Position FAS 123R-1. " This FASB Staff Position (FSP) addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)."

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-6, "Technical Corrections of FASB Statement No. 123(R). " This FASB Staff Position
(FSP) addresses certain technical corrections of FASB Statement No. 123 (revised
2004), Share-Based Payment.

The Company's implementation of the FASB Staff Positions on FAS 123R issued on 2006 did not have a material impact on the Company's financial position, results of operations and cash flows.

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

 4       FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of December 31, 2006:

Notes payable and short-term borrowings:
   Note payable - Stillwater ..................................................   $  6,000,000
   Note payable - NextGen sellers .............................................      4,204,437
   Vendor composition plans ...................................................         20,018
   Loan payable-overdraft line ................................................          1,300
   Loan payable-Lakeland Bank .................................................         41,329
   Note discounts .............................................................       (144,564)
                                                                                  ------------
     Total  notes payable and short term borrowings ...........................   $ 10,122,522
                                                                                  ============

Current maturities of long-term debt:

   Vehicle loans and other installment loans ..................................   $    160,032
   Mortgages and other term notes .............................................         67,004
                                                                                  ------------
      Total current maturities of long-term debt ..............................   $    227,036
                                                                                  ============

Current portion of convertible debentures:
   Cornell Capital convertible debenture (July 2005) ..........................   $    465,000
   Cornell Capital convertible debenture (October 2005) .......................      1,010,000
   Cornell Capital convertible debenture (February 2006) ......................      1,150,369
   Cornell Capital convertible debenture (April 2006) .........................      1,900,000
   Cornell Capital convertible debenture (April 2006) .........................      2,102,147
   Convertible debenture - Candent Corporation ................................      2,375,763
   Convertible debenture - Serenity Capital, LLC ..............................        211,523
   Convertible debenture - Cyrus Capital, LLC .................................        100,000
   Note discounts .............................................................     (3,061,394)
                                                                                  ------------
       Total current portion of convertible debentures ........................   $  6,253,408
                                                                                  ============

Long-term debt:
   Vehicle loan, net of current ...............................................   $    265,983
   Mortgages payable and other term notes, net of current portion .............        362,496
                                                                                  ------------
      Total long-term debt ....................................................   $    628,479
                                                                                  ============

Convertible debentures, non-current
   Cornell Capital convertible debenture (April 2006) .........................   $  4,400,000
   Cornell Capital convertible debenture (February 2006) ......................      1,949,631
   Cornell Capital convertible debenture (March 2006) .........................      1,212,329
   Cornell Capital convertible debenture (June 2006) ..........................      5,500,000
   Cornell Capital convertible debenture (October 2006) .......................     13,000,000
   Candent Corporation convertible debenture ..................................        340,126
   Convertible debenture - Former officer of GS Carbon ........................        157,948
   Note Discounts .............................................................     (5,242,786)
                                                                                  ------------
     Total convertible debentures, non-current ................................   $ 21,317,248
                                                                                  ============

The convertible debentures noted above are convertible into the common stock of the following companies at December 31, 2006:

     GreenShift ...............................................................   $  5,001,132
                                                                                  ============

     GS CleanTech .............................................................   $  8,713,670
                                                                                  ============

      GS AgriFuels ............................................................   $ 20,449,631
                                                                                  ============

      GS Carbon ...............................................................   $ 18,874,490
                                                                                  ============

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of December 31, 2006 and the Company's ability to meet such obligations:

Year                                                        Amount
----                                                        ------
2007                                                   $  17,101,040
2008                                                       2,052,320
2009                                                      19,050,125
2010                                                          91,808
2011 and thereafter                                          253,400
                                                       -------------
Total minimum payments due under current
and long-term obligations                              $ 38,548,693
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

On February 7, 2006 and April 15, 2006, , Cornell purchased an aggregate $3,050,360 in 5% debentures of which $1,150,369 is due on February 7, 2008 and $1,900.000 is due on April 15, 2008. These debenture are convertible into GreenShift's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GreenShift's common stock for the thirty days preceding conversion provided that that the Cornell may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GreenShift's outstanding common stock.

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

In connection with this Agreement, GS Carbon issued to the Buyer warrants to purchase 409,000,000 shares of the GS Carbon's Common Stock (the "Warrants") in such amounts as follows: 100,000,000 exercisable at $0.01, 165,000,000 exercisable at $0.0035 and 144,000,000 exercisable at $0.004.

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

GS Carbon has agreed to file a registration statement covering the shares of common stock underlying the securities issued no later than April 25, 2006, and will use its best efforts to have the registration statement declared effective with the Securities and Exchange Commission within 90 days of the filing date. If GS Carbon does not meet the scheduled filing and effectiveness dates, it has agreed to pay liquidated damages of 2% per 30-day period following the scheduled filing and effective date for the registration statement which, at the option of the investors, may either be in cash or common stock of GS Carbon. GS Carbon's previous registration statement was withdrawn earlier in March 2006. GS Carbon did not file the registration statement and liquidated damages began to accrue. Accrued estimated registration rights penalties of $480,290 were assumed by GS Carbon upon its recapitalization. As part of a December 18, 2006 agreement, GS Carbon agreed to extend the deadlines for registration, filing and effectiveness set forth in the Registration Rights Agreement to April 1, 2007, for filing and June 30, 2007 effectiveness. In addition, Highgate and Cornell agreed to waive the remedies they were entitled to as of December 18, 2006. The Company recorded waiver of the registration rights penalty of $480,290 through the Statement of Income for the year ended December 31, 2006.

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

CONVERTIBLE DEBENTURE - GS CARBON

On August 30, 2006, Candent Corporation ("Candent") purchased $255,077 of convertible debt previously issued by the GS Carbon to an unaffiliated third party. The Convertible Debenture provides for no interest and is convertible into the GS Carbon's common stock at the lesser of (a) 0.001 per share or (b) the amount of this debenture to be converted divided by 90% of the closing market price of the Maker's common stock for the day prior to the date of the exercise of such conversion right. Candent will be entitled to convert the debenture on the basis of the conversion price into the GS Carbon's common stock, provided that Candent cannot convert into shares that would cause Candent to own more 4.9% of the Company's outstanding common stock. The Candent debenture matured on December 31, 2006. As of December 31, 2006 GS Carbon has not been notified by Candent to demand payment of the convertible debenture. The former president of Candent is the wife of GS Carbon's former Chief Executive Officer.

On August 30, 2006, Candent purchased $85,049 of convertible debt previously issued by the GS Carbon to a former officer of GS Carbon, the principal balance of which debt was originally $242,997. These convertible debentures provide for no interest and conversion into GS Carbon's common stock at a rate equal to 90% of the closing market price of GS Carbon's common stock for the day prior to the date of the exercise of such conversion right. Each holder will be entitled to convert their debenture on the basis of the conversion price into the GS Carbon's common stock, provided that each holder cannot convert into shares that would cause that holder to own more than 4.9% of GS Carbon's outstanding common stock. Each debenture matured on December 31, 2006. During February 2007, Candent purchased $25,000 of the former officer debenture and Cornell purchased the Candent debenture of $85,049 and the $132,948 remaining on the former officer's debenture. The terms of the purchased debentures were not changed. As of December 31, 2006 GS Carbon has not been notified by any party to demand payment of the convertible debentures.

GS Carbon determined that the conversion feature of the assumed convertible debentures represent an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At December 31, 2006 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $59,031. For the period of inception (January 14, 2006) to December 31, 2006 the unrealized loss on the derivative instruments created by these debentures were $147.

5         DERIVATIVES

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion features associated with the convertible debentures are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. As of December 31, 2006 the change in the fair value of the derivative resulted in an accounting gain of $3,438,214. Amortization of the debt discount totaled $7,342,987 in 2006. The unamortized portion of the debt discount related to the derivatives was $4,534,914 at December 31, 2006. As of December 31, 2006, the fair value of the derivative liabilities was $7,708,546.

6           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) of continuing operations is comprised of the following:


Land                                                       $275,000
Buildings                                                   940,058
Leasehold improvements                                      514,070
Construction in progress                                  1,550,411
Furniture and fixtures                                       82,007
Automobiles                                                 838,655
Computer software and equipment                             232,890
Machinery and equipment                                     467,285
                                                            -------
Property, plant and equipment                             4,900,376

Less:   Accumulated depreciation                          (856,935)
                                                          ---------

Property, plant and equipment, net                       $4,043,441
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

Intangible assets at December 31, 2006 include the following:

       Energy technology                                $   14,700,000
       Technology license                                      261,328
       Patent                                                   50,000
       Permits                                                 216,500
       Accumulated amortization                               (424,231)
                                                         --------------
          Intangible Assets, net                         $   14,803,597
                                                         ==============

Amortization of intangible assets was $397,018 and $9,052 for the years ended December 31, 2006 and 2005 respectively.

Estimated amortization expense for future years is as follows:

        2007                                             $   2,146,893
        2008                                                 2,146,893
        2009                                                 2,146,893
        2010                                                 2,146,893
        2011                                                 2,143,811
        Thereafter                                           4,072,214
                                                         -------------
           Total                                         $  14,803,597
                                                         =============


On October 24, 2005, the GS CleanTech's Board of Directors adopted a plan to close the Paterson, New Jersey recycling facility operated by American Metal Recovery Corporation ("AMRC"). The plan included the discontinuation of the operations of MRTC during 2005. The decision to terminate operations at the Paterson facility was made due to overall economic factors, in particular the decreasing volume of inorganic, metal bearing wastes suitable for recycling. AMRC has ceased accepting waste and has removed all hazardous waste from the facility. AMRC has disposed of all of the equipment and cleaned the facility as required by regulation and surrendered the premises on December 31, 2005. At December 31, 2005, GS Cleantech determined that the fair value of the reporting unit associated with the New Jersey facility was zero. Based on this assessment the goodwill of $532,088 associated with this reporting unit was fully impaired.

On October 18, 2006, the Company acquired 100% of the issued and outstanding common shares of Separation and Recovery Technologies, Inc. (`SRTI') from GS Energy Corporation. The Company recorded $1,556,521 of goodwill based on this transaction. At December 31, 2006, the Company determined that there was no future economic benefit in the SRTI assets purchased and accordingly concluded that the entire goodwill of $1,556,521 was impaired.

Costs associated with the development of the GS Energy website had been capitalized, to be amortized over a five year period. In the third quarter of 2006, Management determined that the website did not represent a future economic benefit and the entire remaining balance of $190,103 was written off as of December 31, 2006. The impairment on the intangible assets is included in the Company's CleanEnergy segment.

Impairment of goodwill and intangible assets include in the Consolidated Statement of Operations at December 31, 2006 and 2005 is as follows:

                                            2006                2005

Impairment of intangible assets             $190,103             $-

Impairment of goodwill                     1,556,521           532,088
                                        -------------      -----------
                                          $1,746,624          $532,088
                                        =============      ===========


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

Summarized information about GreenShift's stock warrants outstanding at December 31, 2006 is as follows:

                                 Number of Shares Weighted Average
                                                  Exercise Price
                                 ----------------------------------

Outstanding at December 31, 2004   $      --     $       --
   Granted at fair value .......          --             --
   Forfeited ...................          --             --
   Exercised ...................          --             --
                                   -----------   ----------
Outstanding at December 31, 2005          --     $       --
   Granted at fair value .......    45,000,000         0.20
   Forfeited ...................          --             --
   Exercised ...................          --             --
                                   -----------   -----------
Outstanding at December 31, 2006   $45,000,000   $     0.20
                                   ===========   ==========

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

INVESTMENTS AT COST

The Company accounts for the following investments under the cost method:

ZeroPoint Clean Technologies, Inc.           10%             $ 2,501,325
Sustainable Systems, Inc                     12%               2,000,000
Ovation Products Corp.                       12%               1,000,000
General Hydrogen Corp.                        3%                 500,000
Tornado Trash                                --                     295
Sterling Planet, Inc.                        10%               1,685,333
Terrapass, Inc.                              10%                 250,430
                                                             -----------
                                                             $ 7,937,383

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

11       OPERATING LEASE COMMITMENTS

The Company has leases on certain office space and equipment under operating leases which expire through May 31, 2011. The following is a schedule of future minimum lease payments:


                         2007                     $  200,100
                         2008                        153,900
                         2009                        105,375
                         2010                         90,000
                         2011                         37,500
                                                   ---------
                    Total                         $  586,875
                                                   =========

12       RETIREMENT PLAN

One of the Company's subsidiaries has a deferred compensation plan (401(k) plan) from under which eligible employees are permitted to elect the amount of their salary deferrals, subject to certain statutory limitations. Currently, the Company's subsidiary provides a 10% match on all eligible employee deferrals and at its option, may add a profit share match. The gross 401(k) matching contribution expense (before reductions from forfeitures) for years ended December 31, 2006 and 2005 was $5,887 and $5,389 respectively.

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



                                                12/31/2006         12/31/2005

  Deferred Tax Asset:

  Net operating loss carry forwards         $     11,766,000   $   13,939,000

  Total deferred tax assets                       11,766,000       13,939,000

  Less: Valuation allowance                      (11,766,000)     (13,939,000)

  Net deferred tax asset                     $          --      $        --

The Company has federal net operating loss carry-forwards of approximately $32,063,000 which expire through December 31, 2026.

14       UNCOMPLETED PROJECTS

Costs and billings on uncompleted projects as of December 31, 2006 are summarized as follows:

   Costs incurred on uncompleted projects                                                $    2,300,180
   Estimated earnings (losses)                                                                  521,768
   Less:  Billings to date                                                                  (2,587,360)
                                                                                         --------------

     Totals                                                                              $      234,588
                                                                                         ==============


Included in the accompanying balance sheets under the following captions:

   Costs and estimated earnings (losses) in excess of billings on uncompleted projects   $      204,262
   Billings in excess of costs and estimated earnings on uncompleted contracts                 (21,381)
                                                                                         --------------

Net                                                                                      $      182,881
                                                                                         ==============

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

17       SEGMENT INFORMATION

GreenShift currently operates five business segments: Corporate, Clean Technology Services, Clean Fuel Production and Sales, Clean Energy Manufacturing and Sales, and Other Segments. The basis of organization of each segment is based upon the Company's business models, which include clean technology and process engineering, clean fuel production and sales and clean energy productions and sales.

Summarized financial information about each segment is as follows:


For the Twelve months ended 12/31/2006:

                                              Corporate    CleanTech (1)   CleanFuels    CleanEnergy (2)     Other         Total
                                             -----------------------------------------------------------------------------------
Revenue from external customers .........          --       14,435,387         52,230      3,362,835(3)        --       17,850,452

Intersegment revenues ...................          --             --             --        2,481,964           --        2,481,964
Interest revenue ........................          --             --             --             --             --             --
Interest expense ........................      (227,482)       763,491      1,057,475        350,539           --        1,944,023

Depreciation and amortization ...........          --          235,061           --          513,524           --          748,585

Segment loss ............................    (1,649,936)   (11,313,560)    (2,292,047)    (1,023,150)      (143,002)   (16,421,695)
Other significant non-cash items:
Shares based compensation ...............       479,426      2,249,401           --             --               --       2,728,827
Derivative instruments gain/(loss) ......     1,657,306      1,574,828        104,657        101,423             --       3,438,214
Amortization of debt discounts ..........     1,648,331      5,155,183        586,912        (45,128)            --       7,345,298


Segment assets ..........................       462,352     16,951,635     28,926,051      2,658,873             --      48,998,911

For the Twelve months ended 12/31/2005:

                                              Corporate    CleanTech (1)   CleanFuels    CleanEnergy (2)      Other         Total
                                              -------------------------------------------------------------------------------------
Revenue .................................         --       17,901,720           --        2,427,196             --      20,328,916
Inter-segment revenues ..................         --             --             --             --               --            --
Interest revenue ........................         --             --             --             --               --            --
Interest expense ........................      235,462        660,156           --          230,623             --       1,126,241
Depreciation and amortization ...........         --             --             --           60,032             --          60,032

Segment loss ............................   (1,577,144)    (4,740,202)      (280,805)    (1,726,702)            --      (8,324,853)
Other significant non cash items: .......          --
Shares based compensations ..............     1,653,172       436,644           --          991,433             --       3,081,249
Derivative instruments gain/(loss) ......     (265,679)        66,200           --             --               --        (199,479)
Amortization of debt discounts ..........         --          229,461           --          161,374             --         390,835

Segment assets ..........................    3,730,178     10,380,376           --        4,895,334              --      19,005,888

(1) The amounts include of GS CleanTech Corporation, GreenWorks Engineering Corporation and GS Carbon Corporation.
(2)  The amounts include of GS Energy Corporation and TDS (Telemedicine), Inc.
(3) Amount includes revenue earned by GS Energy Corporation through sales to GS Agrifuels Corporation and GS Cleantech Corporation. The intercompany segment revenue recorded per accrual basis of accounting.

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

GS AGRIFUELS CORPORATION (F/K/A HUGO INTERNATIONAL TELECOM, INC.)

On August 20, 2005, the Company acquired 300,000 shares of GS Agrifuels Corporation Series B Preferred Stock for $300,000.

The following summary highlights the assets acquired and liabilities assumed as of August 20, 2005:

Prepaid and other current assets ....................   $ 98,667
Goodwill ............................................    383,856
                                                        --------
      Total assets acquired .........................   $482,523
                                                        --------

Accounts payable ....................................   $182,223
Accrued expenses ....................................        300
                                                        --------
                         Total liabilities assumed ..   $182,523
                                                        --------

                                 Total purchase price   $300,000
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

TRANSACTIONS WITH CANDENT CORPORATION

GS Energy Corporation entered into an "IT Services Agreement" with Candent Corporation dated January 2, 2005, and amended March 31, 2005, for the provision of technical and customer service support for GS Energy

Corporation. The agreement called for GS Energy Corporation to issue to Candent $50,000 in cash or stock in payment for services provided during the first quarter 2005. The IT Services Agreement also called for ongoing services relative to the development of GS Energy Corporation's secondary commodities trading platform at the annualized rate of $100,000. 150,000,000 shares were issued to Candent at an average price of $0.0007 per share for services rendered in prior periods and during 2005. 150,000,000 performance-based options exercisable at $0.0005 per share were issued to Candent in April 2005. This agreement was cancelled as of December 31, 2005.

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

The components of discontinued operations are as follows:
                                                                                  2006               2005
                                                                       ---------------    ---------------
Net revenues                                                           $     3,678,232    $     6,313,885
Cost of revenues                                                             2,135,293          5,264,112
                                                                       ---------------    ---------------
           Gross profit                                                      1,542,939          1,049,773

Selling, general, and administrative expense                                 1,265,985          1,734,595
                                                                       ---------------    ---------------
           Income (loss) from operations                                       276,954          (684,822)

Impairment of assets                                                   $            --    $   (2,872,140)
Interest expense                                                             (137,936)          (161,116)
Other income and expenses                                                      248,334            163,973
                                                                       ---------------    ---------------
           Total other income and expense                                      110,398        (2,869,283)
           Income (loss) before provision for income taxes             $       387,352    $   (3,554,105)

Total provision for tax                                                         28,069              1,501
                                                                       ---------------    ---------------
           Net loss from discontinued operations                       $       359,283    $   (3,555,606)
                  Gain on disposal of discontinued operations                      ---             54,651
                                                                       ---------------    ---------------
                   Total - discontinued operations                     $       359,283    $   (3,500,955)
                                                                       ==================================

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

Assets and liabilities of discontinued operations as of December 31, 2006 are as follows:

Current assets of discontinued operations:
       Cash                                                                              $       109,177
     Accounts Receivable, net                                                                    446,446
     Other current assets                                                                        405,626
                                                                                         ---------------
     Total current assets of discontinued operations                                     $       961,249
                                                                                         ---------------

Net non-current assets of discontinued operations:
        Net fixed assets                                                                 $        56,881
     Other assets                                                                                287,751
                                                                                         ---------------
     Total current assets of discontinued operations                                     $       344,632
                                                                                         ---------------

Total assets of discontinued operations                                                  $     1,305,881
                                                                                         ===============

Current liabilities of discontinued operations:
     Accounts payable                                                                    $       774,538
     Line of credit                                                                            1,196,972
     Accrued Expenses                                                                            449,895
     Other accrued and liabilities                                                               445,567
                                                                                         ---------------
Total current liabilities of discontinued operations                                     $     2,866,972
                                                                                         ---------------

Non-current liabilities of discontinued operations                                               893,624
                                                                                          --------------

Total liabilities of discontinued operations                                             $     3,780,596
                                                                                         ---------------

Net assets of discontinued operations                                                    $   (2,474,715)
                                                                                         ===============

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

GS AgriFuels and GS CleanTech have entered into a Development Services Agreement with Mean Green Biodiesel of Georgia, LLC (f/k/a Cantrell Winsness Technologies,
LLC) that includes assignment of rights in and to the Company's planned biodiesel project in Memphis, Tennessee. The terms of this agreement include reimbursement by Mean Green Biodiesel of Georgia, LLC of expenses incurred by both GS AgriFuels and GS CleanTech both prior and subsequent to the execution of the Development Services Agreement, the retention of 9% equity ownership stake by GS AgriFuels in first ten million gallon per year facility developed for Mean Green Biodiesel of Georgia, LLC at the site, and the purchase of one ten million gallon per year biodiesel system from NextGen Fuel, Inc. Mean Green Biodiesel of Georgia, LLC is owned by a former consultant to GS CleanTech. In addition to the contract price, GS CleanTech is contingently responsible to pay 10 million shares of GS CleanTech Common Stock as penalty if construction does not commence on or before September 30, 2007. GS AgriFuels may decide to co-locate a wholly-or majority-owned biodiesel production facility on-siteat the Memphis site.

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

NOTE 23 - RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2006.

On July 26, 2007, GS Carbon determined that it was liable for approximately $498,000 of convertible debt along with approximately $59,000 of related derivative liabilities at October 9, 2006, the date GS Carbon went through a reverse merger, and at December 31, 2006. The following outlines the changes:

     1. A subsidiary of the GS Carbon that was spun-off in 2006 issued convertible debt in the principal amount of $498,074 several years ago. Management of GS Carbon was presented with evidence that the convertible debentures along with the related derivative liability of $58,884 for the conversion features related to these debentures were liabilities of the GS Carbon on the October 9, 2006, the date GS Carbon went through a reverse merger. GS Carbon calculated the derivative liability to be $59,031 on the conversion feature related to these debentures at December 31, 2006 and incurred an unrealized loss of $147 for the year ended December 31, 2006. GS Carbon originally did not book the long term convertible debentures and related derivative liability at the reverse merger date and did book the unrealized loss on these derivative instruments for the year ended December 31, 2006.

In addition GS Carbon reviewed and revised its conclusions regarding its derivative instruments at December 31, 2006. The following outlines the changes:

     1. The expected term used in the Black-Scholes model used to calculate derivative liability of $531,333 at December 31, 2006 related to conversion feature on GS Carbons's Highgate/Cornell convertible debenture was ten days. The unrealized gain on derivative instruments related to the conversion feature on the Highgate/Cornell debenture was $801,367 for the year ended December 31, 2006. GS Carbon originally used an expected term of 2.25 years in the original Black-Scholes model used to calculate the original derivative liability of $1,474,827 and recorded a unrealized loss of derivative instruments of $142,127 for the year ended December 31, 2006.

     2. The 1,652,000 warrants attached to GS Carbon's Highgate/Cornell convertible debenture were determined not to be a derivative instrument under accounting principles generally accepted in the United States of America. GS Carbon originally recorded a derivative liability of $1,230,330 and $198,193 at October 9, 2006 (reverse merger date) and December 31, 2006, respectively, and an unrealized gain on derivative instruments of $1,032,137 for the year ended December 31, 2006.

The impact of these adjustments of the Company's financial results as originally reported at December 31, 2006 and for the year ended December 31, 2006 is summarized below:

                                   As Reported      As Restated

Current liabilities ..........   $ 38,335,878    $ 37,253,222

Total liabilities ............   $ 60,688,329    $ 60,103,747

Total Stockholders' Deficiency   $(12,813,250)   $(12,228,668)

Net loss .....................   $ 16,332,905    $ 16,421,695

                     GREENSHIFT CORPORATION AND SUBSIDIARIES

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure.

In connection with that evaluation, the Company's chief executive officer and chief financial officer determined that:

o The recently discovered debts of GS Carbon Corporation that are the reason for the restatement in this amended filing were incurred prior to the 2006 acquisition of a controlling interest in GS Carbon by GreenShift Corporation

o In connection with the acquisition of control by GreenShift, a complete change in management occurred. No person who had knowledge of those debts remained associated with GS Carbon on March 31, 2007.

o As soon as management became aware of the debts, it disclosed its awareness of the debts in the Annual Report on Form 10-KSB for 2006 and commenced an investigation of the debts.

In addition the Company reviewed and revised its conclusions regarding its derivative instruments at December 31, 2006 based on subsequent review of the facts and circumstances that existed at December 31, 2006.

Based on the foregoing analyses, the Company's chief executive officer and chief financial officer concluded that there was a flaw in the Company's disclosure controls and procedures as of March 31, 2007 to the extent that the books and records of GS Carbon Corporation for the periods prior to the acquisition of control by GreenShift were incomplete and there was no employee remaining from the period prior to the acquisition who could provide information to the chief executive officer and chief financial officer regarding the missing information.

Except as set forth above, the Company's chief executive officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting him in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.


CHANGES IN INTERNAL CONTROLS

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

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Name                      Age      Position
--------------------------------------------------------------------------------
Kevin Kreisler             34    Chairman, Chief Executive Officer

Kurt Gordon                39    Director

David Winsness             38    Director

James Grainer              52    President, Chief Financial Officer

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

David Winsness - Mr. Winsness, GS CleanTech's Chief Executive Officer, was previously GS CleanTech's President and Chief Operational officer in which position he led the commercialization effort for GS CleanTech technologies. Mr. Winsness has spearheaded the addition of over a dozen patented and patent pending technologies to GS CleanTech's portfolio, six of which were developed and authored directly by Mr. Winsness, including GS CleanTech's Corn Oil Extraction Technology. Mr. Winsness is a graduate of Clemson University (B.S., Mechanical Engineering) and he has spent his professional career as a process engineer in the chemical, food, pharmaceutical and power generation markets. Prior to accepting a position with GS CleanTech, Mr. Winsness served as chief technology officer and eventually chief executive officer of Vortex Dehydration Technology where he directed the research, development and commercialization of a technology that is now GS CleanTech's Tornado Generator(TM).

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

CODE OF ETHICS

The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are only two members of management.

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

Name and Principal Position                 Annual Compensation              Long-term Compensation        All Other
                                                                                                        Compensation
---------------------------------------------------------------------------------------------------------------------
                                  Year       Salary      Bonus        Other          Shares Granted
---------------------------------------------------------------------------------------------------------------------
Kevin Kreisler                      2006  $      --  $  10,914         --              1,136,256     $           --
Chairman and Chief Executive Officer2005         --         --         --                     --                 --
                                    2004         --         --         --                     --                 --

James Grainer                       2006  $ 150,000  $  10,914         --                     --     $           --
President and Chief Financial Officer2005    84,000         --         --                     --                 --
                                    2004     56,000         --         --                     --                 --

Kurt Gordon                         2006  $      --  $      --         --                     --     $           --
Director                            2005         --         --         --                     --                 --
                                    2004         --         --         --                     --                 --

David Winsness                      2006  $      --  $  30,000         --                     --     $           --
Director                            2005         --     30,000         --                     --                 --
                                    2004         --         --         --                     --                 --


EMPLOYMENT AGREEMENTS

GreenShift's relationships with its officers are on an at-will basis.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for out-of-pocket expenses incurred on our behalf. One director, Mr. Kurt Gordon, receives $7,500 per quarter in compensation for services rendered.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the "beneficial ownership" of the Company's Common Stock as of April 16, 2007 by each of the Company's directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding Common Stock. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. On March 30, 2006 there were 146,608,401 shares of GreenShift common stock issued and outstanding as well as 1,000,000 shares of Series C Preferred Stock. The following table sets forth the number of the Company's shares beneficially owned by each person who, as of the closing, will own beneficially more than 5% of either class of the Company's voting stock, as definition given by the Regulations of the Securities and Exchange Commission, by reason of his experience in public accounting and as a chief financial officer well as the ownership of such shares by each director of the Company and the shares beneficially owned by the new directors as a group.


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

GS Energy owns a specialty manufacturing company, Warnecke Design Service, Inc., which currently provides manufacturing services for NextGen. GS AgriFuels acquired NextGen on October 30, 2006. A merger of GS Energy with GS AgriFuels is expected to be strategic to both companies for several reasons, including: (a) the integration of NextGen's and Warnecke Design's businesses can be expected to enhance operating margins for both companies while establishing an immediate stream of revenues and earnings for GS AgriFuels; and (b) merging GS Energy and GS AgriFuels can be expected to increase liquidity for both companies, which can be material to the future development activities of the combined companies. The foregoing descriptions of the transaction contemplated by GS AgriFuels and GS Energy are only a summary and are qualified in their entirety by reference to the documents filed as exhibits to this Current Report.

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

     3-a(4) Certificate of Correction of Certificate of Designation, Preferences and Rights of Series C Preferred Stock of GreenShift Corporation - filed as an exhibit to the Current Report on Form 8-K/A (Amendment No.
          1) dated Februry 15, 2006 and incorporated herein by reference.


     3-b Bylaws - filed as an exhibit to the Registration Statement on Form 10-SB And incorporated herein by reference.

     10-a Guaranty Agreement dated October 25, 2006 among Stillwater Asset-Based
          Fund, LP and GreenShift Corporation, GS AgriFuels Corporation, GS Energy Corporation and GS CleanTech Corporation Corporation - filed as an exhibit to the Current Report on Form 8-K dated October 31, 2006 and incorporated herein by reference.


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

     31.2 Certification    of    Financial     Officer    pursuant    to    Rule
          13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

GREENSHIFT CORPORATION

By:             /S/      KEVIN KREISLER
                -----------------------
                         KEVIN KREISLER
                         Chairman and Chief Executive Officer
Date:                    April 18, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                /S/      KEVIN KREISLER
                ------------------------
                         KEVIN KREISLER
                         Director, Chief Executive Officer
Date:                    April 18, 2007

                /S/      JAMES L. GRAINER
                -------------------------
                         JAMES L. GRAINER
                         Chief Financial Officer
                         Chief Accounting Officer
                         April 18, 2007

                /S/      KURT GORDON
                ------------------------
                         KURT GORDON
                         Director
Date:                    April 18, 2007

                /S/      DAVID WINSNESS
                -------------------------
                         DAVID WINSNESS
                         Director
Date:                    April 18, 2007