Form 10QSB/A
period 2007-03-31
GREENSHIFT CORP
filed 2007-10-12
CIK 1102414

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                  FORM 10-QSB/A
                                 Amendment No. 1
                            -------------------------


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

Yes ___  No ___



The number of outstanding shares of common stock as of May 18, 2007 was 184,965,265.



Transitional Small Business Disclosure Format:  Yes___   No _X__

                                EXPLANATORY NOTE

                       RESTATEMENT OF FINANCIAL STATEMENTS


This Amendment No. 1 on Form 10-QSB/A, which amends and restates items identified below with respect to the Form 10-QSB, filed by GreenShift Corporation ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on May 21, 2007 (the "Original Filing"), is being filed to reflect the restatement of our financial statements for the three months ended March 31, 2007.

As previously announced, our management, on July 26, 2007, concluded that the Company's previously filed financial statements as of and for the three months ended March 31, 2007, should no longer be relied upon as a result of the Company's determination that it's wholly-owned subsidiary GS Carbon was liable for approximately $498,000 of convertible debt along with approximately $59,000 of related derivative liabilities at October 9, 2006, the date GS Carbon went through a reverse merger, December 31, 2006 and March 31, 2007. In addition, management reviewed and revised its conclusions regarding its derivative instruments at December 31, 2006 and March 31, 2007. These conclusions were based upon conversations between the Company and its independent auditors (Rosenberg Rich Baker Berman, CPA). During this process, management and the Board of Directors of the Company were alerted to the facts and circumstances related to the Company's liability for these debts and the revisions to the derivative calculations. Authorized officers of the Company discussed this matter with the Company's independent public accounting firm who agreed that the Company's previously issued financial statements described above could not be relied upon and needed to be restated. See "Note 17 - Restatement" in the Notes to Financial Statements for further details. This Form 10-QSB/A also amends the disclosure under "Item 3. Controls and Procedures" in the Original Filing.


This Form 10-QSB/A only amends and restates certain information in Item 1 (Financial Statements), Item 2 (Management's Discussion and Analysis or Plan of Operation), Item 3 (Controls and Procedures) and Item 6 (Exhibits), and such amendment and restatement with respect to Items 1 and 2 only reflect the restatement of the financial statements as described above. Except for the foregoing amended and restated information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than the restatement), and such forward-looking statements should be read in their historical context. This Form 10-QSB/A should be read in conjunction with the Company's filings made with the SEC subsequent to the Original Filing, including any amendments to those filings



                             GREENSHIFT CORPORATION
                        QUARTERLY REPORT ON FORM 10QSB/A
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)................................................................
                  Consolidated Balance Sheet - March 31, 2007 (unaudited)........................................7
                  Consolidated Statements of Operations - for the Three Months Ended
                     March 31, 2007 (unaudited) and 2006 (unaudited).............................................9
                  Consolidated Statements of Cash Flows - for the Three Months Ended
                     March 31, 2007 (unaudited) and 2006 (unaudited)............................................10
                  Notes to Consolidated Financial Statements....................................................13
Item 2.           Management's Discussion and Analysis or Plan of Operation.....................................44
Item 3.           Controls and Procedures.......................................................................45

Part II           Other Information
Item 1.           Legal Proceedings.............................................................................46
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...................................46
Item 3.           Defaults upon Senior Securities...............................................................46
Item 4.           Submission of Matters to a Vote of Security Holders...........................................46
Item 5.           Other Information ............................................................................46
Item 6.           Exhibits and Reports on Form 8K...............................................................46

Signatures



                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED FOR MARCH 31, 2007)



                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2007
                                   (UNAUDITED)
                           (As Restated, See Note 17)

  ASSETS

Current Assets:
   Cash ......................................................................   $ 2,066,808
   Accounts Receivable, net ..................................................     3,298,374
   Notes Receivable ..........................................................         1,298
   Accrued Interest, Dividends, and Fees Receivable ..........................        43,145
   Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts       150,090
   Inventory .................................................................     5,460,557
   Prepaid Expenses and Other Current Assets .................................       527,172
                                                                                 -----------
     Total Current Assets ....................................................    11,547,444

Net Fixed Assets .............................................................     8,502,403

Other Assets:
   Investment in Unconsolidated Subsidiary at Cost ...........................     5,937,382
   Investment in Unconsolidated Subsidiary - Equity Method ...................       303,078
   Project Development Costs .................................................       276,664
   Deferred Financing Fees ...................................................     2,266,055
   Intangible Assets and License Agreements ..................................    14,465,080
   Other Assets ..............................................................        25,025
   Net Noncurrent Assets of Discontinued Operations ..........................         7,500
   Deposits ..................................................................       414,130
   Goodwill ..................................................................    23,913,180
                                                                                 -----------
     Total Other Assets ......................................................    47,608,094

                                                                                 -----------
TOTAL ASSETS .................................................................   $67,657,941
                                                                                 ===========



                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2007
                             (UNAUDITED) (CONTINUED)
                           (As Restated, See Note 17)

  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts Payable .........................................................   $  5,712,653
   Accrued Expenses .........................................................      3,243,516
   Due to Related Party .....................................................        521,100
   Current portion of Convertible Debentures ................................      4,926,577
   Convertible Debentures - Related Party, Net of Discount ..................      2,259,896
   Derivative Liability .....................................................     11,404,901
   Notes payable and short term borrowings ..................................     11,069,331
   Short-Term Borrowings - Related Party ....................................        378,475
   Current Maturities of Long Term Debt .....................................        217,071
   Current Portion of Liabilities Under Capital Lease .......................          5,116
   Billings in Excess of Cost and Estimated Earnings on Uncompleted Contracts         48,794
   Customer deposits ........................................................      3,997,000
   Liabilities of Discontinued Operations ...................................        433,692
                                                                                ------------
     Total Current Liabilities ..............................................     44,218,122

   Loans Payable - Related Parties ..........................................        260,082
   Long Term Convertible Debenture, Net of Discount .........................     29,076,040
   Long term convertible debenture, related party ...........................        280,077
   Long Term Leases Payable .................................................         38,691
   Long Term Debt, Net of Current Maturities ................................      5,211,912
   Other long term liability ................................................        202,601
                                                                                ------------
     Total Long Term Liabilities ............................................     35,069,403

                                                                                ------------
TOTAL LIABILITIES ...........................................................     79,287,525

Minority Interest in Consolidated Subsidiary ................................      1,124,187

STOCKHOLDERS' DEFICIENCY

Preferred Stock,
Series C, par $0.001, 1,000,000 authorized,
  990,875 issued and outstanding ............................................            991
Common Stock, Par $0.001, 200,000,000 authorized,
  140,507,851 issued and outstanding ........................................        140,507
Additional Paid-in-Capital ..................................................     68,850,829
Accumulated Deficit .........................................................    (81,746,098)
                                                                                ------------
Total Stockholders' Deficiency ..............................................    (12,753,771)


                                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ..............................   $ 67,657,941
                                                                                ============




                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

                                                             March 31, 2007   March 31, 2006
                                                             ------------------------------
                                                             (As Restated,
                                                             See Note 17)
Revenue ..................................................   $   4,039,941    $   4,178,668
Cost of Revenues .........................................       3,171,828        3,274,839
                                                             -------------    -------------

   Gross Profit ..........................................         868,113          903,829

Operating Expenses:
     Selling Expenses ....................................       1,305,892          972,943
     General and Administrative Expenses .................       1,566,794          823,958
     Stock Based Compensation ............................       4,682,325        2,616,201
                                                             -------------    -------------
   Total Operating Expenses ..............................       7,555,011        4,413,102
                                                             -------------    -------------

Operating Loss ...........................................      (6,686,898)      (3,509,273)

   Other Income (Expense):
     Fees and other income ...............................        (157,141)            --
     Other Expense (Income) from Settlements .............           2,279           19,260
     Change in Fair Value of Derivative Instruments ......      (2,825,315)         900,564
     Interest Expense ....................................      (1,439,854)        (376,407)
     Amortization Expense, Intangible Assets .............        (518,288)        (135,806)
     Amortization of Debt Discount .......................      (1,534,038)      (2,361,476)
     Miscellaneous Income (Expense) ......................            --              1,000
     Forgiveness of Interest and Finance Charges .........            --            119,240
     Gain/(loss) on equipment disposal ...................            (600)          18,607
                                                             -------------    -------------
          Total Other Expense, Net .......................      (6,472,957)      (1,815,018)
                                                             -------------    -------------

Loss before Provision for Income Taxes ...................     (13,159,855)      (5,324,291)

Provision for Income Taxes ...............................         (37,972)          (4,309)
                                                             -------------    -------------

Loss from Continuing Operations ..........................     (13,197,827)      (5,328,600)

Discontinued Operations:
Gain from discontinued operations ........................            --            100,053
Gain on disposal of discontinued operations ..............       2,494,946            6,000
                                                             -------------    -------------
   Total discontinued operations .........................       2,494,946          106,053

Net Loss before Minority Interest ........................     (10,702,881)      (5,222,547)
                                                             -------------    -------------

     Minority Interest ...................................            (355)         328,833
                                                             -------------    -------------

Net Loss .................................................   $ (10,703,236)   $  (4,893,714)
                                                             =============    =============

Net Loss per Common Share, Basic and Diluted .............   $       (0.08)   $       (0.04)
                                                             =============    =============
Weighted Average Shares of Common Stock Outstanding, Basic     128,480,300      108,785,938
and Diluted
                                                             =============    =============






                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

                                                                               Three months      Three months
                                                                                  Ending           Ending
                                                                              March 31, 2007     March 31, 2006
                                                                              ---------------------------------
CASH FLOW FROM OPERATING ACTIVITIES                                          (As Restated,
                                                                              See Note 17)
          Net Loss ..........................................................   $(10,703,236)   $ (4,893,714)

          Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
          Depreciation and amortization .....................................        126,246          99,233
          Stock based compensation ..........................................      4,682,325       2,616,201
          Change in fair value of derivative instruments ....................      2,825,315        (900,564)
          Amortization of debt discount .....................................      1,534,038       2,361,476
          Amortization of intangible assets .................................        518,288         135,806
          Gain on sale of discontinued operations ...........................     (2,494,946)           --
          Income from equity method of accounting ...........................           --            (5,724)
          Change in allowance for doubtful debt .............................        (52,448)           --
          Gain on exstinguishment of debt ...................................           --           (46,573)
          Change in assets/liabilities of discontinued operations ...........        (10,600)       (138,068)
          Gain on forgiveness of debt .......................................           --          (119,240)
          Deferred income tax ...............................................         17,831            --
          Amortization of beneficial conversion feature .....................        113,080            --
          Amortization of note payable discount .............................         91,219            --
          Gain on equipment disposal ........................................            600            --
          Minority interest .................................................            355        (328,833)
          Changes in assets and liabilities:

          Restricted cash ...................................................           --             1,887
          Accounts receivable ...............................................        921,757        (605,180)
          Accrued interest, dividends and fees receivable ...................        (67,119)           --
          Costs and estimated earnings in excess of billings on uncompleted
          contracts .........................................................        466,591         (20,870)
          Billings in excess of cost and estimated earnings on uncompleted
          contracts .........................................................       (396,272)        459,930
          Inventories .......................................................       (872,333)       (315,365)
          Deposits ..........................................................        599,061            --
          Prepaid expenses and other current assets .........................         99,014        (119,316)
          Estimated losses on contracts on progress .........................           --           (18,302)
          Accounts payable ..................................................     (1,089,667)        552,375
          Accrued expenses and other current liabilities ....................        716,462        (494,516)
          Deferred revenue ..................................................           --           148,584
          Short-Term Borrowings - Related Party .............................         83,656            --
          Customer deposits .................................................      2,370,222            --

          Net cash used in operating activities .............................       (520,561)     (1,630,773)


CASH FLOW FROM INVESTING ACTIVITIES

       Change in investments ................................................   $    (16,600)   $ (1,931,104)
       Long term investment .................................................        282,671            --
       Construction in progress .............................................       (685,240)           --
       Project development costs ............................................         (6,191)           --
       Issuance of note receivable ..........................................        (73,877)     (1,810,450)
       Additions to and acquisition of PPE ..................................       (655,486)        (25,491)
       Investment of intangible assets ......................................           --            (7,777)
      Net cash acquired from purchase of subsidiaries .......................      1,109,490
       Acquisition of technology license ....................................           --
                                                                                ------------    ------------

          Net cash used in investing activities .............................   $    (45,233)   $ (3,774,822)






                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED) CONTINUED

                                                                           Three months     Three months
                                                                              Ending            Ending
                                                                           March 31, 2007    March 31, 2006
                                                                           ------------------------------
                                                                          (As Restated
                                                                           See Note 17)
CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of short term borrowings .................................    $   (3,500)     $ (90,999)
      Loan due to affiliate ..............................................       703,890           --
      Loan due from affiliate ............................................      (294,317)          --
      Advances from related parties, net .................................      (607,949)
      Convertible debenture ..............................................          --
      Proceeds from convertible debenture, net of financing costs ........     1,000,000           --
      Net proceeds from short term borrowings - related party ............        65,261
      Short term borrowings, related party ...............................          --          723,810
      Loan due from related party ........................................       130,000        426,054
      Issuance of (repayment of) long term debt ..........................       (30,764)       (62,538)
      Issuance of notes payable ..........................................      (965,250)          --
      Proceeds from (repayment of) convertible debentures ................       224,577       (353,707)
      Proceeds from related party convertible debentures .................       250,000           --
      Repayments of lease payable ........................................        (2,235)          --
      Repayment of notes payable .........................................        (5,275)     2,162,611
      Repayment of term financing ........................................          --          (25,000)
      Repayment of investment payable ....................................          --         (440,000)
      Redemption of preferred stock ......................................            (9)          --
      Issuance of convertible debentures-related party ...................      (151,653)        27,020
      Deferred financing fees ............................................          --         (113,646)
      Proceeds from issuance of common stock .............................       313,695      2,989,083
                                                                             -----------    -----------

          Net cash provided by  financing activities .....................   $   626,471    $ 5,242,688
                                                                             -----------    -----------
    Net increase (decrease) in cash ......................................   $    60,677    $  (162,907)
     Cash at beginning of period .........................................     2,006,131        921,960
                                                                             -----------    -----------
     Cash at end of period ...............................................   $ 2,066,808    $   759,053
                                                                             ===========    ===========

Cash paid during the year for interest ...................................   $     9,746    $    10,739

Supplemental statement of non-cash investing and and financing activities:

     Acquisition of equipment and/or vehicles with long term debt ........        32,829         43,527
     Acquisition of technology license ...................................       191,427           --
     Discounts on convertible debt .......................................       954,603           --
     Beneficial conversion on convertible debt ...........................       221,208           --
     Issuance of common stock for acquisition in subsidiaries ............          --        2,192,016
     Acquisition of technology license ...................................          --          211,328
     Issuance of stock subscription ......................................          --           75,000
     Issuance of stock options for services ..............................          --          300,000
     Conversion of debenture and accrued interest into common stock ......          --          404,122
     Issuance of common stock for services ...............................          --          160,000
     Conversion of Series A Preferred stock to common stock ..............          --        3,000,000
     Cancellation of Series B Preferred stock ............................          --              252
                                                                                    --        1,150,369



                                       9

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


During the quarter ended March 31, 2007 the Company's operations were administered through the following companies:

Company                                                           Business Model
----------------------------------------------------------------- -------------------------------------------

GS CleanTech Corporation (OTC Bulletin Board: GSCT)               Clean Technology and Process Engineering
----------------------------------------------------------------- -------------------------------------------

GS Agrifuels Corporation (OTC Bulletin Board: GSGF)               Clean Fuels Production and Sales
----------------------------------------------------------------- -------------------------------------------

GS Energy Corporation (OTC Bulletin Board: GSEG)                  Clean Energy Equipment Production and Sales
----------------------------------------------------------------- -------------------------------------------

GS Carbon Corporation (OTC Bulletin Board: GSCR)                  Decarbonization Research and Development
----------------------------------------------------------------- --------------------------------------------



3 - GOING CONCERN


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $10,703,236 for the three months ended March 31, 2007. As of March 31, 2007 the Company's current liabilities exceeded current assets by $32,670,678 and it used cash in operations of $593,904. These matters raise substantial doubt about the Company's ability to continue as a going concern.


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

RECLASSIFICATION

Certain reclassifications were made to March 31, 2006 financial statements to confirm to the March 31, 2007 presentation.

 5 - FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of March 31, 2007:

Notes payable and short-term borrowings:

     Note payable - Stillwater                                                            $ 5,094,000
     Note payable - NextGen sellers                                                         4,029,437
     Note payable - American State Bank                                                     1,800,000
     Vendor composition plans                                                                   7,015
     Loan payable-overdraft line                                                                1,300
     Loan payable - Lakeland Bank                                                              37,579
      Note payable - Sustainable Sellers                                                       100,000
                                                                                              -------
          Total notes payable and short term borrowings                                   $ 11,069,331

Current maturities of long-term debt:

     Vehicle loans and other installment loans                                              $ 156,806
     Mortgages and other term notes                                                            60,265
         Total current maturities of long-term debt                                         $ 217,071
                                                                                            =========

Current portion of convertible debentures:

     Cornell Capital convertible debenture (July 2005)                                      $ 465,000
     Cornell Capital convertible debenture (October 2005)                                   1,010,000
     Cornell Capital convertible debenture (February 2006)                                  1,150,369
     Cornell Capital convertible debenture (April 2006)                                     1,900,000
     Cornell Capital convertible debenture (April 2006)                                     1,668,444
     Convertible debenture - Candent Corporation                                            2,259,896
     Convertible debenture - Kerns Manufacturing Corp                                         500,000
     Convertible debenture - Kerns Manufacturing Corp                                       1,000,000
     Note discounts                                                                       (2,767,236)
                                                                                          -----------
         Total current portion of convertible debentures                                  $ 7,186,473
                                                                                          ===========

Long-term debt:

     Vehicle loan, net of current                                                           $ 263,811
     Note payable - Sustainable sellers                                                     1,900,000
     Note payable - MT Dept of Agriculture                                                    124,052
     Note payable - First Community Bank                                                    1,381,733
     Note payable - Great Northern Development                                                300,000
     Note payable - Great Northern Development                                                724,162
     Note payable - Great Northern Development                                                140,857
     Mortgages payable and other term notes, net of current portion                           377,297
                                                                                           ----------

         Total long term debt                                                             $ 5,211,912
                                                                                          ===========
Convertible debentures, non-current:

     Cornell Capital convertible debenture (April 2006)                                   $ 4,400,000
     Cornell Capital convertible debenture (February 2006)                                  1,949,631
     Cornell Capital convertible debenture (March 2006)                                     1,145,719
     Cornell Capital convertible debenture (February 2007)                                  1,125,000
     Cornell Capital convertible debenture (June 2006)                                      5,500,000
     Cornell Capital convertible debenture (October 2006)                                  13,000,000
     Candent Corporation convertible debenture                                                280,077
     Cornell Capital convertible debenture (February 2007)                                    217,997
     Sustainable Systems, Inc. convertible debenture (March 2007)
                                                                                      3,552,005
     Sustainable Systems, Inc. convertible debenture (March 2007)                           3,552,013
     Note Discounts                                                                       (5,366,325)
                                                                                          -----------
     Total convertible debentures, non-current                                            $29,356,117
                                                                                          ===========

The convertible debentures noted above are convertible into the common stock of the following companies at December 31, 2006:

     Greenshift                                                    4,885,265
                                                                 ===========
     GS Cleantech                                                  9,468,444
                                                                 ===========
     GS Agrifuels                                                 27,553,649
                                                                 ===========
     GS Carbon                                                   141,746,117
                                                                 ===========

     The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of March 31, 2007 and the Company's ability to meet such obligations:

     ---------------------------------------- -------------------
     Year                                              Amount
     2007                                             $19,388,695
     2008                                               8,039,835
     2009                                              30,782,323
     2010                                                 809,653
     2011 and thereafter                                2,258,066
                                                       ---------

     Total minimum payments due under current
      and long-term obligations                       $61,278,572
     ------------------------------------------------------------

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

CONVERTIBLE DEBENTURE - SEAWAY VALLEY FUND

On December 28, 2006, GS Agrifuels issued to Seaway Valley Fund, LLC, a Convertible Debenture due December 28, 2008 with a face amount of $250,000 for monies ultimately received in January 2007 by GS Agrifuels from Seaway Valley in the amount of $250,000. The terms of the Convertible Debenture are the following: (i) an interest rate of eight percent (8%) payable, at the option of Seaway Valley, in cash or registered common stock in GS AgriFuels Corporation or any combination thereof; (ii) shall become due and be payable monthly commencing March 31, 2007, unless otherwise waived or deferred by Seaway Valley; (iii) payment in full or in part of principal plus accrued but unpaid interest shall be made only upon demand by Seaway Valley commencing April 31, 2007; (iv) any unpaid balance, at the option of Seaway Valley, shall become immediately due and payable without notice or demand in the event of default, and (v) any accrued and unpaid interest shall be convertible upon demand of Seaway Valley into registered shares of common stock equal to the lower of: (a) $3.00 per share; or
(b) the lowest convertible debenture conversion price, preferred, common or any other class of stock or convertible security issuance price, or warrant or option issuance price, issued from December 28, 2006 until the time of conversion(s); or (c) 100% of the closing market price as of the date hereof provided that any such conversion price shall not trigger a lowering of the conversion price of any convertible debenture(s) outstanding at December 28, 2006. As of the date of this filing, Seaway Valley has received neither cash re-payments of principal or cash payments of interest, nor has it exercised his right to convert any obligations in GS AgriFuels common stock. For the three months ending March 31, 2007, interest expense of $3,616 for this obligation was incurred and accrued. The controlling member of Seaway Valley is the President and CEO of GS AgriFuels.

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

CONVERTIBLE DEBENTURES - SUSTAINABLE SYSTEMS SELLERS

On March 26, 2007, GS AgriFuels acquired about 85% of the outstanding capital stock of Sustainable Systems, Inc. for a total purchase price of $12.6 million. Sustainable owns an oilseed crushing facility in Culbertson, Montana, and is in the business of producing and selling high oleic safflower, sunflower, and canola and other high value vegetable oils. The Company issued convertible debentures at the closing for $3.55 million due on the first anniversary of the closing and another $3.55 million due on the second anniversary of the closing. The debentures accrue interest at 5% per annum and are to be paid on a pro-rated basis on each relevant maturity date. The convertible debentures are convertible into the Company's common stock at the option of the holder any time after each of their respective maturity dates at a rate equal to the volume weighted average price of the common stock for the 20 trading days prior to any such date of conversion with a minimum conversion price of $4.50. If at the time of conversion the market price for GS AgriFuels common stock is less than $4.50, an additional amount will be due equal to a) $4.50 minus the stock price multiplied by b) the number of shares due on conversion. The convertible debentures may be redeemed with cash by the Company at any time prior to conversion by the holder without penalty. The Company's obligations under the Note and the convertible debentures are secured by the Company's Sustainable common stock holdings. For the three months ending March 31, 2007, interest expense of $24,329 for these obligations was incurred and accrued.


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


CORNELL CAPITAL CONVERTIBLE DEBENTURES - GS CARBON

On March 23, 2006, DirectView entered into a Securities Purchase Agreement (the "Agreement"), with Cornell Capital Partners, LP, ("Cornell"), and Highgate
(Cornell and Highgate collectively, "Buyers"). In connection with this Agreement, Highgate converted old debentures for conversion into new 10% Secured Convertible Debentures amounting to $1,062,329 (including accrued interest of $62,329) and Cornell purchased additional secured convertible debentures amounting to $150,000 for the total purchase price of $1,212,329 (the "Purchase Price"). The debentures are due on March 23, 2009. In connection with the Agreement, DirectView paid Yorkville Advisors LLC a fee equal to $15,000 and a structuring fee to Yorkville Advisors LLC of $5,000 from the proceeds of the Closing. Accordingly, DirectView received net proceeds of $130,000.

Each of the 10% Secured Convertible Debentures provides for interest in the amount of 10% per annum and are convertible at the lesser of $0.015 or 85% of the lowest closing bid price of DirectView's common stock during the 10 trading days immediately preceding the conversion date.

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

In connection with this Agreement,f GS Carbon issued to the Buyer warrants to purchase 1,636,000 shares of GS Carbon's Common Stock (the "Warrants") in such amounts as set forth on below.

                                                Exercise price
 Number of warrants                                per share
--------------------------------------------------------------
   400,000                                          $ 2.50
   660,000                                          $ 0.875
   576,000                                          $ 1.00
--------------------------------------------------------------
1,636,000
=========

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

GS Carbon determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. GS Carbon believes that the aforementioned embedded derivatives meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as separate derivatives with a corresponding value recorded as liability. Accordingly, the fair value of these derivative instruments has been recorded as a liability on the consolidated balance sheet. The change in the fair value of the liability for derivative contracts will be credited to other income/ (expense) in the consolidated statements of operations. The $1,212,329 face amount of the debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in this debenture resulted in an initial debt discount of $1,192,329 and an initial loss on the valuation of derivative liabilities of $262,219. At March 31, 2007 the conversion derivative liability on the Highgate debt calculated using the Black-Scholes model was $1,514,428. For the three months ended March 31, 2007 the unrealized loss on the conversion derivative on the Highgate date was $983,095.

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

At March 31, 2007 the fair value of the conversion derivative liability created by this debenture calculated using the Black-Scholes model was $1,406,250. For the three months ended March 31, 2007 the unrealized gain on the derivative instrument created by this debenture was $1,406,250.

On August 30, 2006, Candent Corporation ("Candent") purchased $255,077 of convertible debt previously issued by the GS Carbon to an unaffiliated third party. The Convertible Debenture provides for no interest and is convertible into the GS Carbon's common stock at the lesser of (a) 0.001 per share or (b) the amount of this debenture to be converted divided by 90% of the closing market price of the Maker's common stock for the day prior to the date of the exercise of such conversion right. Candent will be entitled to convert the debenture on the basis of the conversion price into the GS Carbon's common stock, provided that Candent cannot convert into shares that would cause Candent to own more 4.9% of the Company's outstanding common stock. The Candent debenture matured on December 31, 2006. As of March 31, 2007 GS Carbon has not been notified by Candent to demand payment of the convertible debenture. The former president of Candent is the wife of GS Carbon's former Chief Executive Officer.

On August 30, 2006, Candent purchased $85,049 of convertible debt previously issued by the GS Carbon to a former officer of GS Carbon, the principal balance of which debt was originally $242,997. These convertible debentures provide for no interest and conversion into GS Carbon's common stock at a rate equal to 90% of the closing market price of GS Carbon's common stock for the day prior to the date of the exercise of such conversion right. Each holder will be entitled to convert their debenture on the basis of the conversion price into the GS Carbon's common stock, provided that each holder cannot convert into shares that would cause that holder to own more than 4.9% of the GS Carbon's outstanding common stock. Each debenture matured on December 31, 2006. During February 2007, Candent purchased $25,000 of the former officer debenture and Cornell purchased the Candent debenture of $85,049 and the $132,948 remaining on the former officer's debenture. The terms of the purchased debentures were not changed. As of March 31, 2007 GS Carbon has not been notified by any party to demand payment of the convertible debentures.

GS Carbon determined that the conversion feature of the assumed convertible debentures represent an embedded derivative since the debentures are convertible into a variable number of shares upon conversion. Accordingly, the assumed convertible debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At March 31, 2007 the fair value of the conversion derivative liability created by the assumed debentures calculated using the Black-Scholes model was $59,391. For three months ended March 31, 2007 the unrealized loss on the derivative instrument created by this debenture was $360.

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

6 - DERIVATIVES

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion features associated with the convertible debentures are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. As of March 31, 2007 the change in the fair value of the derivative resulted in an accounting loss of $2,825,315. Amortization of the debt discount totaled $1,534,038 for the three months ended March 31, 2007. The unamortized portion of the debt discount related to the derivatives was $4,534,914 at March 31, 2007. As of March 31, 2007, the fair value of the derivative liabilities was $11,404,901.

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

Technology licenses included with intangible assets, consist of the following at March 31, 2007:

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

10 - INCOME TAXES

The Company currently files an income tax return in the U.S. federal jurisdiction as well as in the State of New York. Tax returns for the year 2006 remain open for examination in various tax jurisdictions in which it operates or operated.

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

Summarized financial information about each segment is as follows:


For the three months ended 3/31/2007:

                                   Corporate     CleanTech (1)     Clean Fuels    CleanEnergy       Other          Total
                                                                                     (2)
                               ----------------------------------------------------------------------------------------------
Revenue from external customers       -                 3,263,206        418,138       358,597       -             4,039,941
                                                            (3)          (3)
Inter-segment revenues                -                    27,972      1,446,568      -              -             1,474,540
Interest revenue                      -                -                -             -              -              -

Interest expense                         63,180           435,439        934,131         7,104       -             1,439,854


Depreciation and amortization         -                    85,810        526,822        31,902                       644,534

Segment loss                        (1,453,128)       (5,038,858)    (4,053,768)     (157,482)       -          (10,703,236)
Other significant non cash
items:
Shares based compensation               898,332         1,899,212      1,884,781      -              -             4,682,325
Derivative instruments
gain/(loss)                                 570       (2,825,885)       -             -              -           (2,825,315)
Amortization of debt discount            81,724         1,229,339        222,975                                   1,534,038


Segment assets                          301,537        17,843,809     47,328,442     2,750,481       (566,328)    67,657,941

For the three months ended 3/31/2006:

                                         Corporate  CleanTech (1)    CleanFuels     CleanEnergy       Other          Total
                                                                                         (2)
                                      -----------------------------------------------------------------------------------------

Revenue                                      -               3,174,925      -            1,003,743      -            4,178,668
Inter-segment revenues                                       -              -             -             -             -
Interest revenue                             -               -              -             -             -             -
Interest expense                              158,614        2,318,376        29,734       231,159      -            2,737,883

Depreciation and amortization                -                  56,934      -              178,105      -              235,039
Segment loss                                (283,851)      (3,864,955)      (39,754)     (705,154)      -          (4,893,714)
Other significant non cash items:
Shares based compensation                   2,081,201        -              -              535,000      -            2,616,201
Derivative instruments gain                   441,414          459,150      -             -             -              900,564
Amortization of debt discount                -               2,073,379        26,164       261,933      -            2,361,476

(1) The amounts include of GS CleanTech Corporation, GreenWorks Engineering Corporation and GS Carbon Corporation.

(2)  The amounts include of GS Energy Corporation and TDS (Telemedicine), Inc.

(3) Amount includes revenue earned by GS Energy Corporation through sales to GS Agrifuels Corporation and GS Cleantech Corporation. The inter-segment revenue recorded per accrual basis of accounting.

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

Cash received on purchase ....................   $   250,000

Assets disposed of ...........................     1,298,382
Liabilities disposed of ......................    (3,543,328)
                                                 -----------
Net gain on disposal of assets and liabilities     2,244,946
                                                 -----------

Total gain on sales of discontinued operation    $ 2,494,946
                                                 ===========

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

The components of discontinued operations are as follows:

                                                                              2007               2006
                                                                              ----               ----
Net revenues ........................................................       $      --      $ 1,072,226
Cost of revenues ....................................................              --          601,451
                                                                            -----------    -----------
           Gross profit .............................................              --          470,775
                                                                            -----------    -----------
Selling, general and administrative expense .........................              --          314,632
                                                                            -----------    -----------
           Income from operations ...................................              --          156,143
                                                                            -----------    -----------
Other income and expenses, net ......................................              --          (26,552)
                                                                            -----------    -----------
           Total other income and expense ...........................              --          (26,552)
                                                                            -----------    -----------
           Income before provision for income taxes .................              --         (127,591)
Total provision for tax .............................................              --          (27,538)
                                                                            -----------    -----------
           Net income (loss) from discontinued operations ...........              --          100,053
                   Gain (loss) on disposal of discontinued operations              --            6,000
                                                                            -----------    -----------
                   Total income (loss) - discontinued operations ....   $          -- $        106,053
                                                                            ===========    ===========


The results presented above for 2007 and 2006 include the operating activity for the discontinued operations for the 3 month period. Assets and liabilities of the discontinued businesses were reported as net assets and net liabilities (current and net of current) of discontinued operations at March 31, 2007.

Assets and liabilities of discontinued operations as of March 31, 2007 are as follows:

Non-current assets of discontinued operations

     Other assets .....................................   $   7,500
                                                          =========
           Total assets of discontinued operations ....       7,500
                                                          =========

Current liabilities of discontinued operations:
     Accounts payable .................................     254,958
     Accrued Expenses .................................     178,733
                                                          ---------
           Total liabilities of discontinued operations     433,691
                                                          ---------

Net assets of discontinued operations .................   $(426,191)
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

In April 2007, GS Carbon entered into an amended employment with the Chief Science Officer of General Ultrasonics. The agreement is for a term of five years calls for an annual salary of $150,000, a minimum annual bonus of $250,000, a signing bonus of $62,500, and requires GS Carbon to Issue Series B Preferred Stock corresponding to 5% of the Company's fully diluted capital stock to the Chief Science Officer.

In April 2007, GreenShift converted 12,500 shares of GS Carbon's Series B Preferred Stock into 200,832,521 shares of common stock.

On May 4, 2007, General Carbonics Corporation amended the February 26, 2007 Technology Acquisition Agreement. The amendment provided for the replacement of the GS Carbon preferred stock with 400,000 shares of common stock in General Carbonics Corporation equal to 40% of GCC.

On May 14, 2007, the Company executed an agreement to sell its majority stake in the company to Seaway Capital, Inc. Seaway Capital, Inc. has agreed to assume up to 4500,000 of GS Carbon's legacy debt and GreenShift Corporation will retain GS Carbon's current operating subsidiaries by transferring the stock of the subsidiaries to GS CleanTech Corporation.

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

NOTE 17 - RESTATEMENT

The Company has restated its financial statements for the three months ended March 31, 2007 and year ended December 31, 2006.

On July 26, 2007, GS Carbon determined that it was liable for approximately $498,000 of convertible debt along with approximately $59,000 of related derivative liabilities at October 9, 2006, the date GS Carbon went through a reverse merger, and at December 31, 2006 and March 31, 2007. The following outlines the changes:

     1. A subsidiary of the GS Carbon that was spun-off in 2006 issued convertible debt in the principal amount of $498,074 several years ago. Management was presented with evidence that the convertible debentures along with the related derivative liability of $58,884 for the conversion features related to these debentures were liabilities of the GS Carbon on the October 9, 2006, the date GS Carbon went through a reverse merger. GS Carbon calculated the derivative liability to be $59,031 on the conversion feature related to these debentures at March 31, 2007 and December 31, 2006, respectively and incurred an unrealized loss of $360 and $147 for the three months ended March 31, 2007 and for the year ended December 31, 2006. The Company originally did not booked the long-term convertible debentures and related derivative liability at the reverse merger date and did book the unrealized loss on these derivative instruments for the three months ended March 31, 2007 and for the year ended December 31, 2006.

In addition GS Carbon reviewed and revised its conclusions regarding its derivative instruments at December 31, 2006. The following outlines the changes:

          1. The expected term used in the Black-Scholes model used to calculate derivative liability of $1,514,428 and $531,333 at March 31, 2007 and December 31, 2006, respectively, related to conversion feature on the Highgate/Cornell convertible debenture was ten days. The unrealized gain/(loss) on derivative instruments related to the conversion feature on the Highgate/Cornell debenture was $(983,095) and $801,367 for the three months ended March 31, 2007 and the year ended December 31, 2006, respectively. The Company originally used an expected term of 2.0 and 2.25 years in the original Black-Scholes model used to calculate the original derivative liability of $2,536,931 and $1,474,827 at March 31, 2007 and December 31, 2006, respectively. The Company originally recorded an unrealized loss of derivative instruments of $1,062,104 and $142,127 for three months ended March 31, 2007 and for the year ended December 31, 2006, respectively.

          2. The 1,652,000 warrants attached to the Highgate/Cornell convertible debenture were determined not to be a derivative instrument under accounting principles generally accepted in the United States of America. GS Carbon originally recorded a derivative liability of $1,230,330 and $198,193 at October 9, 2006 (reverse merger date) and December 31, 2006, respectively, and an unrealized gain on derivative instruments of $1,032,137 for the year ended December 31, 2006. In addition GS Carbon originally recorded a derivative liability of $50,396 and an unrealized gain on derivative instruments of $147,797 as of and for the three months ended March 31, 2007.

          3. GS Carbon determined that a beneficial conversion did not exist when the February 26, 2007 Cornell convertible debenture was issued. The Company originally recorded $221,208 in interest expense for the three months ended March 31, 2007 related to the beneficial conversion.

          4. GS Carbon determined the offset to the discount of $712,125 created by the detachable warrants granted in conjunction with the issuance of the Cornell Convertible debenture on February 26, 2007 was additional paid in capital. GS Carbon originally recorded the offset to derivative liability. GS Carbon also determined that the detachable warrants issued with the Cornell Convertible debenture were not derivative instruments. GS Carbon originally recorded an unrealized loss on the derivative instruments of $1,227,875 for the three months ended March 31, 2007.

          5. GS Carbon determined that the conversion feature on the February 26, 2007 Cornell debenture was not an embedded derivative and a further discount on the debt did not exist. GS Carbon originally recorded the transaction as follows;

               a. The fair value of the embedded derivative of $242,478 as a derivative liability with a corresponding amount recorded as a discount on the debenture on February 26, 2007.

               b. A derivative liability created by this debenture of $76,423 and an unrealized gain on derivative instruments of $166,055 for the three months ended March 31, 2007.

               c. $10,103 in interest expense for the three months ended March 31, 2007 based on the amortization of the original debt discount recorded.

         The impact of these adjustments on the Company's financial results as originally reported as of and for the three months ended March 31, 2007 is summarized below:


                                  As Reported     As Restated

Current liabilities ..........   $ 45,841,803    $ 44,218,122

Total liabilities ............   $ 80,180,757    $ 79,287,525

Total Stockholders' Deficiency   $(13,647,003)   $(12,753,771)

Net loss .....................   $ 10,520,959    $ 10,703,236

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

Technology Acquisition

We acquired and currently own or otherwise hold certain rights to a number of important clean technologies through our various platform operating companies, some of which are listed here:

Technology                             Status                          IP Rights                           Owned By
---------------------------------------------------------------------------------------------------------------------
Corn Oil Extraction                    Patent-Pending                  Owned                           GS CleanTech
Flash Desiccation/Homogenization       Patented                        Exclusive License               GS CleanTech
Carbon Dioxide Bioreactor              Patented/Patent-Pending         Exclusive License/Owned         GS CleanTech
Integrated Multi-Fuels Production      Patent-Pending                  Owned                           GS CleanTech
Biodiesel Production                   Patent-Pending                  Owned                           GS AgriFuels
Biomass Gasification                   Patent-Pending                  Limited Exclusive Rights(*)     GS AgriFuels
Ultrasonic Reformation                 Patent-Pending                  Owned                              GS Carbon
Carbon Nanostructure Composites        Patent-Pending                  Owned                              GS Carbon

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                  THE THREE MONTHS ENDED MARCH 31, 2007 VERSUS
                      THE THREE MONTHS ENDED MARCH 31, 2006

Revenues

                                 Corporate   CleanTech (1)  CleanFuels   CleanEnergy (2)  Other       Total
                                 -----------------------------------------------------------------------------
2007
Revenue from external customers        --     3,263,206(3)     418,138     358,597            --     4,039,941

Inter-segment revenues ........      27,972        --                                   1,446,568-   1,474,540
Total .........................        --     3,291,178        418,138   1,805,165            --     5,514,481
-------------------------------   =========   =========      =========   =========      ==========   =========

                                                                                                          2006
Total Revenue .................        --     3,174,925           --     1,003,743            --     4,178,668

     (1) The amounts include of GS CleanTech Corporation, GreenWorks Engineering Corporation and GS Carbon Corporation.
     (2)  The amounts include of GS Energy  Corporation and TDS  (Telemedicine),
          Inc.
     (3) Amount includes revenue earned by GS Energy Corporation through sales to GS Agrifuels Corporation and GS Cleantech Corporation.

CleanTech

         GS CleanTech

          Total revenues were $3.3 million for the three months ended March 31, 2007, an increase of $0.1 million, or 0.4% over 2006 revenues of $3.2 million. Revenues for the transportation and disposal division were $50,000 less in 2007 as compared to the same period in 2006, however the field service division experienced a $135,000 increase in revenues. Revenues for our process engineering division remains consistent with the prior year.

         GS Carbon

          Total revenues were $0 for the three months ended March 31, 2007.

CleanFuels

Total revenues related to the oilseed crushing facility were $418,138 for the three months ended March 31, 2007.


CleanEnergy

Total revenues were $1,805,165 for the quarter ended March 31, 2007, and $1,003,743 for the quarter ended March 31, 2006.

All revenues realized during the quarter ended March 31, 2007 were due to the operating activities of our subsidiary, Warnecke Design Services, Inc. ("WDS"). WDS has traditionally engaged in the engineering and fabrication of manufacturing equipment for large domestic and international manufacturers, and revenues for the quarter ended March 31, 200 related primarily to orders from that customer base.

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

Cost of Revenues

Cost of revenues for the three months ended March 31, 2007 were $3.2 million, or 78.5% of revenue compared to $3.3 million, or 78.4% of revenue for the same period in 2006. Costs of revenues from discontinued operations of $0.0 million and $0.6 million for the three months ended March 31, 2007 and March 31, 2006, respectively, were excluded from these figures. The breakdown of Cost of Revenue by each segment is as below:

CleanTech

         GS CleanTech

          Cost of revenues for the three months ended March 31, 2007 were $2.3 million or 71.2% of revenue, as compared to $2.4 million, or 75.1% of revenue in 2006. The decrease in cost of revenues is primarily attributable to management's efforts to streamline costs and increased utilization of our resources.

         GS Carbon

          Total cost of revenues were $0 for the three months ended March 31, 2007.

CleanFuels

Cost of revenues for the three months ended March 31, 2007 were $456,888. of this amount, $452,463 were related to the oilseed crushing facility, the remaining expenses of $4,425 were related to NextGen.

CleanEnergy

Cost of revenues for the three months ended March 31, 2007 was $1,666,763 of which $1,288,265 related to inter-company sales and all were related to WDS. Cost of revenues included direct labor costs of $308,328, purchased components and other direct costs of $1,200,125, and indirect labor and manufacturing overhead of $158,310. Cost of revenues for the three months ended March 31, 2006 was $870,750.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 were $7.6 million, or 187% of revenue compared to $4.4 million, or 106% of revenue for the same period in 2006. Included in the three months ended March 31, 2007 was $4.7million in stock based compensation as compared to $2.6 million for the three months ended March 31, 2006. The increase in operating expenses is due primarily to increases in personnel and other overhead related to the Company's clean technology and renewable fuels segments. Selling, general and administrative expense from discontinued operations of $0.3 million for 2006 was excluded from the above figures. The breakdown of Operating Expenses by each segment is as below:

Corporate

Selling, general and administrative expenses for the three months ended March 31, 2007 were $883,218 and are related to payroll and general overhead expenses. Share based compensation of $492,696 includes certain common stocks grants to employees.

CleanTech

         GS CleanTech

          Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2007 were $1.5 million or 45.4% of revenue, as compared to $3.1 million, or 97.9% of revenue in 2006. SG&A expenses for the three months ended March 31, 2007 and 2006 include $88,558 and $2,081,201 of stock based compensation respectively. In addition, during the three months ended March 2006, general and administrative expenses include $146,000 in non-recurring costs associated with management fees due to an affiliate of GS Cleantech.

         GS Carbon

          Selling, general and administrative expenses for the period ended March 31, 2007 were $356,929 which amount was primarily attributable to the operating activities of our research and development unit, General Ultransonics Corporation. Share based compensation of $1,810,654 was incurred in conjunction with the issuance of common stock to certain employees.

CleanFuels

During the three months ended March 31, 2007, GS AgriFuels' operating expenses consisted of $523,384 in selling, general and administrative costs, consisting primarily of legal, consulting and accounting expenses as well as other expenses related to the development of the GS Agrifuel's biofuels initiatives, $1,884,781 in stock-based compensation resulting from the issuance of performance-based options to employees and management of Sustainable Systems in connection with the acquisition of that subsidiary, and amortization of energy technology intangibles of $518,288.

CleanEnergy

Selling, general and administrative expenses for the three months ended March 31, 2007 and March 31, 2006 were $131,800 and $692,086, respectively. Selling, general and administrative expenses are expected to remain high as a percentage of sales until such time that GS Energy can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Interest Expense

Interest expense for the three months ended March 31, 2007 was $1.4 million, representing a increase of $1.0 million from $0.4 million for the same period in 2006. The breakdown of Interest Expenses by each segment is as below:

CleanTech

         GS CleanTech

          Interest expense for the three months ended March 31, 2007 was $329,301, or 10.0% of revenue, as compared to $111,910, or 0.5% of revenue in 2006. For the periods ended March 31, 2007 and 2006, interest expense included $45,075 and $32,977 due to an affiliate of the Company. Net of the interest due to an affiliate, interest expense has increased $205,293 over the periods presented.

         GS Carbon

          Interest expenses and financing costs for the period ended March 31, 2007 were $169,015 and were primarily attributable to our existing financing agreements with Candent, Cornell Capital Partners, LLP and Highgate House Funds, Ltd.

CleanFuels

Interest expenses for the three months period ended March 31, 2007 was $916,491 and was attributable to our existing convertible debenture financing agreements.

CleanEnergy

Interest expense and financing cost for the three months ended March 31, 2007 and March 31, 2006 was $7,104 and $231,159, respectively.

We incurred $231,159 in amortization of financing costs during the three months ended March 31, 2006. These expenses represent the costs incurred in connection with the Highgate and Cornell Debentures and the fees we paid to compensate the parties associated with these financing transactions.

The Interest expenses and financing costs decreased significantly due to the fact the Cornell Debentures were converted into common stock and the Highgate Debentures were assumed by GreenShift. Interest expense and financing costs could increase in future periods if the Company obtains new debt or equity financing.

Expenses Associated with Derivative Instruments

Loss from the change in the fair market value of derivative liabilities was $2.8 million for the three months ended March 31, 2007. Amortization of deferred financing costs and debt discounts was $0.5 million and $1.5 million, respectively.

Net Income or Loss

Net loss from continuing operations for the three months ended March 31, 2007, was $13.2 million as compared to a loss from continuing operations of $5.3 million from the same period in 2006. Net gain from discontinued operations of $2.5 and $.1 million for three months ended March 31, 2007 and March 31, 2006, respectively, was excluded from the above figures. Net loss of $10.7 million for the three months ended March 31, 2007 was due primarily to increased operating expenses for new business initiatives, adjustments to the fair market value of the derivative liability instruments, interest and amortization charges associated with financing, and issuance of stock based compensation.


                          Corporate     CleanTech (1)  CleanFuels    CleanEnergy (2)   Other     Total
                          -----------------------------------------------------------------------------------
Segment loss - 2007       (1,453,128)   (5,038,858)    (4,053,768)   (157,482)           --      (10,703,236)

Segment loss - 2006         (283,851)   (3,864,955)       (39,754)   (705,154)           --       (4,893,714)

     (1)  The  amounts   include  of  GS   CleanTech   Corporation,   GreenWorks
          Engineering Corporation and GS Carbon Corporation.

     (2)  The amounts include of GS Energy  Corporation and TDS  (Telemedicine),
          Inc.


CleanTech

         GS Cleantech

          The total net loss from operations before provision for tax for the three months ended March 31, 2007, was $547,363 (include $245,000 inter-company transactions) or (16.6%) of revenue, as compared to a loss of $2,321,551, or (73.0) % of revenue in 2006. GS Carbon

          The net loss for the period ended March 31, 2007was $4,726,303. The net loss incurred was due to the expenses and other factors described above.

 CleanFuels

The net loss for the three months ended March 31, 2006 was $4,053,768. The net loss incurred was due to the expenses and other factors described above.

CleanEnergy

The net loss for the three months ended March 31, 2007, was $157,482, and our net loss for the three months ended March 31, 2006 was $705,154. The net loss incurred was due to the expenses and other factors described above.

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

The principal amount on our convertible debentures due to Cornell Capital was $33.3 million as of March 31, 2007 and the unamortized note discount was $8.2 million. For the quarter ended March 31, 2007, we recognized interest expense for accretion of the debt discount of $1.4 million and a loss for the change in fair value of the derivative of $2.8 million for these debentures. The derivative liability as of March 31, 2007 was $11.4 million for debentures due to Cornell Capital.

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

Cash Flows for the Three Months Ended March 31, 2007

Our operating activities during the first three months of 2007 used $.5 million in cash. At March 31, 2007, Accounts receivable, net of allowance for doubtful accounts, totaled $3.3 million and inventories totaled $5.5 million. Accounts payable and accrued expenses totaled $9 million.

For the three months ended March 31, 2007, we used $.05 million for investing activities, and we obtained cash from financing activities of $.7 million. We used these funds to further provide working capital for operations and to invest in our subsidiaries.

The Company had a working  capital  deficit of $32.7  million at March 31, 2007,
which  includes   derivative   liabilities  of  $11.4  million  and  convertible
debentures of $7.2 million, net of discounts.

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

In addition the Company reviewed and revised its conclusions regarding its derivative instruments at December 31, 2006 and March 31, 2007 based on subsequent review of the facts and circumstances that existed at December 31, 2006 and March 31, 2007.

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

Except as set for above, the Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

Date:                   October 11, 2007