Form 10QSB
period 2007-09-30
GREENSHIFT CORP
filed 2007-11-14
CIK 1102414

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

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

The number of outstanding shares of common stock as of November 14, 2007 was 199,958,700.

Transitional Small Business Disclosure Format:  Yes         No  X
                                                    ---        ---

                             GREENSHIFT CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

                                TABLE OF CONTENTS

                                                                                                           Page No
Part I            Financial Information

Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheet - September 30, 2007 (unaudited)....................................4
                  Consolidated Statements of Operations - for the Three and Nine Months Ended
                    September 30, 2007 (unaudited) and 2006 (unaudited)..........................................6
                  Consolidated Statements of Cash Flows - for the Nine Months Ended
                    September 30, 2007 (unaudited) and 2006 (unaudited)..........................................7
                  Notes to Consolidated Financial Statements.....................................................9
Item 2.           Management's Discussion and Analysis .........................................................25
Item 3.           Controls and Procedures.......................................................................35

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

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)



                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2007
                                   (UNAUDITED)


ASSETS
Current Assets:
   Cash .............................................   $ 1,169,817
   Accounts receivable, net .........................     3,812,763
   Costs and estimated earnings in excess of
      billings on uncompleted contracts .............       972,795
   Inventory ........................................     1,932,201
   Prepaid expenses and other current assets ........       280,503
                                                        -----------
         Total current assets .......................     8,168,079

Net fixed assets ....................................    11,214,851
Other Assets:
   Investment in unconsolidated subsidiaries, at cost     4,186,657
   Project development costs ........................       279,106
   Deferred financing fees ..........................     1,822,802
   Intangible assets ................................    12,989,533
   Other assets .....................................        60,475
   Net non-current assets of discontinued operations          7,500
   Deposits .........................................       428,536
   Goodwill .........................................    23,980,383
                                                        -----------
         Total other assets .........................    43,754,992
                                                        -----------
TOTAL ASSETS ........................................   $63,137,922
                                                        ===========



                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2007
                             (UNAUDITED) (CONTINUED)



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

   Accounts payable ......................................   $  7,834,349
   Accrued expenses ......................................      5,222,037
   Current portion of convertible debentures .............      8,846,826
   Convertible debentures - related party, net of discount        295,358
   Derivative liability ..................................      7,748,560
   Notes payable and short-term borrowings ...............     10,773,515
   Current portion of mortgages and notes payable ........        254,926
   Current maturities of long term debt ..................        184,452
   Current portion of liabilities under capital lease ....         39,039
   Line of credit ........................................        347,341
   Income tax payable ....................................        380,960
   Deferred taxes ........................................         13,515
   Deferred revenue ......................................         17,751
   Billings in excess of cost and estimated
      earnings on uncompleted contracts ..................         16,865
   Customer deposits .....................................        805,500
   Liabilities of discontinued operations ................        423,092
                                                             ------------
      Total current liabilities ..........................     43,204,086

   Long-term convertible debenture, net of discount ......     25,436,382
   Long-term debt, net of current maturities .............      2,505,066
                                                             ------------
         Long-term liabilities ...........................     27,941,448
                                                             ------------

TOTAL LIABILITIES ........................................     71,145,534
                                                             ------------

Minority interest in consolidated subsidiary .............      1,130,683

STOCKHOLDERS' DEFICIENCY

Preferred stock
   Series C, par $0.001, 1,000,000 shares authorized,
   973,054 issued and outstanding ........................            987
Common stock, par $0.001, 200,000,000 authorized
   199,959,363 issued and outstanding ....................        223,514
Additional paid-in capital ...............................     74,414,609
Accumulated deficit ......................................    (83,777,405)
                                                             ------------
Total stockholders' deficiency ...........................     (9,138,295)
                                                             ------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ...........   $ 63,137,922
                                                             ============


        The notes to the consolidated financial statement are an integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                   Three Months Ended                  Nine Months Ended
                                                                         September 30                      September 30
                                                       ------------------------------    ------------------------------
                                                                2007             2006             2007             2006
                                                       ------------------------------    ------------------------------
Revenue ............................................   $  14,518,709    $   5,952,010    $  25,121,218    $  17,260,649
Cost of revenues ...................................       8,886,055        4,311,149       17,278,888       12,297,390
                                                       -------------    -------------    -------------    -------------
  Gross Profit .....................................       5,632,654        1,640,861        7,842,330        4,963,259

Operating expenses:
  Selling, general and administrative expenses .....       2,833,001        2,029,858        9,886,430        6,912,707
Research and development ...........................           3,962           21,012            3,962           55,957
  Stock based compensation .........................          42,122          601,576        6,092,516        3,186,275
                                                       -------------    -------------    -------------    -------------
     Total operating expenses ......................       2,879,085        2,652,446       15,982,908       10,154,939
                                                       -------------    -------------    -------------    -------------
Operating income (loss) ............................       2,753,569       (1,011,585)      (8,140,578)      (5,191,680)

Other income (expense):
  Fees and other income, net .......................         388,471             --            759,462             --
  Other income from settlements ....................            --            (33,967)            --               --
  Change in fair value of derivative instruments ...       2,660,160        7,996,848        4,074,780        5,036,655
  Interest expense .................................      (1,514,459)         (86,012)      (4,909,953)      (1,261,291)
  Amortization expense, intangible assets ..........      (1,754,253)         (15,009)      (1,754,253)        (140,467)
  Amortization expense, deferred financing costs and
    debt discount ..................................      (1,163,517)      (7,159,068)      (4,752,248)      (7,209,779)
  Impairment of long lived assets ..................            --           (122,887)            --           (190,103)
  Miscellaneous income .............................           7,251         (106,450)          11,943          (37,965)
  Forgiveness of interest and finance charges ......            --               --               --            125,485
  Loss on sale of investments ......................            --           (436,667)            --           (436,667)
  Gain/(loss) on sale of marketable securities .....         (23,373)            --           (388,150)            --
  Gain/(loss) on equipment disposal ................          (1,366)             500           20,095          (40,303)
  Loss on disposal of technology license ...........            --               --               --               --
                                                       -------------    -------------    -------------    -------------
     Total other income (expense) ..................      (1,401,086)          37,288       (6,938,324)      (4,154,435)
                                                       -------------    -------------    -------------    -------------
Income (loss) before provision for income taxes ....       1,352,483         (974,297)     (15,078,902)      (9,346,115)

Provision (Benefit)for income taxes ................         305,515           (6,884)         391,744          121,193)
                                                       -------------    -------------    -------------    -------------
Net gain (loss) from continuing operations .........       1,046,968         (967,413)     (15,470,646)      (9,467,308)
Discontinued operations:
Income (Loss) from discontinued operations .........          (3,069)         (30,708)      (9,445,273)         (41,072)
Gain/(loss) on disposal of discontinued operations .       9,765,281             --         12,260,227
                                                       -------------    -------------    -------------    -------------
  Total discontinued operations ....................       9,762,212          (30,708)       2,814,954          (41,072)

Net income (loss) before minority interest .........      10,809,180         (998,121)     (12,655,692)      (9,508,380)
                                                       -------------    -------------    -------------    -------------
  Minority interest ................................         (89,506)          199,432         (78,851)         393,541
                                                       -------------    -------------    -------------    -------------
Net income (loss)...................................   $  10,719,674    $  (1,197,553)   $ (12,734,543)   $  (9,114,839)
                                                       =============    =============    =============    =============
Common share, basic and diluted gain (loss)
loss per share from continuing operations ..........   $        0.01    $       (0.01)   $       (0.12)   $       (0.08)
                                                       =============    =============    =============    =============
Common share, basic and diluted
loss per share from discontinued operations ........   $        0.05    $        --      $        0.02    $        --
                                                       =============    =============    =============    =============
Weighted average share of common stock
  outstanding, basic and diluted ...................     178,936,559      112,202,507      124,615,599      109,166,859
                                                       =============    =============    =============    =============

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                            Nine Months Ended     Nine Months Ended
                                                                                 September 30          September 30
                                                                                         2007                  2006
                                                                             ----------------      ----------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss ..................................................................   $(12,734,543)   $ (9,114,839)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .............................................        379,922         332,535
   Amortization of intangible assets .........................................      1,574,253         235,128
   Amortization of debt discount and deferred financing fees .................      4,752,248       7,209,779
   Amortization of BCF .......................................................        113,080          15,124
   Write down of long term debt ..............................................           --           436,667
   Net gain on discontinued operations .......................................     (2,814,954)           --
Change in allowance for bad debts ............................................         (1,285)         53,674
   Stock based compensation ..................................................      5,546,157       3,255,788
   Gain on settlement of debt ................................................           --          (213,240)
   Loss on sale of investments ...............................................        388,150            --
   Amortization of warrants ..................................................           --             4,013
   Loss on sale of fixed assets ..............................................        (20,095)         40,302
   Gain on forgiveness of debt ...............................................           --          (125,485)
   Change in discontinued operations .........................................           --          (583,080)
   Minority interest .........................................................           --          (248,883)
   Income from equity method investments .....................................           --           (18,667)
   Loss from variable interest entity ........................................           --          (144,658)
   Change in fair value of derivative instruments ............................     (4,074,780)     (5,036,655)
Changes in Assets and Liabilities
   Accounts receivable .......................................................     (1,662,338)       (877,764)
   Costs and estimated earnings in excess billings on uncompleted contracts ..           --           374,768
   Accrued interest payable ..................................................      2,356,693           4,620
   Inventories ...............................................................      2,638,017      (1,925,527)
   Prepaid expenses and other current assets .................................        497,995        (811,730)
   Accounts payable and accrued expenses .....................................      8,991,066         353,578
   Unbilled revenue ..........................................................           --           293,228
   Billings in excess of costs and estimated earnings on uncompleted contracts        616,188
                                                                                                        1,949
   Income taxes payable ......................................................        360,820            --
   Deposits ..................................................................       (769,720)         (3,438)
   Deferred taxes ............................................................        (14,076)         90,000
   Deferred revenue ..........................................................         17,751         (86,368)
   Other liabilities .........................................................           --          (234,490)
                                                                                 ------------    ------------
      Net cash provided by (used in) operating activities ....................      6,140,549      (6,723,670)
                                                                                 ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES
   Investment in unconsolidated entity .......................................           --        (2,501,324)
   Restricted cash released form restrictions ................................           --            29,254
   Project development costs .................................................         (8,632)        (20,000)
   Prepaid acquisition costs .................................................        (17,982)           --
   Construction in progress ..................................................     (1,294,962)           --
   Additions to and acquisitions of property, plant and equipment ............     (2,855,135)       (274,242)
   Cash paid on purchase of subsidiary .......................................       (447,842)           --
   Cash acquired on purchase of subsidiaries .................................      1,088,377            --
   Deferred financing fees ...................................................        (84,250)           --
   Issuance of notes receivable ..............................................           --        (1,182,099)
   Investments funded ........................................................           --          (119,745)
                                                                                 ------------    ------------
      Net cash used in investing activities ..................................     (3,620,426)     (4,068,156)
                                                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from (Repayment of) short-term borrowings - related parties ......        555,974        (224,736)
   Repayments of short-term borrowings .......................................        (28,420)           --
   Repayment of long-term debt, net ..........................................           --          (182,980)
   Repayment of term financing ...............................................           --          (100,000)
   Repayment of investment payable ...........................................           --          (540,000)
   Proceeds from line of credit, net .........................................        347,341            --
   Investment in subsidiary ..................................................           --          (261,327)
   Conversion of minority interests ..........................................           --           (50,000)
   Payment of deferred financing fees ........................................           --          (310,749)
   Proceeds from sale of common stock ........................................           --           269,090
   Proceeds from convertible debentures ......................................        663,246            --
   Proceeds from exercise of stock options in subsidiary .....................           --           332,155
   Proceeds from (Reduction in) note payable - nonaffiliated parties .........     (4,020,290)        186,012
   Repayment of convertible debenture ........................................       (121,210)        (78,000)
   Repayment of convertible debenture-related party ..........................       (746,075)           --
   Proceeds from (Repayment of) leases payable ...............................         (7,003)         38,691
   Proceeds from issuance of convertible debt ................................           --        14,543,139
                                                                                 ------------    ------------
      Net cash provided by (used in) financing activities ....................     (3,356,437)     13,621,295
                                                                                 ------------    ------------
   Net increase (decrease) in cash ...........................................   $   (836,314)   $  2,829,469
   Cash at beginning of period ...............................................      2,006,131         679,235
                                                                                 ------------    ------------
   Cash at end of period .....................................................   $  1,169,817    $  3,508,704
                                                                                 ============    ============

                                       7

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (CONTINUED)
Supplemental disclosure of cash flow information: Cash paid during the period for:
      Interest ................................................................      187,686       31,911
      Income taxes ............................................................       12,660         --
                                                                                 -----------   -----------
Total Cash paid ...............................................................      200,346       31,911

Supplemental statement of non-cash investing and financing activities:

      Issuance of debt and equity for net assets due to Sustainable acquisition   12,657,093         --
      Above consisted of:
             Notes payable ....................................................      100,000         --
             Common stock .....................................................    3,553,075         --
             Convertible debenture ............................................    9,004,018         --
      Issuance of Series C Preferred Stock upon conversion ....................          100        1,000
      Issuance of warrants upon issuance of convertible debentures ............         --         30,250
      Acquisition of equipment and/or vehicles with long-term debt ............      231,797      114,444
      Acquisition of technology license .......................................         --        211,328
      Issuance of stock subscription ..........................................         --         75,000
      Issuance of stock options for services ..................................         --        300,000
      Conversion of debenture and accrued interest into common stock ..........         --        404,122
      Issuance of common stock for services ...................................         --        160,000
      Conversion of Series A Preferred stock to common stock ..................         --      3,000,000
      Cancellation of Series B Preferred stock ................................         --            252
      Conversion of convertible debentures and interest
        into Series C Preferred stock .........................................         --      1,150,369



                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

2        NATURE OF OPERATIONS

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

During the quarter ended September 30, 2007 the Company's operations were administered through the following companies:

Company                                                                                                   Business Model
------------------------------------------------------------------------------------------------------------------------
GS CleanTech Corporation (OTCBB: GSCT)      Emerging Technology Development, Co-Product Extraction & Process Engineering
GS AgriFuels Corporation (OTCBB: GSGF)               Fuel Production, Oilseed Crushing & Fuel Production Equipment Sales
GS Energy Corporation (OTCBB: GSEG)                                                      Equipment Manufacturing & Sales
GS EnviroServices, Inc. (OTCBB: GSEN)                                                             Environmental Services

Effective July 1, 2007, Seaway Capital, Inc. acquired GreenShift's prior controlling stake in Seaway Valley Capital Corporation (f/k/a GS Carbon
Corporation) ("GS Carbon") in return for the assumption of certain legacy liabilities of GS Carbon. As part of that transaction, GS Carbon's historical operating businesses and investments were acquired by GreenShift affiliate, GS CleanTech Corporation.

3        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $12,734,543 for the nine months ended September 30, 2007. As of September 30, 2007 the Company's current liabilities exceeded current assets by $35,036,007. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

4        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

For the nine month period ended September 30, 2007, the accompanying consolidated financial statements include all accounts of the Company and its subsidiaries. All significant intercompany balances and transactions were eliminated in consolidation.

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

5        LINE OF CREDIT

On May 31, 2007, GS EnviroServices, a subsidiary of GS CleanTech, closed on a demand line of credit in the amount of $1,000,000. The principal balance bears interest that fluctuates based on the prime lending rate. As of September 30, 2007, the rate was 7.75%. The line is secured by all assets of the GS EnviroServices. The total amount due is payable upon demand on or before June 30, 2008. As of September 30, 2007 there is a balance of $347,341 drawn on the credit line. The revolving credit loan agreement includes the following required financial covenants of GS EnviroServices:

     o Total Debt to Capital Funds Ratio - at all times during which the loan is available, the Borrower shall maintain a total debt to capital funds ratio not exceeding 2.2 to 1 calculated as follows: (total liabilities minus subordinated debt) divided by (total net worth minus intangible assets, affiliates receivables, officer receivables plus subordinated debt).

     o Debt Service Coverage - at all times during which the Loan is available, GS EnviroServices shall maintain a minimum global debt service coverage ratio of 1.2 to 1. Debt service coverage ratio shall be defined as GS EnviroServices's combined earnings before interest, taxes, distributions, and amortization, plus non- recurring income, minus non-recurring expenses, minus cash taxes, un-financed capital expenditures, dividends, plus current maturities, minus long term debt, plus interest.

As of September 30, 2007, GS EnviroServices debt to capital funds ratio was 2.4 to 1 and debt service coverage was 3.2 to 1. GS EnviroServices has received a waiver for the debt to capital funds covenant.

6        FINANCING ARRANGEMENTS

The  following  is a  summary  of the  Company's  financing  arrangements  as of
September 30, 2007:
Notes payable and short-term borrowings:
Note payable from GS AgriFuels to Stillwater ......................................   $  4,200,000
Note payable from GS AgriFuels to NextGen sellers .................................      4,060,032
Note payable from GS AgriFuels to Sustainable sellers .............................      1,900,000
Note payable from GS AgriFuels to First Community Bank ............................        230,000
Note payable from GS AgriFuels to Great Northern Development ......................        100,000
Note payable from GS AgriFuels to Sheridan Electric ...............................        250,000
Loan payable from GreenShift to Overdraft Line ....................................          3,404
Loan payable from GreenShift to Lakeland Bank .....................................         30,079
                                                                                      ------------
     Total notes payable and short term borrowings ................................   $ 10.773.515
                                                                                      ============
Current portion of liabilities under capital lease ................................   $     39,039
                                                                                      ============
Current portion of mortgages and notes payable:
Vehicle loans and other installment loans payable from GS EnviroServices ..........   $    184,452
Mortgages and other term notes from GS EnviroServices and GS Energy                        254,926
     Total current portion of mortgages and notes payable .........................   $    439,378
                                                                                      ============
Current portion of convertible debentures:
Global convertible debenture payable from GreenShift issued July 2005 .............        465,000
Global convertible debenture payable from GreenShift issued October 2005 ..........   $    395,267
Global convertible debenture payable from GS CleanTech issued February 2006 .......      1,113,942
Global convertible debenture payable from GS CleanTech issued April 2006 ..........      1,900,000
Global convertible debenture payable from GreenShift issued April 2006 ............        740,068
Global convertible debenture payable from GS CleanTech issued February 2007 .......      1,125,000
Convertible debenture for acquisition of Sustainable Systems issued March 2007 ....      3,552,005
Kerns convertible debenture payable from GS CleanTech issued March 2007 ...........      1,000,000
Global convertible debenture payable from GS CleanTech issued June 2007 ...........        570,000
Viridis Capital, LLC convertible debenture payable from GreenShift issued June 2007        295,358
Note discounts ....................................................................     (2,014,455)
                                                                                      ------------
     Total current portion of convertible debentures ..............................   $  9,142,184
                                                                                      ============
Long-term debt, net of current maturities:
Vehicle loan and other installment loans, net of current ..........................   $    339,897
Note payable from GS AgriFuels to  MT Dept of Agriculture .........................        124,052
Note payable from GS AgriFuels to First Community Bank ............................      1,035,196
Note payable from GS AgriFuels to Great Northern Development ......................      1,005,921
                                                                                      ------------
     Total long term debt .........................................................   $  2,505,066
                                                                                      ============
Convertible debentures, non-current:
Global convertible debenture payable from GreenShift issued April 2006 ............   $  4,400,000
Global convertible debenture payable from GS AgriFuels issued February 2006 .......      1,949,631
Global convertible debenture payable from GS AgriFuels issued June 2006 ...........      5,500,000
Global convertible debenture payable from GS AgriFuels issued October 2006 ........     13,000,000
Convertible debenture for acquisition of Sustainable Systems issued March 2007 ....      3,552,013
Note Discounts ....................................................................     (2,965,261)
                                                                                      ------------
     Total convertible debentures, non-current ....................................   $ 25,436,383
                                                                                      ============
The convertible debentures noted above are convertible into the common stock of the following companies:

GreenShift                                            $  2,544,209
GS CleanTech                                          $  9,165,068
GS AgriFuels                                          $ 27,553,649


The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of September 30, 2007 and the Company's ability to meet such obligations:

Year                                                   Amount
----------------------------------------------- ---------------------
2008                                                  $ 21,818,739
2009                                                    15,818,346
2010                                                    13,922,132
2011                                                     1,615,119
2012 and thereafter                                        301,361
                                                   ---------------
Total minimum payments due under current and       $    53,475,697
 long term obligations                             ===============

CONVERTIBLE DEBENTURES - GS CLEANTECH CORPORATION

Kerns Manufacturing

On February 28, 2007 GS CleanTech entered into a Stipulation of Settlement to settle the lawsuit titled Kerns Manufacturing Corp. v. KBF Pollution Management, Inc., which was pending in the Supreme Court of the State of New York (County of Queens, Index No. 19788/03). Pursuant to the Stipulation, GS CleanTech issued to Kerns (a) a Convertible Debenture in the principal amount of $500,000 that was paid on March 31, 2007 and (b) a convertible debenture in the principal amount of $1,000,000 that was due on June 30, 2007. The Stipulation provides that upon satisfaction of all obligations under the Stipulation, the parties will exchange mutual general releases. In April 2007, the entire principal balance on the March 31, 2007 Kerns debenture was converted into 29,513,375 shares of common stock of GS CleanTech. GS CleanTech failed to pay the June 30, 2007 payment and Kerns accordingly filed motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York, Queens County, seeking $1,000,000 in damages and ancillary relief. GS CleanTech subsequently entered into an amended agreement dated September 10, 2007 extending the due date to January 15, 2008. The agreement calls for a $30,000 interest payment to be paid on or before September 10, 2007 and interest payments of $10,000 to be paid on or before the first of each month through January 2008. As of the nine months ending September 30, 2007, all interest payments have been paid in accordance with the agreement.

The Kerns  debenture  may be  converted  by its holder into  common  stock of GS
CleanTech at a price equal to the lesser of $0.01 per share or 80% of the average of the last trade prices for the common stock during the five days preceding conversion. The total shares issued upon conversion, however, may not, when added to other GS CleanTech shares beneficially owned by the holder, total more that 4.99% of the outstanding GS CleanTech common stock.

A note discount of $580,694 and a derivative liability of $580,694 were recorded at the assumption date. During the nine months ended September 30, 2007, interest expense from accretion of the debt discount was $580,694 and loss on the fair market value of the derivative liability was $122,081. As of September 30, 2007, the principal balance on the Kerns debenture was $1,000,000.

Serenity Capital, LLC

In February 2006 GS CleanTech issued a $500,000 convertible debenture to Serenity Capital, LLC (Serenity) in exchange for a $500,000 debenture issued earlier by GS CleanTech that Serenity had purchased from the debt-holder. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of GS CleanTech's common stock prior to the date of conversion. A note discount of $500,000 and a derivative liability of $1,672,500 were recorded at the assumption date. During the year 2006 Serenity effected conversions totaling $288,477 into a total of 14,423,880 shares of GS CleanTech's common stock. During the year ended 2006 interest expense from accretion of the debt discount was $464,465 and the gain on the fair market value of the derivative liability was $1,401,372. As of December 31, 2006, the principal amount due on the debenture was $211,523. During the three months ended March 31, 2007, interest expense from accretion of the debt discount was $35,535 and gain on the fair market value of the derivative liability was $271,128. In March 2007, the remaining principal on the debenture was converted into 10,576,120 shares of common stock.

Cyrus Capital, LLC

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

YA Global Investments, LP

On April 13, 2006, YA Global Investments, LP ("Global") purchased from GS CleanTech a Convertible Debenture in the amount of $4,400,000. GS CleanTech paid $440,000 in deferred finance costs and $15,000 in structuring fees as part of this transaction. The conversion price of the Debenture is equal to the lesser of $0.10 per share or 90% of the volume weighted average price of GS CleanTech's common stock for the thirty days preceding conversion. Global will be entitled to convert the Debenture on the basis of the conversion price into GS CleanTech common stock, provided that Global cannot convert into shares that would cause Global to own more than 4.99% of GS CleanTech's outstanding common stock. The Debenture bears interest at 5% per annum. Accrued interest and the principal amount are payable on April 1, 2009. GS CleanTech may redeem the debentures at any time for an amount equal to 120% of the outstanding principal and accrued interest. GS CleanTech's obligations under the Debenture are secured by a pledge of all of its assets. In connection with the debenture GS CleanTech issued to Global a five year Warrant to purchase 7,500,000 common shares at $0.10 per share, a five year Warrant to purchase 7,500,000 common shares at $0.15 per share, a five year Warrant to purchase 15,000,000 common shares at $0.20 per share, a five year Warrant to purchase 20,000,000 common shares at $0.25 per share. A note discount of $4,400,000 and a derivative liability of $14,958,108 were recorded at the assumption date. As of September 30, 2007 the balance due for debentures due to Global was $4,400,000 and interest of $322,056 has been accrued. During the nine months ended September 30, 2007, interest expense from accretion of the debt discount was $1,100,000 and gain on the loss market value of the derivative liability was $97,091.

On April 21, 2006 Global purchased from Laurus Master Fund, Ltd. the Secured Minimum Borrowing Note and the Revolving Note that GS CleanTech issued to Laurus on March 31, 2004. The aggregate debt, including accrued interest and penalties, was $2,193,047. Subsequently GS CleanTech agreed with Global to amend the Revolving Note such that its terms are now identical to the Secured Minimum Borrowing Note. The debenture bears interest at a rate of the prime lending rate plus 5%. GS CleanTech also agreed to modify the conversion feature of the two Notes. The debentures, as modified, may be converted by Global into common stock at a conversion rate equal to the lesser of (a) $0.10 per share or (b) 90% of the lowest volume weighted average price for the thirty trading days preceding conversion. A note discount of $2,193,047 and a derivative liability of $18,444,715 were recorded at the assumption date. As of September 30, 2007 the balance due for debenture due to Global was $740,067 and interest of $414,792 has been accrued. During the nine months ended September 30, 2007, $229,377 was converted into 47,786,775 shares of Common Stock. Interest expense from accretion of the debt discount was $229,377 and loss on the fair market value of the derivative liability was $351,213.

On July 1, 2006, GS CleanTech assumed GreenShift's obligation under a convertible debenture issued to Global in the principal amount of $1,900,000. The Debenture, as assumed, is convertible into GS CleanTech's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GS CleanTech's common stock for the thirty days preceding conversion provided that the shareholder may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GS CleanTech's outstanding common stock. The Debenture bears interest at 5% per annum. Accrued interest and the principal amount are payable on April 1, 2008. A note discount of $1,471,740 and a derivative liability of $1,471,740 were recorded at the assumption date. As of September 30, 2007 the balance due for the debenture due to Global was $1,900,000 and interest of $118,750 has been accrued. During the nine months ended September 30, 2007, interest expense from accretion of the debt discount was $630,747 and gain on the fair market value of the derivative liability was $326,960.

On February 26, 2007, GS Carbon Corporation entered into a Securities Purchase Agreement (the "February 2007 CCP Agreement"), with YA Global Investments, LP. In connection with the February 2007 Agreement, Global purchased a secured convertible debenture amounting to $1,125,000 due on February 26, 2009. This debenture was assumed by GS CleanTech on July 1, 2007 when the Company acquired the historical operating businesses of GS Carbon.

The February 26, 2007 Cornell debenture provides for interest in the amount of 10% per annum and is convertible at the lesser of $0.05 or 90% of the lowest closing bid price of GS CleanTech's common stock during the 30 trading days immediately preceding the conversion date. Global will be entitled to convert the February 26, 2007 debenture on the basis of the conversion price into GS CleanTech's common stock, provided that Global cannot convert into shares that would cause Global to own more 4.9% of GS CleanTech's outstanding common stock.

GS CleanTech at its option shall have the right, with three (3) business days advance written notice (the "Redemption Notice"), to redeem a portion or all amounts outstanding under the 10% Secured Debenture prior to the Maturity Date provided that the Closing Bid Price of GS CleanTech's common stock, as reported by Bloomberg, LP, is less than the Fixed Conversion Price at the time of the Redemption Notice. GS CleanTech shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount").

In connection with the February 2007 Agreement, GS CleanTech paid Yorkville Advisors, LLP a fee equal to $100,000 and a structuring fee of $25,000 from the proceeds of the closing. Accordingly, GS CleanTech received net proceeds of $1,000,000. These fees were treated as a deferred financing fees and beginning on February 27, 2007 are being amortized over the term of the loan. GS CleanTech used $900,000 of the proceeds from the Global Debenture to repay loans payable to GreenShift Corporation and GS Ethanol Technologies.

In addition GS CleanTech issued to Global a warrant to purchase 50,000,000 shares of GS CleanTech's common stock at $0.03 a share. The value of the warrant was calculated to be $712,125 at the time of the issuance using the guidance found in APB Opinion 14, "Accounting for Convertible Debt and Debt issued with Detachable Stock Purchase Warrants" and was recorded as a discount. The discount is amortized to interest expense using the effective interest method of amortization. During the nine months ended September 30, 2007, interest expense from accretion of the debt discount was $89,747.

GS CleanTech determined that the conversion feature of the convertible debenture represents an embedded derivative since the debenture is convertible into a variable number of shares upon conversion. Accordingly, the convertible debenture is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At September 30, 2007 the fair value of the conversion derivative liability created by this debenture calculated using the Black-Scholes model was $1,020,764. For the three month periods ending September 30, 2007 the unrealized loss on the derivative instrument created by this debenture was $2,245,407. As of September 30, 2007, interest of $66,241 has been accrued.

CONVERTIBLE DEBENTURES - GS AGRIFUELS CORPORATION

Seaway Valley Fund, LLC

On December 28, 2006, GS AgriFuels issued to Seaway Valley Fund, LLC a convertible debenture due December 28, 2008 with a face amount of $250,000 for monies received in January 2007 by GS AgriFuels from Seaway Valley in the amount of $250,000. This debenture and the accompanying accrued interest in the amount of $7,726 were paid in full during the nine months ended September 30, 2007. The controlling member of Seaway Valley is Tom Scozzafava, GS AgriFuels' Chief Executive Officer.

YA Global Investments, LP

In conjunction with that certain May 2006 Share Purchase Agreement by and between GreenShift and GS AgriFuels, GS AgriFuels assumed GreenShift's obligations under a Secured Convertible Debenture due to YA Global Investments, LP ("Global") in the principal amount of $1,949,631. The Debenture carries an annual interest rate of 10%, and principal and interest on the Debenture, which are due at the maturity date of June 7, 2009, may be converted into common stock by Global at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Global may acquire at any time is 4.99% of the outstanding common shares. For the nine months ended September 30, 2007, interest expense of $145,822 for this obligation was incurred and accrued.

On June 7, 2006, Global purchased a Secured Convertible Debentures in the principal amount of $5,500,000, for which the Company paid $600,000 in financing and structuring fees and received cash proceeds of $4,900,000. The Debenture carries an interest rate of 10%, and principal and interest on the Debenture are due at the maturity date of June 7, 2009. On October 30, 2006 GS AgriFuels sold to Global a Secured Convertible Debenture in the principal amount of $13 million. In conjunction with this financing, the Company paid a financing fee of $1,300,000, a structuring fee of $50,000, legal fees of $15,000, and received net proceeds of $11,635,000 that were used for the acquisition of NextGen Fuel, Inc. The Secured Convertible Debenture will mature on October 30, 2009.
Principal and interest on these two Debentures may be converted into common stock by Global at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Global may acquire at any time is 4.99% of the outstanding common shares. If the bid price of company stock falls below the conversion price, GS AgriFuels has the right to redeem the Debenture by paying cash equal to 120% of the principal redeemed. GS AgriFuels has agreed to file a registration statement with the Securities and Exchange Commission to enable Global to resell to the public any shares of GS AgriFuels common stock it acquires on conversion of the Debentures or exercise of the Warrant. The registration rights agreement with Global entitles Global to liquidated damages for failure to register, and Global has waived any liquidated damages due for failure to register. This is a one time waiver and Global retains its rights under the agreement for future periods. For the nine months ended September 30, 2007, interest expense of $411,370 for this obligation was incurred and accrued.

As an inducement to the purchase of the June 2006 Debenture, GS AgriFuels issued to Global 1,125,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $0.001 per share. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and GS AgriFuels recorded the $30,375 value of the warrants as a discount to the note. The note discount is being amortized over the term of the debenture. Interest expense from the amortization of the note discount was $7,573 for the nine months ended September 30, 2007.

In consideration of Global's investment in the October 2006 Debenture, GS AgriFuels issued to Global a five year Warrant to purchase 540,000 common shares. The exercise price is $0.001 or any lower price at which GS AgriFuels hereafter issues common stock to any third party. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and GS AgriFuels recorded the $1,079,460 value of the warrants as a discount to the note, and the note discount is being amortized over the term of the debenture. For the nine months ended September 30, 2007, interest expense from the amortization of the note discount was $269,126. For the nine months ended September 30, 2007, interest expense of $972,329 for this obligation was incurred and accrued.

Commencing on February 1, 2007, Global was entitled to convert into common stock up to $500,000 of the principal amount of the Debentures during any calendar month at a conversion price equal to 90% of the lowest daily Volume Weighted Average Price during the thirty trading days preceding conversion. However, GS AgriFuels may opt to redeem the portion of the Debentures offered for conversion in this manner by paying 120% of the amount converted. Global has not converted any portion of the Debentures into stock as of September 30, 2007.

The Debentures are secured by a pledge of all of GS AgriFuels's assets, including the capital stock of its subsidiaries. The subsidiaries of GS AgriFuels have also pledged their assets to secure the Debentures. GreenShift and certain affiliates of GreenShift (including GS CleanTech Corporation, GS Energy Corporation and Viridis Capital) have also pledged their assets to secure the Debentures and have guaranteed the Debentures due to Global.

CONVERTIBLE DEBENTURES - GREENSHIFT CORPORATION

YA Global Investments, LP

On June 26, 2007, GreenShift entered into a Securities Purchase Agreement (this "Agreement"), with YA Global Investments, LP ("Global"). In connection with this Agreement, Global purchased secured convertible debentures amounting to $570,000 due on June 26, 2009.

The June 26, 2007 Global debentures provide for interest in the amount of 12% per annum and are convertible at the lesser of $0.03 or 90% of the lowest closing bid price of GreenShift's common stock during the 30 trading days immediately preceding the conversion date. Global will be entitled to convert the June 26, 2007 debenture on the basis of the conversion price into GreenShift's common stock, provided that Global cannot convert into shares that would cause Global to own more 4.9% of GreenShift's outstanding common stock.

GreenShift at its option shall have the right, with three (3) business days advance written notice (the "Redemption Notice"), to redeem a portion or all amounts outstanding under this Secured Debenture prior to the Maturity Date provided that the Closing Bid Price of GreenShift's common stock, as reported by Bloomberg, LP, is less than the Fixed Conversion Price at the time of the Redemption Notice. GreenShift shall pay an amount equal to the principal amount being redeemed plus a redemption premium ("Redemption Premium") equal to twenty percent (20%) of the principal amount being redeemed, and accrued interest, (collectively referred to as the "Redemption Amount"). GreenShift shall deliver to the Global the redemption Amount on the third (3rd) business day after the Redemption Notice.

In connection with the June 2007 Agreement, GreenShift paid Yorkville Advisors, LLP a fee equal to 10% of purchase price and a structuring fee of $20,000 from the proceeds of the closing. Accordingly, GreenShift received net proceeds of $493,000. These fees were treated as a deferred financing fees and beginning on June 30, 2007 are being amortized over the term of the loan.

In addition GreenShift issued to Global a warrant to purchase 10,000,000 shares of GreenShift's common stock at $0.05 a share. The value of the warrant was calculated to be $570,000 at the time of the issuance using the guidance found in APB Opinion 14, "Accounting for Convertible Debt and Debt issued with Detachable Stock Purchase Warrants" and was recorded as a discount. The discount is amortized to interest expense over the term of the loan using the effective interest method of amortization. During the nine months ended September 30, 2007, interest expense from accretion of the debt discount was $49,172.

On April 2, 2007 Global declared certain debentures issued by the Company to Global with an aggregate principal amount of the $6,475,000 to be in default for the failure by the Company to maintain an effective registration statement as required by the Investor Registration Rights Agreement executed contemporaneous with the issuance of the debentures. The Debentures are secured by the Company's holdings in GS CleanTech Corporation, GS AgriFuels Corporation, and GS Energy Corporation (among other assets). The Debentures are unconditionally guaranteed by Viridis Capital, LLC ("Viridis"), a wholly-owned affiliate of Kevin Kreisler, the Company's chairman and chief executive officer (the "Guaranty").

In addition, on April 2, 2007 the Company, Global and Viridis entered into a Forbearance Agreement, pursuant to which Global agreed to forbear from exercising the remedies available to it under the Debentures and the related security and stock pledge agreements, which would have included the liquidation by Global of a portion of the Company's holdings. The terms of the Forbearance Agreement provided that Global shall instead accept, convert and liquidate sufficient shares of Viridis' Series C Preferred Stock in the Company to facilitate the full repayment of the Debentures. Global shall accept the Series C Preferred Stock in tranches of 6,250 shares each, and it shall not convert a tranche until it has sold 80% of the shares of Company common stock issuable upon conversion of the previous tranche. Any such conversions shall be subject to the ownership limitations specified in the Debentures (i.e., limitations to ownership of no more than 4.9% of the outstanding capital stock of the Company. Global shall apply the net proceeds, which are defined in the Forbearance Agreement as 90% of the lowest closing bid price for the Company's common stock for the five trading days preceding the conversion date of the Series C shares, to the full satisfaction of the Company's obligations under the Debentures in the following priorities: (a) first, to accrued interest on the most recently issued Debenture, (b) then to principal on the most recently issued Debenture,
(c) then to accrued interest on the next most recently issued Debenture, (d) then to principal on the next most recently issued Debenture, and so forth until all of the Company's obligations under the Debentures have been satisfied in full.

On June 29, 2007 the Company and Viridis, entered into a letter agreement dated with Global. The agreement recited that the Company had defaulted in its obligation to file a registration statement to permit Global to resell the
Company's common stock issuable upon conversion of certain convertible debentures that the Company sold to Global. Global agreed to waive the penalties available to it as a result of the default if the following conditions were met:

     1. The Company agreed to permit one conversion by Global of Series C Preferred Stock pledged to it by Viridis in excess of the stated limit on conversion (4.99% of outstanding shares). The converted principal amount was $390,000, which was converted into approximately 9.99% of the outstanding common shares on June 28, 2007.

     2. The Company agreed to increase its authorized shares as promptly as reasonably possible in order to permit the conversion of the Series C Preferred Stock.

     3. The Company agreed to effect the merger of GS CleanTech into the Company as soon as practicable, but no later than March 1, 2008. In addition the Company agreed to increase its authorized capital stock to an amount sufficient to permit Global after the merger, to convert into common stock all of the convertible debentures issued to it by GS CleanTech.

     4. The Company agreed to file a registration statement with the Securities and Exchange Commission that will, when declared effective, permit Global to resell to the public the common stock issuable upon conversion of the debentures issued to it by the Company and the debentures issued to it by GS CleanTech.

As of September 30, 2007 Global had reduced accrued interest and principal on the debentures of $118,107 and $1,079,733, respectively, based on these agreements through the acceptance of the Company Series C Preferred Stock from Viridis.

Viridis Capital, LLC

On March 30, 2007 the Board of Directors of the Company authorized that in return for Viridis' satisfaction of any debt to Global under the Forbearance Agreement, the Company would issue to Viridis a new unsecured convertible term debenture, on a dollar for dollar basis, with a term of five years and a fixed interest rate of 5%. The debenture is convertible into the Company's common stock at the greater of $0.20 per share or 100% of the closing market price for the Company's common stock at the time of conversion. A derivative liability of $1,378,336 was recorded at the assumption date. As of September 30, 2007, the balance due to Viridis was $295,358. The gain on the fair market value of the derivative liability was $1,437,408 and interest expense of $4,923 has been accrued. See Note under Candent Corporation.

Candent Corporation

During 2005 and 2006, the Company and various of its subsidiaries issued a series of convertible debentures to Candent Corporation in return for cash funds invested in the Company and various of its subsidiaries. As of December 31, 2006 the total amount due to Candent Corporation was $2,625,763, which amount was convertible into Company common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of the Company's common stock for the thirty days preceding conversion, with a conversion price floor of $0.005, provided that Candent may not receive shares issuable upon any permissible conversion of any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of the Company's outstanding common stock. The former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock held by Candent is in trust for the benefit of its former president.

During the nine months ended September 30, 2007, the Board of Directors of the Company negotiated and entered into an agreement with Candent pertaining to the cancellation of the debentures issued to Candent. This agreement was executed on September 12, 2007 and provided for the cancellation of $2,625,763 in convertible debentures effective December 31, 2006. The debentures that were cancelled included $2,112,896 in convertible debentures due to Candent and $512,867 in the convertible debentures owed to Viridis since the debentures owed to Candent were reduced by $550,000 during the nine months ended September 30, 2007. The agreement also called for the waiver of all accrued interest owed to Candent and a one-time conversion of $300,000 into 10 million shares of GreenShift common stock.

NOTES PAYABLE - GS AGRIFUELS CORPORATION

Stillwater Asset Backed Fund, LP

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels that was formed to facilitate the acquisition of NextGen Fuel Inc., sold to Stillwater Asset-Based Fund, LP a Term Note in the principal amount of $6 million. In conjunction with the financing NextGen Acquisition paid an origination fee of $75,000, prepaid interest of $300,000, legal fees of $35,225, and received net proceeds of $5,589,775. NextGen Acquisition used $4,879,236 of the proceeds to acquire NextGen Fuel, Inc., made a loan totaling $568,958 to Warnecke Design Service, Inc. (a subsidiary of GS Energy, who is also owned by GS AgriFuels' parent, GreenShift Corporation), and repaid GreenShift $141,580 for amounts paid by GreenShift in connection with the NextGen Fuel, Inc. Acquisition. The Term Note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest are due beginning February 1, 2007, with a monthly principal amount of at least $300,000 and additional principal payments made as a percentage of cash receipts of NextGen Fuel, Inc. On July 31, 2007, NextGen Acquisition, Inc. entered into Amendment 1 to the Credit Agreement with Stillwater Asset-Based Fund, LP. According the Amendment, NextGen received an additional principal amount of $555,600. In conjunction with the refinancing, NextGen Acquisition paid a financing fee of $72,880 and legal fees of $11,000. According to the amended terms, all amounts of principal and interest not previously satisfied will be due on December 31, 2008. Monthly payments have been adjusted as follows: interest only August 2007 payment; September and October 2007 payments would be an amount equal to the applicable Biodiesel Systems Net Revenue Repayment Percentage; November 2007 through January 2008 payments would be an amount equal to the $200,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage; and, payments from February 2008 until the Maturity Date would be an amount equal to $300,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage with all outstanding obligations due an payable on the final Maturity Date. The obligations of NextGen Acquisition Inc. under the Term Note have been guaranteed by GS
AgriFuels and by the following affiliates: GreenShift Corporation, GS Energy Corporation, GS CleanTech Corporation, NextGen Fuel Inc., Warnecke Design Services, Inc. and Warnecke Rentals, LLC (the "Guarantors"). Each of the Guarantors has pledged its assets to secure its guaranty. For the nine months ending September 30, 2007, interest expense of $721,457 for this obligation was incurred. The principal balance of this note at September 30, 2007 was $4,200,000.

NextGen - Selling Shareholders

On October 30, 2006, a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. NextGen Fuel is engaged in the business of developing and distributing esterification and transesterification biodiesel process technologies. The purchase price was $21,204,437, of which $17,000,000 was paid at closing and demand notes were issued to the selling shareholders totaling $4,204,437. $3,204,437 of the demand notes are due on October 31, 2007 or sooner if NextGen Fuel has realized revenue of $7,500,000 subsequent to the acquisition and there are no claims for indemnification by GS AgriFuels. The remaining $1,000,000 demand note, with interest at 6% per annum, is due to a sales consultant and is payable along with accrued interest upon the payment by customers for biodiesel production systems totaling forty million gallons per year of production capacity, paid on a pro-rated basis such that the consultant shall receive payments of $250,000 with each ten million gallon per year system on a pro-rated basis with NextGen Fuel's receipt of cash payments for such system. The principal balance of the note at September 30, 2007 was $4,060,032. As of September 30, 2007, the Company was in technical default but both parties have verbally agreed to an extension and expect to reduce the agreement to writing during the fourth quarter.

Sustainable Systems - Selling Shareholders

On March 26, 2007, GS AgriFuels purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. Sustainable owns an oilseed crushing facility in Culbertson, Montana, and is in the business of producing and selling high oleic safflower, sunflower, and canola and other high value vegetable oils. The purchase price was approximately $12.6 million of which $100,000 was payable at closing, a note was issued for approximately $1.9 million and two approximately $3.55 million debentures were issued to the selling shareholders totaling $9,004,018. The $1.9 million note is due upon the completion and commissioning of Sustainable's current plant expansion, which is expected to be completed in the first quarter of 2008. It accrues interest at 5% per annum to be paid on a pro-rated basis at maturity. For the nine months ending September 30, 2007, interest expense of $54,137 for this obligation was incurred and accrued.

One of the convertible debentures for approximately $3.55 million is due on the first anniversary of the closing. The other, also for approximately $3.55 million, is due on the second anniversary of the closing. The debentures accrue interest at 5% per annum and are to be paid on a pro-rated basis on each relevant maturity date. The convertible debentures are convertible into GS AgriFuels' common stock at the option of the holder any time after each of their respective maturity dates at a rate equal to the volume weighted average price of the common stock for the 20 trading days prior to any such date of conversion, with a minimum conversion price of $4.50. If at the time of conversion the market price of GS AgriFuels' common stock is less than $4.50, the difference between that stock price and $4.50 will be multiplied by the number of shares due and that amount will be paid in cash. The convertible debentures may be redeemed with cash by the Company at any time prior to conversion by the holder without penalty. GS AgriFuels' obligations under the Note and the convertible debentures are secured by GS AgriFuels' Sustainable common stock holdings. For the nine months ending September 30, 2007, interest expense of $202,416 for these obligations was incurred and accrued.

Sustainable Systems - Inventory Financing

On February 5, 2007, Sustainable Systems, Inc., prior to becoming a subsidiary of GS AgriFuels, entered into an inventory financing agreement for $1,800,000 with American State Bank. The Agreement allows American State Bank a security interest in all inventory and any accounts acquired after the agreement was signed. The Agreement accrues interest at a rate of 10% per annum. Monthly payments consist only of interest as of June 30, 2007 and Sustainable began making payments toward the principal in May 2007. All amounts of principal and interest remaining were due on September 1, 2007. The principal and the accompanying accrued interest in the amount of $138,350 were paid in full during the nine months ended September 30, 2007.

Sustainable Systems - Accounts Receivable

On September 25, 1998, Sustainable Systems, Inc., prior to becoming a subsidiary of GS AgriFuels, signed a note payable for $1,381,733 with First Community Bank. The note is secured by an interest in all the assets of Sustainable including the accounts receivable. The note accrues interest at a rate of 7.68% per annum. Monthly payments consist of principal and interest and a final payment will be due on September 25, 2013. For the nine months ending September 30, 2007, interest expense of $58,621 for these obligations was incurred. As of September 30, 2007, the total principal balance on this note was $1,265,196.

Sustainable Systems - Term Notes

Sustainable Systems has various notes payable with two other lenders. Sustainable has signed three notes payable with the Montana Department of Agriculture totaling $124,052. All notes accrue interest at the rate of 3% per annum with payments of principal and interest beginning March 6, 2011. The notes are secured by an interest in various equipment including eleven pumps and a solvent recovery system. For the nine months ending September 30, 2007, interest expense of $2,933 for these obligations was incurred and accrued.

Sustainable has signed four notes with Great Northern Development with balance at June 30, 2007 of $1,105,921. Three of the notes totaling $426,759 at September 30, 2007 accrue interest at the rate of 6% per annum. The payment terms for the notes are as follows: the $11,045 and $126,514 notes are to be paid off with 180 monthly payments beginning December 15, 2005 with a maturity date of November 15, 2020 and the $289,200 note is to be paid off with 120 monthly payments beginning March 15, 2006 with a maturity date of February 15, 2016. The fourth note for $679,162 accrues interest at the rate of 5% per annum with payments of principal only through November 2007 and principal and interests payments until the maturity date of November 15, 2010. For the nine months ending September 30, 2007, interest expense of $66,061 for these obligations was incurred.

On June 4, 2007, Sustainable Systems, Inc. issued an unsecured demand promissory note in the amount of $250,000 with Sheridan Electric Co-Op, Inc. in exchange for the same amount of pre-existing accounts payable to the holder. The note accrues interest at a rate of 6% per annum. Monthly payments are due in the amount of $1,500 starting June 1, 2007 and shall continue until March 1, 2010. Each payment shall first be applied to the accrued interest and then to the principal balance. For the nine months ending September30, 2007, interest expense of $4,922 for these obligations was incurred.

NOTES PAYABLE - GREENSHIFT CORPORATION

Candent Corporation

During 2007, the Company and various of its subsidiaries received an additional $468,000 in cash funds from Candent in return for short term promissory notes. Of this amount, $115,867 was repaid in the form of Company common stock and $300,000 was repaid in the form of cash during 2007.

7        DERIVATIVES

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

As of September 30, 2007 the change in the fair value of the derivative resulted in an accounting gain of $4,074,780. Amortization of the debt discount totaled $(702,161) and $2,886,570 for the three and nine month periods ended September 30, 2007, respectively. The unamortized portion of the debt discount related to the derivatives was $4,979,716 at September 30, 2007. As of September 30, 2007, the fair value of the derivative liabilities was $7,864,613.

8        DISPOSED TECHNOLOGY LICENSES

On January 14, 2006, General Ultrasonics Corporation, a former subsidiary of GS CleanTech, acquired 70% of H2 Energy Solutions, Inc. H2 Energy owned the rights to certain patented ultrasonics technologies used in the reformation of synthetic fuels.

On February 26, 2007, General Carbonics Corporation, a former subsidiary of GS CleanTech, acquired patent-pending technologies involving carbon aerogel composites (United States Patent Application Nos. 10/327,300, 10/695,214, 10/800,993, 10/840,544, and 10/198,095) (the "GCC Technologies").

Effective July 1, 2007, GS CleanTech converted the substantial majority of its investments in General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. (which investment had been previously written off) into senior secured demand notes in the amounts of $1,574,191 (including an accretion clause for advances), $261,327, $191,427 (including an accretion clause for residual advances), and $500,000, respectively (GS CleanTech had previously written off its initial investment in Aerogel Composite during 2006). In addition, effective July 1, 2007, the Company assigned all but 1,000 shares of the shares of each of General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. back to certain shareholders of each company. Also effective July 1, 2007 GS CleanTech's chairman also resigned from the officer and director posts previously held at General Ultrasonics, General Carbonics and H2 Energy Solutions and the director post previously held at Aerogel Composite. GS CleanTech will continue to hold an interest in the senior secured demand notes but as it is highly doubtful these amounts will be collected, GS CleanTech has taken a conservative stance and has decided to writeoff these investments. Neither the Company, nor any of its affiliates, has any license or other right to any of the technologies of General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. GS CleanTech's sole interest in each of General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. are is 1,000 shares in each company and its senior secured loans in each company.

9        GOVERNMENT GRANTS

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

Sustainable recognized $515,242 in grant income under the above grants, WIRED $487,327 and MBRCT $27,915 during the period from March 6, 2007 (date of acquisition) to September 30, 2007.

10       INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at September 30, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of September 30, 2007, no interest related to uncertain tax positions had been accrued.

11       SEGMENT INFORMATION

GreenShift Corporation

GreenShift currently operates six business segments: Corporate, Process Engineering, Environmental Services, Manufacturing, Oilseed Crushing and Feedstock and Fuel Production. Summarized financial information about each segment is provided below:

                                    Technology   Environmental       Equipment    Oilseed    Fuel Production
3 Months Ended 9/30/07 Corporate   Development        Services   Manufacturing   Crushing    Equipment Sales     Total
-----------------------------------------------------------------------------------------------------------------------
Revenue
   2007               (324,755)      347,994      3,975,197       1,316,599    1,925,248        7,278,426    14,518,709
   2006                 745,893      265,008      3,626,830       1,314,279            -                -     5,952,010

Net Income (Loss)
   2007               7,254,319    (140,659)        123,841         461,456    (134,055)        3,154,772    10,719,674
   2006               (321,301)    (569,906)         67,379       (373,725)            -                -   (1,197,553)

9 Months Ended 9/30/07
Revenue
   2007             (2,744,657)      532,275     11,276,402       4,572,435    4,206,338        7,278,425    25,121,218
   2006               3,151,509      457,324     10,152,973       3,498,843            -                -    17,278,888

Net Income (Loss)
   2007            (14,947,304)  (1,352,685)        289,991         394,260    (319,629)        3,200,824  (12,734,543)
   2006             (6,449,311)  (1,260,792)      (160,316)     (1,244,420)            -                -   (9,114,839)


GS CleanTech Corporation
                                            Technology     Co-Product       Process      Environmental
3 Months Ended 9/30/07        Corporate    Development     Extraction   Engineering           Services       Total
------------------------------------------------------------------------------------------------------------------
Revenue
   2007                               -        347,994             --            --        3,975,197     4,323,191
   2006                               -        265,008             --            --        3,626,830     3,891,838

Net Income (Loss)
   2007                       (715,863)      (140,659)              -             -          123,841     (732,861)
   2006                         404,836      (569,906)              -             -           67,379      (97,691)

9 Months Ended 9/30/07
Revenue
   2007                               -        532,275              -             -       11,276,402    11,808,677
   2006                               -        457,324              -             -       10,152,973    10,610,297

Net Income (Loss)
   2007                       1,756,756    (1,352,685)              -             -          289,991       694,062
   2006                     (5,059,330)    (1,260,792)              -             -        (160,316)   (6,480,438)

GS AgriFuels Corporation
                                            Fuel Production          Oilseed      Feedstock & Fuel
3 Months Ended 9/30/07        Corporate     Equipment Sales         Crushing     Production & Sales          Total
------------------------------------------------------------------------------------------------------------------
Revenue
   2007                              --           7,278,426        1,925,248                    --       9,203,674
   2006                              --                  --               --                    --              --

Net Income (Loss)
   2007                     (1,802,154)           3,154,772        (134,055)                    --       1,218,563
   2006                       (369,544)                  --                -                    --       (369,544)

9 Months Ended 9/30/07
Revenue
   2007                              --           7,278,425        4,206,338                    --      11,484,763
   2006                              --                  --               --                    --              --

Net Income (Loss)
   2007                     (8,065,588)           3,200,824        (319,629)                    --     (5,184,394)
   2006                       (641,127)                  --               --                    --       (641,127)



GS Energy Corporation
                                                   Equipment
3 Months Ended 9/30/07        Corporate        Manufacturing            Total
--------------------------------------------------------------------------------
Revenue
   2007                              --           1,316,599        1,316,599
   2006                              --           1,314,279        1,314,279

Net Income (Loss)
   2007                        (18,648)             480,104          461,456
   2006                       (359,982)             (13,743)        (373,725)

9 Months Ended 9/30/07
Revenue
   2007                              --          4,572,435         4,572,435
   2006                           1,275          3,497,568         3,498,843

Net Income (Loss)
   2007                        (98,801)            493,061           394,260
   2006                     (1,557,158)            312,738        (1,244,420)

12       ACQUISITIONS

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

GS AGRIFUELS CORPORATION

On January 16, 2007, GS AgriFuels executed an agreement with Fulton Biodiesel, LLC, a subsidiary of Homeland Energy Biofuels, LLC ("Homeland Energy") to form GS Fulton Biodiesel LLC ("GS Fulton Biodiesel"). The agreement calls for GS AgriFuels to own 80% of this company which will construct a ten million gallon per year biodiesel plant in Fulton, New York. GS AgriFuels results of operations for the period include the results of operations of GS Fulton Biodiesel, LLC from January 15, 2007 through September 30, 2007. The agreement additionally
calls  for  Homeland  Energy  to  contribute   executed  feedstock  and  offtake
agreements  that  are  sufficient  for  the  biodiesel   facility  to  meet  its
profitability goals. Homeland Energy has not to date contributed such agreements. Construction activities for this facility will commence after the Homeland Energy agreements have been obtained and sufficient financing is secured. This facility is intended to be co-located at the same site as GS AgriFuels' wholly-owned GS Northeast Biodiesel facility. NextGen is part to a settlement and services agreement that requires the payment of $660,000 to an engineering and design firm for technical services to be provided for the construction of the facility. As of December 31, 2006 NextGen Fuel, Inc. deposited $220,000 into an escrow account under the terms of this agreement. The engineering and design firm subsequently refused to accept payment and disputes certain provisions of the settlement and services agreement and the escrow amount was returned. GS AgriFuels is developing a second wholly-owned ten million gallon per year biodiesel plant in Fulton, New York ("GS Northeast Biodiesel") that is being designed to convert ten million gallons per year of crude corn oil into biodiesel. GS AgriFuels is party to an agreement with its affiliated corn oil extraction technology provider, GS Ethanol Technologies, Inc. for the supply of crude corn oil extracted from a co-located corn ethanol facility and other nearby facilities. While the financing for the construction of the biodiesel facility is currently pending, GS Ethanol has commenced engineering and procurement of its associated corn oil extraction systems.

On March 6, 2007, GS AgriFuels completed the acquisition of the remaining approximately 85% of the outstanding capital stock of Sustainable Systems, Inc. The total negotiated purchase price was $12,657,093, to be paid as follows:
$100,000 in a short term note payable, notes payable issued to the sellers for $1,900,000, two convertible debenture issued to the sellers totaling $7,104,018, and $3,553,075 in GS AgriFuels' common stock at an agreed upon fair value of $4.50 per share. The $1.9 million note is due upon the completion and commissioning of Sustainable's current plant expansion. The two $3.55 million debentures are due on the first anniversary of the closing and the second anniversary of the closing, respectively. The Company engaged a third party valuation expert who is in the process of determining the purchase price allocation. The excess of the purchase price over the net assets has been recorded as Goodwill in the amount of $13,189,668 as of September 30, 2007. GS AgriFuels' results of operations for the period include the results of operations of Sustainable Systems from March 6, 2007 through September 30, 2007.

GS AgriFuels is party to a Development Services Agreement with Mean Green Biodiesel of Georgia, LLC (f/k/a Cantrell Winsness Technologies, LLC) that includes assignment of rights in and to the Company's planned biodiesel project in Memphis, Tennessee. The terms of this agreement include reimbursement by Mean Green Biodiesel of Georgia, LLC of expenses incurred by the Company both prior and subsequent to the execution of the Development Services Agreement, the retention of 9% equity ownership stake by the Company in first ten million gallon per year facility developed for Mean Green Biodiesel of Georgia, LLC at the site, and the purchase of one ten million gallon per year biodiesel system from NextGen Fuel, Inc. Mean Green Biodiesel of Georgia, LLC is owned by a former consultant to the Company. GS AgriFuels may decide to co-locate a wholly- or majority-owned biodiesel production facility at the Memphis site but has no current plans to do so.

GS CLEANTECH CORPORATION

GS EnviroServices - Reverse Merger

On March 19, 2007, GS EnviroServices, Inc., a subsidiary of GS CleanTech, and its wholly owned subsidiaries, Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a/ Jones Environmental Services (NE) Inc.) entered into an Agreement and Plan of Merger and Reorganization ("Merger") with TDS (Telemedicine), a publicly held corporation. Pursuant to the Agreement, 19,000,000 shares of GS EnviroServices' common stock were issued to GS CleanTech in exchange for the purchase of GS EnviroServices and its subsidiaries. The individuals who were shareholders of TDS (Telemedicine), Inc. prior to the Merger retained 4,000,000 shares of common stock in the public company. The Merger has been accounted for as a reorganization of entities under common control. The above transaction has been accounted for as a reverse merger (recapitalization) with GS EnviroServices, Inc. being deemed the accounting acquirer and TDS (Telemedicine) Inc. being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of GS EnviroServices, Inc. as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to additional paid in capital. The basis of the assets and liabilities of GS EnviroServices, Inc. and subsidiaries, the accounting acquirer, has been carried over in the recapitalization.

On May 25, 2007, GS EnviroServices completed the reincorporation of TDS (Telemedicine) Inc. by changing its state of incorporation from New York to Delaware. Under the Merger Agreement, TDS merged with and into GS EnviroServices, Inc., a Delaware Corporation. As of May 25, 2007, TDS ceased to exist and GS EnviroServices will continue to operate the New York Corporation's business under the name "GS EnviroServices, Inc."

GS EnviroServices - Acquisition of Vertex Environmental Services, Inc.

On April 9, 2007, GS EnviroServices acquired certain assets of the Remedial Construction Group of Vertex Environmental Services, Inc. GS EnviroServices has incorporated this team of professionals with the field service division of GS EnviroServices's subsidiary Enviro-Safe Corporation. With this acquisition, GS EnviroServices will expand operations into the southern New England area with a new Rhode Island facility. We believe this acquisition will enhance and expand our business with minimal capital outlay. This expansion of our existing services through this strategic acquisition will generate incremental revenues from existing and new customers. Operations of this acquisition from the date of acquisition through June 2007 have been included in GS EnviroServices's consolidated statement of operations. . In accordance with these statements, the excess purchase price over the assets acquired has been recorded as goodwill. The following table summarizes the acquisition detailed above:


Cash paid directly to seller from Line of Credit              $          387,000
Cash paid directly to seller                                              43,000
   Closing costs                                                          17,842
                                                              ------------------
   Total purchase cost                                        $          447,842
                                                              ==================
Allocation of purchase price:
   Tools and equipment                                        $           26,826
   Excess purchase price over fixed assets acquired                      421,016
                                                              ------------------
   Total assets acquired                                      $          447,842
                                                              ==================

13       DISPOSAL OF MINORITY INVESTMENTS

During the three months ended September 30, 2007, GS CleanTech liquidated its holdings in Ovation Products Corporation, TerraPass, Inc., and Air Cycle Corporation for $945,000, $402,000 and $335,000, respectively, in cash.

On January 14, 2006, General Ultrasonics Corporation, a former subsidiary of GS CleanTech, acquired 70% of H2 Energy Solutions, Inc. H2 Energy owned the rights to certain patented ultrasonics technologies used in the reformation of synthetic fuels.

On February 26, 2007, General Carbonics Corporation, a former subsidiary of GS CleanTech, acquired patent-pending technologies involving carbon aerogel composites (United States Patent Application Nos. 10/327,300, 10/695,214, 10/800,993, 10/840,544, and 10/198,095) (the "GCC Technologies").

Effective July 1, 2007, GS CleanTech converted the substantial majority of its investments in General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. (which investment had been previously written off) into senior secured demand notes in the amounts of $1,574,191 (including an accretion clause for advances), $261,327, $191,427 (including an accretion clause for residual advances), and $500,000, respectively (GS CleanTech had previously written off its initial investment in Aerogel Composite during 2006). In addition, effective July 1, 2007, the Company assigned all but 1,000 shares of the shares of each of General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. back to certain shareholders of each company. Also effective July 1, 2007 GS CleanTech's chairman also resigned from the officer and director posts previously held at General Ultrasonics, General Carbonics and H2 Energy Solutions and the director post previously held at Aerogel Composite. GS CleanTech will continue to hold an interest in the senior secured demand notes but as it is highly doubtful these amounts will be collected, the Company has taken a conservative stance and has decided to writeoff these investments. Neither GS CleanTech, nor any of its affiliates, has any license or other right to any of the technologies of General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. GS CleanTech's sole interest in each of General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. are its 1,000 shares in each company and its senior secured loans in each company.

14      RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH VIRIDIS CAPITAL, LLC

On March 30, 2007 the Board of Directors of the Company authorized that in return for Viridis' satisfaction of any debt to Global under the Forbearance Agreement, the Company would issue to Viridis a new unsecured convertible term debenture, on a dollar for dollar basis, with a term of five years and a fixed interest rate of 5%. The debenture is convertible into the Company's common stock at the greater of $0.20 per share or 100% of the closing market price for the Company's common stock at the time of conversion. A derivative liability of $1,378,336 was recorded at the assumption date. As of September 30, 2007, the balance due to Viridis was $295,358. The gain on the fair market value of the derivative liability was $1,437,408 and interest expense of $4,923 has been accrued. See Note under Candent Corporation. Viridis Capital has also guaranteed all debt company-wide.

TRANSACTIONS WITH CANDENT CORPORATION

During 2005 and 2006, the Company and various of its subsidiaries issued a series of convertible debentures to Candent Corporation in return for cash funds invested in the Company and various of its subsidiaries. As of December 31, 2006 the total amount due to Candent Corporation was $2,625,763, which amount was convertible into Company common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of the Company's common stock for the thirty days preceding conversion, with a conversion price floor of $0.005, provided that Candent may not receive shares issuable upon any permissible conversion of any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of the Company's outstanding common stock. The former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock held by Candent is in trust for the benefit of its former president.

During the nine months ended September 30, 2007, the Board of Directors of the Company negotiated and entered into an agreement with Candent pertaining to the cancellation of the debentures issued to Candent. This agreement was executed on September 12, 2007 and provided for the cancellation of $2,625,763 in convertible debentures effective December 31, 2006. The debentures that were cancelled included $2,112,896 in convertible debentures due to Candent and $512,867 in the convertible debentures owed to Viridis since the debentures owed to Candent were reduced by $550,000 during the nine months ended September 30, 2007. The agreement also called for the waiver of all accrued interest owed to Candent and a one-time conversion of $300,000 into 10 million shares of GreenShift common stock.

TRANSACTIONS WITH TOM SCOZZAFAVA AND SEAWAY VALLEY FUND

On December 28, 2006, GS AgriFuels issued to Seaway Valley Fund, LLC a convertible debenture due December 28, 2008 with a face amount of $250,000 for monies received in January 2007 by GS AgriFuels from Seaway Valley in the amount of $250,000. This debenture and the accompanying accrued interest in the amount of $7,726 were paid in full during the nine months ended September 30, 2007. The controlling member of Seaway Valley is GS AgriFuels' President and Chief Executive Officer.

OTHER RELATED PARTY TRANSACTIONS

In August 2006 GS AgriFuels paid a $200,000 deposit to Warnecke Design Service, Inc. for the purchase of a NextGen Fuel 10 million gallon per year biodiesel system. The total purchase price for this system is $3,200,000, and it is expected that GS AgriFuels will take delivery of the system during 2008.

NextGen Fuel, Inc. has an exclusive manufacturing agreement with Warnecke Design Service, Inc., a subsidiary of GS Energy, which is in turn a subsidiary of GreenShift, for the design, fabrication, assembly, testing, and commissioning of NextGen Fuel's biodiesel production systems. During the nine months ended September 30, 2007, GS AgriFuels paid deposits under the manufacturing agreement totaling approximately $200,000 to Warnecke and had accounts payable and accrued expenses of $250,620 due to Warnecke at September 30, 2007.

During the nine months ended September 30, 2007, GS CleanTech borrowed $30,000 from David Winsness, GS CleanTech's Chief Executive Officer. The note is non interest bearing and payable upon demand.

In June 2007, GS CleanTech sold its 3% investment in General Hydrogen for $135,223. The Company realized a $364,777 loss on the sale of this investment. The Company's parent received $110,233 of proceeds and $25,000 by GS Carbon, an affiliate of the Company. GS CleanTech recorded a note receivable in the amount of $110,223 from the Company's parent and $25,000 from GS Carbon. These amounts were subsequently forgiven and credited to additional paid in capital at the end of the quarter.

On May 11, 2007, the Board of Directors of GS CleanTech Corporation voted to make a capital contribution to GS EnviroServices. As a result the $585,156 intercompany loan balance due from GS EnviroServices to GS CleanTech was reduced to zero. The total balance was credited to additional paid in capital.

On September 30, 2007, the Board of Directors of GreenShift Corporation voted to make a capital contribution to GS CleanTech. As a result the $576,397 intercompany loan balance and accrued interest due from GS CleanTech to GreenShift was reduced to zero. The total balance was credited to additional paid in capital.

During the nine months ended September 30, 2007, the Company paid $4,952 to R. Green Management for services, a company owned and operated by a relative of James F. Green, President and chief executive officer of GS EnviroServices.

15       DISCONTINUED OPERATIONS

During the year ended December 31, 2006, the GS CleanTech Board of Directors adopted a plan for the sale of the GS CleanTech's environmental consulting business, which was located in Mount Arlington, New Jersey and operated by EnviroSciences Inc. On May 4, 2007, GS CleanTech executed a Share Purchase Agreement with the former owners of EnviroSciences with an effective date of January 1, 2007. In exchange for the outstanding shares of EnviroSciences, Inc., the former owners agreed the pay $250,000 to the Company, which amount was paid as of June 30, 2007. GS CleanTech recognized a gain of $2,494,946 from the sale. A breakdown of this purchase is as follows:

Cash received on purchase                                        $   250,000
Assets disposed of                                                 1,298,382
Liabilities disposed of                                           (3,543,328)
                                                                ------------
Net gain on disposals of assets and liabilities                    2,244,946
                                                                ------------
Total gain on sales of discontinued operations                   $ 2,494,946
                                                                ------------

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

On July 1, 2007, the Company sold its interest in Seaway Valley Capital Corporation (f/k/a GS Carbon Corporation) ("GS Carbon"). In addition, on July 1, 2007, GS CleanTech acquired 100% of the capital stock of GS Carbon Trading, Inc., a subsidiary of GS Carbon. Certain convertible debentures and related discounts and derivative liabilities remained with GS Carbon after the sale of GS Carbon Trading, Inc. These convertible debentures are reflected in discontinued operations. As a result of the disposal of GS Carbon Corporation, the Company realized a gain on disposal of discontinued operations of $9,765,281 for the nine months ended September 30, 2007.

The components of discontinued operations for the nine months ended September 30, 2007 and 2006 are as follows:

                                                             2007            2006
                                                     ------------    ------------

Net revenues .....................................   $     18,900    $  3,154,573
Cost of revenues .................................         12,126       1,854,103
                                                     ------------    ------------
Gross profit .....................................          6,774       1,300,470
                                                     ------------    ------------
Selling, general and administrative expense ......      2,787,867         846,388
                                                     ------------    ------------
Income from operations ...........................     (2,781,093)        454,082
                                                     ------------    ------------
Other income and expenses, net ...................     (6,661,111)        (66,042)
                                                     ------------    ------------
Total other income and expense ...................     (6,661,111)        (66,042)
                                                     ------------    ------------
Income before provision for income taxes .........           --           338,039
Total provision for tax ..........................         (3,069)        114,873
                                                     ------------    ------------
Net income (loss) from discontinued operations ...     (9,445,273)        (41,072)
                                                     ------------    ------------
Gain (loss) on disposal of discontinued operations     12,260,227            --
                                                     ------------    ------------
Total income (loss) - discontinued operations ....   $  2,814,954    $    273,166
                                                     ============    ============

The results presented above for 2007 and 2006 include the operating activity for the discontinued operations for the three and nine month periods. Assets and liabilities of the discontinued businesses were reported as net assets and net liabilities (current and net of current) of discontinued operations at September 30, 2007.

Assets and liabilities of discontinued operations as of September 30, 2007 are as follows:

Non-current assets of discontinued operations
Other assets .......................................   $   7,500
                                                       ---------
Total assets of discontinued operations ............       7,500
                                                       =========

Current liabilities of discontinued operations:
Accounts payable ...................................     254,958
Accrued Expenses ...................................     168,134
                                                       ---------
Total current liabilities of discontinued operations     423,092
                                                       ---------

Net liabilities of discontinued operations .........   $(415,592)
                                                       =========

16       COMMITMENTS AND CONTINGENCIES

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


GS EnviroServices, Inc. is a plaintiff in a matter where it seeks to recover $32,907 for services performed. The customer filed a counter-claim for an alleged breach of contract in the amount of $116,000. The Company believes that the alleged defaults are without merit and has commenced litigation. Additionally, management believes that the final resolution of this matter will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

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

In February 2007, GS CleanTech received a notice from the state of New York Department of Environmental Conservation that it may be a Potentially Responsible Party in connection with the mandatory clean-up of a treatment site maintained by Frontier Chemical, to whom GS CleanTech transferred hazardous materials in the past. GS CleanTech is investigating the matter. However, as of September 30, 2007, liability has not been ascertained and amount of loss cannot be reasonably estimated. Therefore, GS CleanTech has made no allowance for any financial responsibility at this time.

On February 28, 2007 the Company issued to Kerns Manufacturing Corp. a convertible debenture in the principal amount of $1,000,000 in settlement of a pending legal action. The convertible debenture was payable on June 30, 2007 and did not bear interest. The Company failed to pay the principal due on June 30, 2007. Therefore, Kerns filed a motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York, Queens County, seeking $1,000,000 in damages and ancillary relief. GS CleanTech subsequently entered into an amended agreement dated September 10, 2007 extending the due date to January 15, 2008.

The Company is party to the matter entitled LeBlanc v. Tomoiu, et. al., which action was filed in the Superior Court of Connecticut. The verified complaint seeks damages relating to the acquisition by General Ultrasonics of the stock of H2 Energy Solutions, Inc. from substantially all of its shareholders, as well as attorney's fees and costs. The Company has responded to the verified complaint and denies any liability.

The Company is party to the matter entitled O'Brien & Gere Limited, et al v. NextGen Chemical Processors, Inc., et al., which action was filed in the Supreme Court of the State of New York. The verified complaint, which also names the Company and certain of its affiliates, seeks performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of our recently acquired NextGen Fuel, Inc., subsidiary. The Company has responded to the verified complaint and denies any liability. The Company estimates that the legal fees for our defense will be nominal, if any, as the sellers have been paying the fees to date. On September 19, 2007, the Supreme Court of the State of New York dismissed a significant portion of O'Brien & Gere's complaint with prejudice.

 17       RESTATEMENT OF PRIOR PERIODS

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

On July 26, 2007, GS Carbon (now known as Seaway Valley Capital Corporation) determined it was liable for approximately $498,000 of convertible debt along with approximately $59,000 of related derivative liabilities at the acquisition date and that it existed at December 31, 2006 and March 31, 2007. On October 12, 2007 the Company filed an amended Form 10-KSB/A for the year ended December 31, 2006 and an amended 10QSB/A for the quarter ended March 31,2007.

18       SUBSEQUENT EVENTS

CONVERTIBLE DEBENTURE

During October 2007, the Company issued a debenture in the amount of $25,000 to Viridis Capital. This convertible debt has a term of five years, a fixed interest rate of 5%, and is convertible into the Company's common stock at the greater of $0.20 per share or 100% of the closing market price for the Company's common stock at the time of conversion. At November 14, 2007 the Viridis debenture payable was $195,000. Viridis Capital is the majority shareholder of the Company and is wholly owned by the Company's chairman.

MANAGEMENT

On October 3, 2007 GS AgriFuels' Board of Directors appointed Edward R. Carroll to serve as GS AgriFuels' Chief Financial Officer. At the same time, GreenShift Corporation, the parent of GS AgriFuels, appointed Mr. Carroll to serve as its Chief Operating Officer. GreenShift Corporation will pay Mr. Carroll an annual salary of $150,000 for services on behalf of both GreenShift and GS AgriFuels, and will allocate an appropriate portion of the payments to its intercompany account with GS AgriFuels. Mr. Carroll will also receive a bonus at the discretion of the GreenShift Board of Directors.

On October 3, 2007, Kevin Kreisler resigned from his position as the Chief Financial Officer for GS AgriFuels. On the same date, the Board of Directors appointed Mr. Kreisler to the position of Chief Operating Officer. Mr. Kreisler will remain a member of the GS AgriFuels Board of Directors.

On October 3, 2007, GS AgriFuels' Board of Directors appointed Thomas Scozzafava to serve on its Board of Directors. Mr. Scozzafava has been GS AgriFuels' Chief Executive Officer since December 2006.

JOINT VENTURE

After the end of the third quarter, GS AgriFuels formed a 67% owned joint venture with Ralston International Brazil LTDA.

RESTRUCTURING

On November 9, 2007, the Company announced that the proposed merger between GS Energy Corporation and GS AgriFuels has been cancelled. The proposed merger between the Company and GS CleanTech has also been cancelled.

On November 9, 2007, GS CleanTech and GS AgriFuels agreed to terminate the license agreement dated July 1, 2007 pursuant to which GS AgriFuels had been obtaining raw materials from GS CleanTech. GS CleanTech will continue to supply raw materials to GS AgriFuels, but on terms to be determined at the time of shipment.

On November 9, 2007, GreenShift transferred its 60% stake in GS AgriFuels to GS CleanTech. GS CleanTech plans to transfer its corn oil assets to GS AgriFuels in return for a term not issued at fair value after the Company has received an independent fairness opinion relative to the terms of the transfer. These two transfers will consolidate the Company's extraction and biodiesel operations within GS AgriFuels.

GreenShift will convert out of its preferred stock in GS CleanTech into GS CleanTech's common stock and then distribute 100% of its stake in GS CleanTech on a pro-rated basis to all of GreenShift's shareholders. GS CleanTech will complete a 1:50 reverse stock split as soon as possible

On November 9, 2007 GreenShift, which owns the majority interest in GS AgriFuels, contributed to GS CleanTech's capital 24,000,000 shares of the common stock and 621,347 shares of the Series C preferred stock of GS AgriFuels Corporation, representing about 60% of the outstanding fully diluted capital stock of GS AgriFuels. On November 9, 2007 GreenShift also contributed to GS CleanTech's capital 160,000,000 shares of common stock and 919,000 shares of the Series D preferred stock of GS Energy Corporation, representing 75% of the outstanding capital stock of GS Energy.

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

GreenShift   develops  and  commercializes   technologies  that  facilitate  the
efficient use of natural resources. Our approach is to target and reduce inefficient use of resources in existing production processes by

     >>   developing and implementing incremental advances in technologies
     >> that integrate into and leverage established production infrastructure and distribution channels
     >> to enable increased and sustainable profits by decreasing raw material needs, facilitating co-product reuse, and reducing the generation of wastes and emissions.

These incremental shifts forward in both economic and environmental gain - green shifts - are at the core of our technology commercialization philosophy and the basis of our business model. Our initial focus is on the agriproducts sector, where we have identified, acquired and commercialized technologies that create value-added co-product, waste extraction and refining opportunities.

GreenShift has over 151 employees and our operations consist of the following functional groups:

     >>   research and development,
     >>   process engineering services,
     >> specialty equipment manufacturing (including prototyping and pilot and full-scale project support),
     >>   fat, oil and oilseed extraction and processing,
     >>   biodiesel and other renewable fuels production, and
     >>   environmental services.

OPERATIONS AND BUSINESS STRATEGY

Since inception in April 2005, GreenShift has raised and deployed more than $45 million in capital to successfully: (i) acquire and develop technologies that are capable of cost-effective "plug-and-play" integration into existing agriproducts plants; (ii) develop the go-to-market capabilities necessary to bring these technologies to market; (iii) complete early-stage commercialization and finalize the application of the first two of these technologies; (iv) sell and commission early-adopter and commercial implementations of these two technologies (five separate facilities are in continuous production today); (v) execute agreements that are vital to the foundation of our long term commercialization plans, and, importantly, (vi) initiate cash flows with our technologies.

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

Company                                                                                                   Business Model
------------------------------------------------------------------------------------------------------------------------
GS CleanTech Corporation (OTCBB: GSCT)      Emerging Technology Development, Co-Product Extraction & Process Engineering
GS AgriFuels Corporation (OTCBB: GSGF)               Fuel Production, Oilseed Crushing & Fuel Production Equipment Sales
GS Energy Corporation (OTCBB: GSEG)                                                      Equipment Manufacturing & Sales
GS EnviroServices, Inc. (OTCBB: GSEN)                                                             Environmental Services


Our Technology Commercialization Plan

The carbon, hydrogen and other resources latent in the co-product flow of traditional agriproducts businesses are relatively easy to extract and refine into valuable products. Moreover, we believe that the dynamics of the fuel markets, the increased focused on carbon and its roles in our ecosystem, and the amenability of agriproducts infrastructure to incremental process upgrades are all factors that weigh heavily in favor of our plan to develop the agriproducts vertical first.

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

We acquired and currently own or otherwise hold certain rights to a number of important clean technologies through our various operating companies, some of which are listed here:

Technology                             Status                          IP Rights                                 Owned By
-------------------------------------------------------------------------------------------------------------------------
Corn Oil Extraction                    Patent-Pending                  Owned                                 GS CleanTech
Flash Desiccation/Homogenization       Patented                        Exclusive License                     GS CleanTech
Carbon Dioxide Bioreactor              Patented/Patent-Pending         Exclusive License/Owned               GS CleanTech
Integrated Multi-Fuels Production      Patent-Pending                  Owned                                 GS CleanTech
Biodiesel Production                   Patent-Pending                  Owned                                 GS AgriFuels
Biomass Gasification                   Patent-Pending                  Limited Exclusive Rights(*)           GS AgriFuels

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

Our long-term technology development strategy is to focus on the inevitable consequences of the way industrial processes use natural resources to make things, and to extract opportunities for positive economics by simultaneously increasing production efficiencies and reducing the upstream and downstream impacts to our ecosystem. With increasing burdens on natural resources globally, both at the beginning and end of product supply chains, resource utilization must improve. GreenShift's long term mission is to make a significant contribution to achieving this.

Our Go-To-Market Activities as of September 30, 2007

Technology commercialization is in general a capital intensive process that requires a tremendous amount of resources to move a single technology through research and development and into mature go-to-market execution. We are very mindful of this and we have selected technologies that integrate into each other as well as targeted host producers. Some of our recent go-to-market achievements during the nine months ended September 30, 2007 are provided here:

     >> Commercialization of Technology. We brought our patent-pending corn oil extraction and biodiesel technologies from the bench and into the field where we are currently executing our go-to-market strategy for each. We have other technologies in the queue that will follow suit:
          ZeroPoint's biomass gasification technology for heat, power and liquid fuels applications and our bioreactor technologies.

     >> Acquisition of Rights to Corn Oil Supply. We have executed agreements for the extraction and purchase of more than 50 million gallons of crude corn oil per year for a minimum of ten years at prices that are indexed to diesel spot prices. The existing and under-construction corn ethanol production in the U.S. corresponds to more than a 700 million gallon per year corn oil extraction opportunity. Our initial penetration goal is to secure long-term extraction rights to 150 million gallons of corn oil.

     >> Installation and Start-up of Corn Oil Extraction Systems. We have installed three corn oil extraction systems to date, one of which is our 100% owned Oshkosh system, which is located at Utica Energy, LLC's 50 million gallon per year Delta-T dry mill corn ethanol facility. This system is producing oil today at yields that correspond to more than 1.5 million gallons per year and about $1.125 million per year in contribution margin. We have completed engineering and purchased the long-lead time and other components for 7 additional systems corresponding to more than another 10.5 million gallons per year of extracted corn oil. These systems are scheduled for installation at a number of different ethanol facilities during the first 6 months of 2008. We are financing these deployments with our cash flows and a form of mezzanine project financing (not equity) that we expect to close in the near term.

     >> Advance Payment on Corn Oil Supply. We have pre-sold one year's worth of ten million gallons of corn oil to one of our NextGen clients and we intend to start regularly processing corn oil from our Oshkosh system at this client's NextGen-based facility in the immediate term.

     >> Sales of Biodiesel Production Equipment. We have executed a number of contracts to sell NextGen biodiesel production systems to various third party clients. Our backlog of sales of our NextGen biodiesel production systems currently exceeds $53 million. Our pipeline of sales prospects corresponds to potential additional sales well in excess of this amount.

     >> Installation and Commissioning of Biodiesel Facilities Based on NextGen Technology. We commissioned two facilities based on our NextGen biodiesel technology during the three months ended September 30, 2007. The first was a 5 million gallon per year facility in Middletown, Indiana (www.e-biofuels.com) and the second a 10 million gallon per year facility in Adrian, Michigan (www.nextdiesel.net - http://greenshift.jgpdev.com/media/). These facilities are owned by clients of GS AgriFuels' NextGen subsidiary. The Middletown client has executed an agreement to purchase an additional two 10 million gallon per year systems (which are scheduled for commissioning during the fourth quarter 2007 and the first quarter of 2008) and the Adrian client has executed agreements to purchase an additional 10 million gallon per year system and some specialized feedstock preparation equipment (which are scheduled for commissioning during the first quarter of 2008). In total, these two clients alone correspond to about $16 million in system sales based on our proprietary biodiesel technology.

     >> Formation of NextGen Biodiesel South America S/A. We recently formed a 67% owned joint venture with Ralston International Brazil LTDA to penetrate into the valuable South American markets. We are currently working through a substantial pipeline of qualified sales prospects. As is the case in the U.S. market, our expertise in process engineering and alternative feedstock extraction, preparation and processing is a significant competitive advantage in these markets.

     >> Development of Biodiesel Production Facilities. We have completed preliminary engineering and permitting activities for our own biodiesel production facilities that are going to be co-located at ethanol facilities in New York (10 million gallons per year), Iowa (10 million gallons per year) and Indiana (5 million gallons per year). These facilities are being designed to scale to 20 million gallons per year, 30 million gallons per year and 10 million gallons per year, respectively. We are currently in various stages of negotiations to locate GS-owned corn oil biodiesel production facilities at several other ethanol facilities.

     >> Operation and Expansion of Oilseed Crush Facility. GS AgriFuels' Culbertson, Montana-based Sustainable Systems subsidiary currently produces and sells high oleic safflower, sunflower, cannola and other high-value oils into the culinary markets in either bulk or packaged quantities. Sustainable's bulk products are available as either crude degummed, refined bleached and deordorized (RBD), or as RBD with winterization. Sustainable is currently expanding its oilseed extraction and refining capability from 300 tons per day to 600 tons per day. When this expansion is completed within the first six months of 2008, Sustainable will be capable of generating in excess of $80 million per year in sales. In addition to expanding Sustainable's oilseed processing capabilities in Montana and at other strategic locations, we intend to leverage Sustainable's existing processing and distribution infrastructure to cost-effectively co-locate our biodiesel and biomass refining technologies to build Integrated Multi-Fuel production capability at the Montana plant.

     >> Expansion of Environmental Services. GS EnviroServices is a diversified environmental services company that provides industrial and hazardous waste management services, environmental engineering services, and site remediation services. GS EnviroServices' focus is to provide its clients with value-added, environmentally conscious and cost-effective hazardous waste management services based on its efficient management of wastes. GS EnviroServices' growth strategy is to expand its geographic base, both through increased sales activities and acquisitions, and to develop new services in the area of renewable energy and water resource conservation using technologies developed by affiliated GreenShift companies. GS EnviroServices recently acquired the remedial construction group of Vertex Environmental Services and is currently seeking out acquisitions and other opportunities that would facilitate co-location of waste grease extraction and biodiesel production technology.

     >> Acquisition and Development of Prototyping and Infrastructure Support. GS Energy's Warnecke Design Services ("WDS") subsidiary is a specialty manufacturing company that provides custom equipment manufacturing services for its clients including machine design, machine building, control system electronics and programming, and installation and maintenance support services. WDS currently services clients in the biofuels, automotive, electronics, lighting, plastics, rubber and food products industries and provides all of the custom equipment manufacturing needs of GreenShift. This operation has played, and will continue to play, a critical role in the prototyping and fabrication of our technologies. We plan to invest in the growth of this group's third party business while adding to its capability to support our ongoing development of technology.

Minority Investments

We hold minority  stakes in the following  strategically  compatible  companies:
ZeroPoint Clean Tech, Inc. (10%; owned by GS AgriFuels) and Sterling Planet, Inc. (10%; owned by GS CleanTech).

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

Update Regarding Certain Previously Announced Initiatives

GreenShift and its various subsidiaries have previously announced a number of venture investments, development projects, emerging technology research and development efforts, executed letters of intent and other agreements, and other initiatives that were consistent with GreenShift's previously stated business model during the years ended 2005, 2006 and the nine months ended September 30, 2007.

All previously announced venture investment, emerging technology development, commercialization, development projects and operating activities other than those described in this report and the Company's various other current shareholder disclosures were either discontinued or delayed pending execution of the Company's current activities as outlined herein. GS CleanTech's corn oil extraction and dissolved air flotation sludge fat extraction are in mature commercialization with two third party and one GS CleanTech-owned corn oil extraction currently in operation (with many additional GS CleanTech owned systems under contract). Several third party fat extraction systems are currently in production. GS CleanTech's Tornado Generator technology is in still under development with one early adopter facility currently in operation producing revenue for a third party. GS AgriFuels' biodiesel technology is in mature commercialization with two production facilities currently in production and several more under various stages of construction and development. ZeroPoint Clean Tech, Inc.'s biomass gasification technology is in early-stage commercialization with a commercial-pilot facility currently in operation. And, GS Energy's CO2 bioreactor technology is in research and development with a small-scale pilot bioreactor currently in operation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

Total revenues for the three months ended September 30, 2007 were $14,518,709, representing an increase of $8,566,699, or 144%, over the three months ended September 30, 2006 revenues of $5,952,010.

Cost of Revenues

Cost of revenues for the three months ended SFeptember 30, 2007 were $8,886,055, or 61.2% of revenue compared to $4,311,149, or 72.4% of revenue for the same period in 2006.

Operating Expenses

Operating expenses for the three months ended September 30, 2007 were $2,879,085, or 19.83% of revenue compared to $2,652,446, or 44.6% of revenue for the same period in 2006. Included in the three months ended September 30, 2007 was $42,122 in stock based compensation as compared to $601,576 for the three months ended September 30, 2006. The increase in operating expenses is due primarily to increases in personnel and other overhead related to the Company's process engineering, feedstock production, oilseed crush and equipment manufacturing subsidiaries.

Interest Expense

Interest expense for the three months ended September 30, 2007 was $1,514,459, representing an increase of $1,428,447 from $86,012 for the same period in 2006.

Expenses Associated with Derivative Instruments

Gain from the change in the fair market value of derivative liabilities was $2,660,160 for the three months ended September 30, 2007 compared with $7,996,848 for the three months ended September 30, 2007. Amortization of deferred financing costs and debt discounts was $1,163,517and $7,159,068, respectively.

Net Income or Loss

Net income from continuing operations for the three months ended September 30, 2007, was $1,046,968 as compared to a loss from continuing operations of $967,413 from the same period in 2006. The Company sold its interest in Seaway Valley Capital Corporation during the three months ended September 30, 2007 resulting in a gain on disposal of discontinued operations of $9,765,281. This resulted in a net gain from discontinued operations of $9,762,212 for three months ended September 30, 2007 and loss of $30,708 for the same period in 2006 were excluded from the above figures. Net income of $10,719,674 for the three months ended September 30, 2007 was due primarily to increased revenues from new business initiatives, a reduction in amortization charges associated with financing and issuance of stock based compensation as well as a reduction in selling, general and administrative expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

Total revenues for the nine months ended September 30, 2007 were $25,121,218, representing an increase of $7,860,569, or 45.5%, over the nine months ended September 30, 2006 revenues of $17,260,649. Gain from discontinued operations of $2,814,954 and a loss of $41,072 for the nine months ended September 30, 2007 and September 30, 2006, respectively, were excluded from these figures.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2007 were $17,278,888, or 68.8% of revenue compared to $12,297,390, or 71.2% of revenue for the same period in 2006.

Operating Expenses

Operating expenses for the nine months ended September 30, 2007 were $15,982,908 or 63.62% of revenue compared to $10,154,939, or 58.8% of revenue for the same period in 2006. Included in the nine months ended September 30, 2007 was $6,092,516 in stock based compensation as compared to $3,186,275 for the nine months ended September 30, 2006. The increase in operating expenses is due primarily to increases in personnel and other overhead related to the Company's process engineering, feedstock production, oilseed crush and equipment manufacturing subsidiaires.

Interest Expense

Interest expense for the nine months ended September 30, 2007 was $4,909,953, representing an increase of $3,648,662 from $1,261,291 for the same period in 2006.

Expenses Associated with Derivative Instruments

Gain from the change in the fair market value of derivative liabilities was $4,074,780 for the nine months ended September 30, 2007 compared with $5,036,655 for the nine months ended September 30, 2007. Amortization of deferred financing costs and debt discounts was $4,752,248 and $7,209,779, respectively.

Net Income or Loss

Net loss from continuing operations for the nine months ended September 30, 2007, was $15,078,902 as compared to a loss from continuing operations of $9,467,308 from the same period in 2006. The Company sold its interest in Seaway Valley Capital Corporation during the nine months ended September 30, 2007 resulting in a gain on disposal of discontinued operations of $9,765,281 and a loss from discontinued operations of $9,455,273. This resulted in a net gain from discontinued operations of $2,814,954 for nine months ended September 30, 2007 and loss of $41,072 for the same period in 2006 which were excluded from the above figures. Net loss of $12,734,543 for the nine months ended September 30, 2007 as compared to $9,114,839 for the same period in 2006 was due primarily to increased operating expenses for new business initiatives, adjustments to the fair market value of the derivative liability instruments, interest and amortization charges associated with financing, and issuance of stock based compensation.

Despite the 45.5% increase in revenues, net loss from continuing operations during the nine months ended September 30, 2007 was $12,734,543, an increase from the $9,659,535 loss recorded in the same period of 2006. The two primary reasons for the magnitude of the nine month loss were expenses attributable to the transition from technology development to mature market execution and expenses attributable to past financing activities. Specifically, during the recent nine month period GreenShift incurred substantial expenses attributable to:

     >>   Technology development activities;
     >> One-time equity grants to employees and consultants in lieu of cash compensation; and
     >> Adjustments to the book value of derivatives associated with financing activities in 2005 and 2006.

Management expects the magnitude of those three items of expense to be non-recurring, although the future effect of adjusting derivatives to market value will depend on future changes in the stock prices of GreenShift and its subsidiaries. To clarify the effect of these one-time charges and financing charges on GreenShift's results, the following table reconciles the reported net income/(loss) of GreenShift and its subsidiaries on an unconsolidated basis with adjusted EBITDA (a non-GAAP measure of performance):

9 Months Ended 9/30/07            GreenShift        GS CleanTech        GS AgriFuels          GS Energy             Total
-------------------------------------------------------------------------------------------------------------------------
Income (Loss)                $   (6,820,075)     $       542,187       $  (5,184,394)     $      394,260   $  (11,068,022)
Interest                            897,043              932,761           3,025,503              54,646        4,909,953
Depreciation & Amortization        (619,117)           3,130,514           2,240,851                  -         4,752,248
Unrealized Gains/Losses
   on Derivatives                  (669,173)          (3,405,607)                  -                  -        (4,074,780)
Realized Gains/Losses on Sale
   of Discontinued Operations    (9,768,350)          (2,491,877)                  -                  -       (12,260,227)
Stock-based Compensation          4,428,714              479,018           1,184,784                  -         6,092,516
Other Non-recurring Items                 -              151,875                   -                  -           151,875
Taxes                               278,475              113,269                   -                  -           391,744
-------------------------------------------------------------------------------------------------------------------------
Adjusted EBITDA              $  (12,272,483)      $     (547,860)      $   1,266,744     $       448,906   $  (11,104,693)

DERIVATIVE LIABILITIES

As of September 30, 2007 GreenShift and its subsidiaries had several convertible debentures due to Global. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results.

The principal amount on our convertible debentures due to Global was $39,262,926 as of September 30, 2007 and the unamortized note discount was $4,979,716. For the nine months ended September 30, 2007, we recognized interest expense for accretion of the debt discount of $2,886,570 and a gain for the change in fair value of the derivative of $4,074,780 for these debentures. The derivative liability as of September 30, 2007 was $7,864,613.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by financing activities. For the nine months ended September 30, 2007, net cash provided by our operating activities was $6,140,549 as compared to the net cash used by our operating activities of $6,723,670 for the nine months ended September 30, 2006.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At September 30, 2007 the Company had cash of $1,169,817.

Our operating activities during the first nine months of 2007 provided $6,140,549 in cash. At September 30, 2007, accounts receivable, net of allowance for doubtful accounts, totaled $3,812,763 and inventories totaled $1,932,201. Accounts payable and accrued expenses totaled $13,056,386.

For the nine months ended September 30, 2007, we used $3,620,426 for investing activities, and we used cash from financing activities of $3,356,437.

The Company had a working capital deficit of $35,036,007 at September 30, 2007, which includes derivative liabilities of $7,748,560 and convertible debentures of $26,788,388, net of discounts.

At the present time, GreenShift has no source of committed capital. We are currently investigating the availability of both equity and debt financing necessary to complete the Company's current projects. We do not know at this time if the necessary funds can be obtained nor on what terms they may be available.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

          III. Risks Factors Attendant to Ownership of our Common Stock

The resale of shares acquired by YA Global Investments from GreenShift may reduce the market price of GreenShift' shares.

YA Global Investments owns convertible debentures issued by GreenShift, which will permit it to acquire GreenShift common stock and resell it to the public. At the current market price, YA Global Investments could convert its debentures into over 50% of our outstanding common stock. It is possible that resale of shares by YA Global Investments will significantly reduce the market price for GreenShift common stock.

Existing shareholders may experience significant dilution from our issuance of shares to Global Capital Partners.

The issuance of shares on conversion of the convertible debentures held by YA Global Investments will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue if the debentures are converted on the basis of the contemporaneous market price. If our stock price is lower, then our existing stockholders would experience greater dilution.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to the matter entitled LeBlanc v. Tomoiu, et. al., which action was filed in the Superior Court of Connecticut. The verified complaint seeks damages relating to the acquisition by General Ultrasonics of the stock of H2 Energy Solutions, Inc. from substantially all of its shareholders, as well as attorney's fees and costs. The Company has responded to the verified complaint and denies any liability.

The Company is party to the matter entitled O'Brien & Gere Limited, et al v. NextGen Chemical Processors, Inc., et al., which action was filed in the Supreme Court of the State of New York. The verified complaint, which also names the Company and certain of its affiliates, seeks performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of our recently acquired NextGen Fuel, Inc., subsidiary. The Company has responded to the verified complaint and denies any liability. The Company estimates that the legal fees for our defense will be nominal, if any, as the sellers have been paying the fees to date. On September 19, 2007, the Supreme Court of the State of New York dismissed a significant portion of O'Brien & Gere's complaint with prejudice.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Item 2.01  Completion of Acquisition of Assets

On November 9, 2007 GreenShift Corporation, which owns the majority interest in GS CleanTech, contributed to GS CleanTech's capital 24,000,000 shares of the common stock and 621,347 shares of the Series C preferred stock of GS AgriFuels Corporation, representing about 60% of the outstanding fully diluted capital stock of GS AgriFuels. Financial statements of GS AgriFuels Corporation are available in the periodic reports filed by that corporation on the EDGAR website maintained by the Securities and Exchange Commission.

On November 9, 2007 GreenShift also contributed to our capital 160,000,000 shares of common stock and 919,000 shares of Series D preferred stock of GS Energy Corporation, representing 75% of the outstanding capital stock of GS Energy. Financial statements of GS Energy Corporation are available in the periodic reports filed by that corporation on the EDGAR website maintained by the Securities and Exchange Commission.

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

GREENSHIFT CORPORATION

By:           /S/       KEVIN KREISLER
              ------------------------
                        KEVIN KREISLER
                        Chief Executive Officer

Date:                   November 14, 2007




By:           /S/       JACQUELINE FLYNN
              --------------------------
                        JACQUELINE FLYNN
                        Chief Financial Officer

Date:                   November 14, 2007