Form 10KSB
period 2007-12-31
CARBONICS CAPITAL CORP
filed 2008-04-15
CIK 1102414

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
                            -------------------------


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                          COMMISSION FILE NO.: 0-28887



                          CARBONICS CAPITAL CORPORATION
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


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act__.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. (X).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X.

State issuer's revenues for its most recent fiscal year: $0.

The number of outstanding shares of common stock and value of the voting stock held by non-affiliates of the Registrant as of April 11, 2008 was 9,549,246 and $467,913, respectively.


                          CARBONICS CAPITAL CORPORATION
                           ANNUAL REPORT ON FORM 10KSB
                   FOR THE FISCALYEAR ENDED DECEMBER 31, 2007

                                TABLE OF CONTENTS


                                                                                                          Page

Part I
Item 1      Description of Business .........................................................................4
Item 2      Description of Properties........................................................................6
Item 3      Legal Proceedings................................................................................6
Item 4      Submission of Matters to a Vote of Security Holders .............................................6

Part II
Item 5      Market for Registrant's Common Equity and Related Stockholder Matters ...........................7
Item 6      Management's Discussion and Analysis ............................................................8
Item 7      Financial Statements ...........................................................................10
Item 8      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............27
Item 8A     Controls and Procedures ........................................................................27
Item 8B     Other Information ..............................................................................27

Part III
Item 9      Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
            Compliance with Section 16(a) of the Exchange Act ..............................................29
Item 10     Executive Compensation .........................................................................30
Item 11     Security Ownership of Certain Beneficial Owners and Related Stockholder Matters ................30
Item 12     Certain Relationships and Related Transactions and Director Independence  ......................31

Part IV
Item 13     Exhibits  ......................................................................................32
Item 14     Principal Accountant Fees and Services .........................................................34

Signature...................................................................................................35


                                     PART I

Basis of Presentation

In this Annual Report on Form 10-KSB, the terms "we," "our," "us," "Carbonics," or the "Company" refer to Carbonics Capital Corporation (f/k/a GreenShift Corporation), and its subsidiaries on a consolidated basis. The term "Carbonics Capital Corporation" refers to Carbonics Capital Corporation on a stand alone basis only, and not its subsidiaries.

Forward Looking Statements

We make certain forward-looking statements in this Annual Report on Form 10-KSB and in the documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions. These statements reflect our management's judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

     >>   the volatility and uncertainty of commodity prices;

     >> the costs and business risks associated with developing new products and entering new markets;

     >>   our ability to locate and integrate future acquisitions;

     >> the impact of new, emerging and competing technologies on our business;

     >> the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;

     >> changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

     >>   our reliance on key management personnel;

     >>   limitations  and   restrictions   contained  in  the  instruments  and
          agreements governing our indebtedness;

     >>   our  ability  to  raise  additional   capital  and  secure  additional
          financing;

     >> our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

     >> other risks referenced from time to time in our filings with the SEC and those factors listed in this Form 10KSB under Item 1A, Risks Factors, beginning on page 24.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-KSB, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

ITEM 1        DESCRIPTION OF BUSINESS

OVERVIEW

We develop renewable energy projects based on established technological, geographical or other advantages. Our ambition is to develop successful renewable energy projects that facilitate the more efficient use of carbon in energy supply chains. Our plan to achieve this involves the planned completion of one or more of the following activities:

     >>   Direct development of qualified projects;

     >>   Majority investments in qualified projects; and/or,

     >>   Acquisition of qualified distressed or other assets.

We are also actively seeking to retain new senior management and plan to do so in conjunction with one or more of the above activities.

We also hold the rights to a process for preferential separation of plastics from mixed waste streams developed by Argonne National Laboratory under a contract with the U.S. Department of Energy. This technology cost-effectively preferentially separates and recovers targeted plastics from a mixed plastics stream which enhances the value of recycled plastics. The Company views targeted waste plastics as a valuable, large volume, chemically consistent source of carbon and hydrogen for possible thermal and catalytic conversion into liquid fuels. Our business plan also involves developing compatible projects that can exploit the value of this technology.

INTELLECTUAL PROPERTIES

Carbonics, Carbonics Capital Corporation, and the "Carbonics Logo" are the registered trademarks of Carbonics Capital Corporation.

EMPLOYEES

As of December 31, 2007, Carbonics Capital employed 4 employees. There is no union representation for any of our employees.

ITEM 1A  RISK FACTORS

There are many important factors that have affected, and in the future could affect, Carbonics' business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

There is substantial doubt concerning our ability to continue as a going concern.

Carbonics incurred a loss from continuing operations of $14,329,724 during the twelve months ended December 31, 2007, and we had $0 in cash at December 31, 2007. These matters raise substantial doubt about our ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

We are implementing new business plans which make the results of our business uncertain.

Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel, ethanol and culinary oils industry in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success. Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for necessary financing, the provision of necessary feedstock sources, engineering, procurement and construction services and the sale and distribution of our biodiesel fuel on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

The fiscal efficiencies of highly capitalized competitors in biotechnology could defeat our efforts to capture a viable market share.

The business of developing new biotechnologies is a capital-intense business, requiring substantial capital resources. The costs that we may incur in obtaining capital are substantially greater per dollar than the cost incurred by large scale enterprises in the industry. This situation could cause us to be unable to compete effectively.

The exercise of our outstanding warrants and options and Carbonics Capital Corporation's various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

The exercise of our outstanding warrants and options could result in the issuance of up to 4,188,516 shares of common stock, assuming all outstanding warrants and options are currently exercisable. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

We lack capital to fund our operations.

During the twelve months ended December 31, 2007 our operations used $1,000,410 in cash, but our debt service obligations requirement cash in excess of that amount. Loans from some of our shareholders and the issuance convertible debentures funded our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

Our operations will suffer if we are unable to manage our rapid growth.

We are currently experiencing a period of rapid growth through internal expansion and strategic acquisitions. This growth has placed, and could continue to place, a significant strain on our management, personnel and other resources. Our ability to grow will require us to effectively manage our collaborative arrangements and to continue to improve our operational, management, and financial systems and controls, and to successfully train, motivate and manage our employees. If we are unable to effectively manage our growth, we may not realize the expected benefits of such growth, and such failure could result in lost sales opportunities, lost business, difficulties operating our assets and could therefore significantly impair our financial condition.

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

Key personnel are critical to our business and our future success depends on our ability to retain them.

Our success depends on the contributions of our key management, and engineering personnel. The loss of these officers could result in lost sales opportunities, lost business, difficulties operating our assets, difficulties raising additional funds and could therefore significantly impair our financial condition. Our future success depends on our ability to retain and expand our staff of qualified personnel, including environmental technicians, sales personnel and engineers. Without qualified personnel, we may incur delays in rendering our

Viridis Capital can exert control over us and may not make decisions that further the best interests of all stockholders.

Viridis Capital, LLC controls 100% of our outstanding Series C preferred stock. The preferred shares are convertible into 80% of our Common Stock. As a result, Viridis exerts a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

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

The volatility of the market for Carbonics Capital Corporation common stock may prevent a shareholder from obtaining a fair price for his shares.

The common stock of Carbonics Corporation is quoted on the OTC Bulletin Board. It is impossible to say that the market price on any given day reflects the fair value of Carbonics Corporation, since the price sometimes moves up or down by 50% or more in a week's time. A shareholder in Carbonics Corporation who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

Our common stock trades on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ Global Market or the NASDAQ Capital Market. Because our common stock does not trade on a stock exchange or on the NASDAQ Global Market or the NASDAQ Capital Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

Only a small portion of the investment community will purchase "penny stocks" such as our common stock.

Carbonics Corporation common stock is defined by the SEC as a "penny stock" because it trades at a price less than $5.00 per share. Carbonics Corporation common stock also meets most common definitions of a "penny stock," since it trades for less than $1.00 per share. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to their customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for Carbonics Corporation common stock as long as it remains a "penny stock." This situation may limit the liquidity of your shares.

ITEM 2        DESCRIPTION OF PROPERTIES

Carbonics Capital Corporation currently maintains office at One Penn Plaza, Suite 1612, New York, NY. The lease for this space expires in May of 2011. We paid $93,786 in rent during 2007. During 2008 we are being permitted to use the premises for no charge by GreenShift Corporation, the primary tenant. We believe these offices will be sufficient for our needs for the foreseeable future.

ITEM 3        LEGAL PROCEEDINGS

None.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5        MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED SHAREHOLDER MATTERS

Carbonics Capital Corporation's Common Stock trades on the OTC Bulletin Board under the symbol "CICS." The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's Common Stock during the past two years as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period                                                    High                       Low
----------------------------------------------------------------------------------------
2006 First Quarter                                        3.26                      1.68
2006 Second Quarter                                       7.46                      2.72
2006 Third Quarter                                        3.80                      2.04
2006 Fourth Quarter                                       3.00                       1.8

2007 First Quarter                                        2.61                      1.70
2007 Second Quarter                                       1.76                      0.50
2007 Third Quarter                                        1.08                      0.58
2007 Fourth Quarter                                       0.76                      0.24

Title of Class              Approximate Number of Holders of Record as of April 14, 2008
Common Stock, 0.001 par                                                              145

The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares.

REVERSE SPLIT

On February 11, 2008, the Company completed a 1 for 20 reverse stock-split. All stock prices, share amounts, per share information, stock options and stock warrants in this Report reflect the reverse stock split.

DIVIDENDS

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. Future dividend policies will be determined by the Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions.

SALE OF UNREGISTERED SECURITIES

Carbonics Capital Corporation did not sell any unregistered equity securities during the 4th quarter of 2007.

REPURCHASE OF EQUITY SECURITIES

Carbonics Capital Corporation did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2007.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

We develop renewable energy projects based on established technological, geographical or other advantages. Our ambition is to develop successful renewable energy projects that facilitate the more efficient use of carbon in energy supply chains. Our plan to achieve this involves the planned completion of one or more of the following activities:

     >>   Direct development of qualified projects;

     >>   Majority investments in qualified projects; and/or,

     >>   Acquisition of qualified distressed or other assets.

We are also actively seeking to retain new senior management and plan to do so in conjunction with one or more of the above activities.

We also hold the rights to a process for preferential separation of plastics from mixed waste streams developed by Argonne National Laboratory under a contract with the U.S. Department of Energy. This technology cost-effectively preferentially separates and recovers targeted plastics from a mixed plastics stream which enhances the value of recycled plastics. The Company views targeted waste plastics as a valuable, large volume, chemically consistent source of carbon and hydrogen for possible thermal and catalytic conversion into liquid fuels. Our business plan also involves developing compatible projects that can exploit the value of this technology.

DIVESTMENT

During the fourth quarter 2007, the Company divested 100% of its interest in EcoSystem Corporation, GS AgriFuels Corporation, GS EnviroServices, Inc., and GreenShift Corporation (f/k/a GS CleanTech Corporation). The results of these companies are reported herein as discontinued operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

There were no revenues from continuing operations for the year ended December 31, 2007 or for the twelve months ended December 31, 2006.

All revenues realized in discontinued operations during the year ended December 31, 2007 were due to the operating activities of our former subsidiaries, GreenShift Corporation (f/k/a GS CleanTech Corporation), GS EnviroServices, Inc., GS AgriFuels Corporation and EcoSystem Corporation.

Cost of Revenues

There was no cost of revenues for the year ended December 31, 2007 or for the year ended December 31, 2007.

All cost of revenues realized in discontinued operations during the year ended December 31, 2007 were due to the operating activities of our former subsidiaries, GreenShift Corporation (f/k/a GS CleanTech Corporation), GS EnviroServices, Inc., GS AgriFuels Corporation and EcoSystem Corporation.

Selling, General and Administrative Expenses Operating Expenses

Selling, general and administrative expenses during the year ended December 31, 2007 totaled $4,777,553, including $2,189,157 in selling, general and administrative expenses and $2,588,396 in stock based compensation. In the comparable period of the prior year, selling, general and administrative expenses totaled $2,528,892 attributable to selling, general and administrative expenses. Selling, general and administrative expenses during 2007 primarily consisted of accounting and legal fees, office related expenses as well as costs associated with payroll. Due to the divestment of our operations at the end of 2007, selling, general and administrative expenses in 2008 will consist of development costs associated with our planned future projects. Selling, general and administrative expenses are expected to remain high as a percentage of sales until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Interest Expense

Interest expense for the twelve months ended December 31, 2007 was $121,388, representing a decrease of $316,666 from $438,054 for the same period in 2006.

Expenses Associated with Derivative Instruments

As of December 31, 2007 Carbonics Capital had several convertible debentures due to YA Global Investments, LP. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results.

The principal amount on our convertible debentures due to Global was $1,490,247 net of $852,781 discount as of December 31, 2007. For the twelve months ended December 31, 2007, we recognized a loss for the change in fair value of the derivative of $637,817 for these debentures. The derivative liability as of December 31, 2007 was $1,781,903.

Net Income or Loss

Net loss from continuing operations for the twelve months ended December 31, 2007, was $14,329,724 as compared to a loss from continuing operations of $2,706,767 from the same period in 2006. The Company transferred its interest in all of its subsidiaries to GreenShift Corporation during the twelve months ended December 31, 2007 resulting in a loss on disposal of discontinued operations of $28,741,853 for the twelve months ended December 31, 2007 and a loss of $13,714,928 for the same period in 2006 which were excluded from the above figures. Net loss of $43,071,577 for the twelve months ended December 31, 2007 as compared to $16,421,695 for the same period in 2006 was due primarily to the loss on the disposal of its subsidiaries as well as increased operating expenses, adjustments to the fair market value of the derivative liability instruments, interest and amortization charges associated with financing, and issuance of stock based compensation.

Liquidity and Capital Resources

The Company had $5,032,929 in liabilities at the end of the twelve months ended December 31, 2007, and may need to obtain additional financing to satisfy these obligations.

Our primary sources of liquidity are cash provided by investing and financing activities. For the twelve months ended December 31, 2007, net cash used in our operating activities was $1,000,410. The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of proceeds from issuance of debt and common stock. The Company plans to fund ongoing operations during 2008 with a combination of proceeds from the issuance of debt and equity as well as the repayment to the Company of loans receivable and other amounts due.

Cash Flows

Our operating activities during the twelve months ended December 31, 2007 used $1,000,410 in cash, At December 31, 2007, accounts payable and accrued expenses totaled $1,327,117. At December 31, 2007 the Company had $0 cash. For the twelve months ended December 31, 2007, investing activities provided $0 in cash, and cash from financing activities of provided $871,647. The Company had a working capital deficit of $1,019,679 at December 31, 2007, which includes derivative liabilities of $1,781,903 and convertible debentures of $622,660, net of discounts.

At the present time, Carbonics Capital has no source of committed capital. We are currently investigating the availability of both equity and debt financing necessary to complete the Company's current projects. We do not know at this time if the necessary funds can be obtained nor on what terms they may be available.

Off Balance Sheet Arrangements

None.

ITEM 7            FINANCIAL STATEMENTS


                                                                                                     Page No.
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...................................................11

Consolidated Balance Sheet ...............................................................................12

Consolidated Statements of Operations ....................................................................13

Consolidated Statements of Stockholders' Equity...........................................................14

Consolidated Statements of Cash Flows.....................................................................16

Notes to Consolidated Financial Statements ...............................................................17

                         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Carbonics Capital Corporation

We have audited the accompanying balance sheet of Carbonics Capital Corporation as of December 31, 2007 and the related statements of operations, stockholders' equity (impairment) and cash flows for each of the the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carbonics Corporation as of December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2007. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 14, 2008


                          CARBONICS CAPITAL CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2007


ASSETS
Current Assets:
   Note receivable - related party ............................   $   2,948,831
   Interest receivable - related party ........................         196,832
                                                                  -------------
      Total current assets ....................................       3,145,663

Furniture and equipment .......................................          69,628

   Deposits ...................................................          32,515
                                                                  -------------

TOTAL ASSETS ..................................................   $   3,247,806
                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

   Accounts payable and accrued expenses ......................   $   1,064,672
   Liabilities to be settled in stock .........................         407,333
   Accrued interest ...........................................         262,445
   Current portion of convertible debentures, net of discount .         622,660
   Derivative liability .......................................       1,781,903
   Current maturities of long term debt .......................          26,329
                                                                  -------------
      Total current liabilities ...............................       4,165,342

   Convertible debentures, net of current .....................         867,587
                                                                  -------------
     Total long term liabilities ..............................         867,587
                                                                  -------------

TOTAL LIABILITIES .............................................       5,032,929
                                                                  -------------

Preferred stock
   Series C, par $0.001, 1,000,000 shares authorized,
   974,140 issued and outstanding .............................             974
Common stock, par $0.001, 500,000,000 authorized
   9,549,266 issued and outstanding ...........................           9,549
Additional paid-in capital ....................................     126,524,280
Accumulated deficit ...........................................    (128,319,926)
                                                                  -------------
   Total stockholders' deficiency .............................      (1,785,123)
                                                                  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ................   $   3,247,806
                                                                  =============


       The notes to the financial statement are an integral part of these statements.


                          CARBONICS CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                 2007            2006
                                                         ------------    ------------
Revenues .............................................   $       --      $       --
Cost of revenues .....................................           --              --
                                                         ------------    ------------
  Gross profit .......................................           --              --
                                                         ------------    ------------

Operating expenses:
   General and administrative expenses ...............      2,189,157       2,528,892
    Stock based compensation .........................      2,588,396            --
                                                         ------------    ------------
     Total operating expenses ........................      4,777,553       2,528,892
                                                         ------------    ------------

Operating loss .......................................     (4,777,553)     (2,528,892)
                                                         ------------    ------------

Other income (expense):
   Gain (loss) on fair value of derivative instruments       (637,817)      1,657,306
   Amortization of deferred financing costs and
     debt discount ...................................     (2,130,031)     (1,181,208)
   Loss on impairment of assets ......................     (6,395,879)       (176,335)
   Loss on extinguishment of debt ....................           --           (39,584)
   Settlement expense ................................       (267,056)           --
   Interest expense ..................................       (121,388)       (438,054)
                                                         ------------    ------------
     Total other income (expense) ....................     (9,552,171)       (177,875)

Loss before provision for income taxes ...............    (14,329,724)     (2,706,767)

Provision benefit for income taxes ...................           --              --

Net loss from continuing operations ..................    (14,329,724)     (2,706,767)
                                                         ------------    ------------

Discontinued operations:
Loss from discontinued operations ....................    (32,171,517)    (13,714,928)
Gain on disposal of discontinued operations ..........      3,429,664            --
                                                         ------------    ------------
   Total discontinued operations .....................    (28,741,853)    (13,714,928)
                                                         ------------    ------------

Net Loss .............................................   $(43,071,577)   $(16,421,695)
                                                         ============    ============

Common share, basic and diluted
loss per share from continuing operations ............   $      (1.61)   $      (0.49)

Common share, basic and diluted
loss per share from discontinued operations ..........   $      (3.22)   $      (2.47)
                                                         ------------    ------------

Common share, basic and diluted
loss per share .......................................   $      (4.83)   $      (8.96)
                                                         ============    ============

Weighted average share of common stock
   outstanding, basic and diluted ....................      8,919,229       5,545,599
                                                         ============    ============

    The notes to the Consolidated Financial Statement are an integral part of these statements.

                                       13


                          CARBONICS CAPITAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



                                                              Series C  Preferred Stock        Common Stock
                                                                Shares        Amount       Shares         Amount
                                                            ----------------------------------------------------
Balance, December 31, 2005 ..............................   1,000,000     $    1,000     5,859,075    $    5,859
                                                            -----------   ----------    ----------    ----------

Common stock issued for services ........................          --           --         171,850           172
Issuance of common stock upon conversion of debt ........          --           --       1,600,250         1,600
Issuance of common stock for acquisitions in subsidiaries          --           --         434,967           435
Issuance of common stock for cash .......................          --           --         160,150           160
Common stock returned ...................................          --           --      (2,315,000)       (2,315)
Issuance of debt ........................................          --           --            --            --
Subsidiary equity transactions absorbed by the Company ..          --           --            --            --
To eliminate deficit in variable interest entity ........          --           --            --            --
Net loss ................................................          --           --            --            --
                                                            -----------   ----------    ----------    ----------

Balance, December 31, 2006 ..............................   1,000,000     $    1,000     5,911,292         5,911
                                                            ===========   ==========    ==========    ==========

Issuance of common stock upon conversion of debt ........          --           --         274,414           274
Stock issued for compensation ...........................          --           --       1,412,500         1,413
Liabilities to be settled in stock ......................          --           --            --            --
Stock compensation included in discontinued operations ..          --           --         698,191           698
Conversion of Series C Preferred into common stock ......       (25,860)         (26)    2,006,202         2,006
Warrants issued for deferred financing fees .............          --           --            --            --
Stock issued in consideration of cancellation of debt ...          --           --         513,250           513
Forgiveness of affiliate debt ...........................          --           --            --            --
Issuance of note payable in consideration of
  cancellation of share .................................          --           --      (1,263,250)       (1,263)
Cancellation of shares by related party .................          --           --          (3,333)           (3)
Distribution of subsidiaries to GreenShift ..............          --           --            --            --
Property distribution to shareholders ...................          --           --            --            --
Net loss ................................................          --           --            --            --
                                                            -----------   ----------    ----------    ----------

Balance, December 31, 2007 ..............................       974,140   $      974     9,549,266    $    9,549
                                                            ===========   ==========    ==========    ==========


       The notes to the financial statement are an integral part of these statements.




           CARBONICS CAPITAL CORPORATION (FKA GREENSHIFT CORPORATION)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006




                                                                                                    Deficit in            Total
                                                                 Additional       Cumulative    Variable Interest  Stockholders'
                                                              Paid-In-Capital        Deficit         Entity             Equity
                                                              ------------------------------------------------------------------
Balance, December 31, 2005 .................................   $  46,930,531    $ (54,621,167)   $    (494,497)   $  (8,178,274)
                                                               =============    =============    =============    =============

Common stock issued for services ...........................         458,454             --               --            458,626
Issuance of common stock upon conversion of debt ...........       2,898,971             --               --          2,900,571
Issuance of common stock for acquisitions in subsidiaries ..         527,565             --               --            528,000
Issuance of common stock for cash ..........................         268,909             --               --            269,069
Common stock returned ......................................           2,315             --               --               --
Issuance of debt ...........................................         909,776             --               --            909,776
Subsidiary equity transactions absorbed by the Company .....       7,727,596             --               --          7,727,596
Loss from variable interest entity, net of minority interest            --               --           (435,659)        (435,659)
Additional investment by company ...........................            --               --            (98,000)         (98,000)
To eliminate deficit in variable interest entity ...........      (1,028,156)            --          1,028,156             --
Net loss ...................................................            --        (16,421,695)            --        (16,421,695)
                                                               -------------    -------------    -------------    -------------

Balance, December 31, 2006 .................................   $  58,695,961    $ (71,042,862)   $        --      $ (12,339,990)
                                                               =============    =============    =============    =============

Issuance of common stock upon conversion of debt ...........         209,814             --               --            210,088
Stock issued for compensation ..............................       2,560,146             --               --          2,561,559
Liabilities to be settled in stock .........................        (407,333)            --               --           (407,333)
Stock compensation included in discontinued operations .....         794,489             --               --            795,187
Conversion of Series B Preferred into common stock .........         (40,098)            --               --            (38,118)
Warrants issued for deferred financing fees ................         266,361             --               --            266,361
Stock issued in consideration of cancellation of debt ......       2,126,068             --               --          2,126,581
Forgiveness of affiliate debt ..............................         108,763             --               --            108,763
Issuance of note payable in consideration of
  cancellation of share ....................................        (732,587)            --               --           (733,850)
Cancellation of shares by related party ....................              67             --               --                 64
Distribution of subsidiaries to GreenShift .................      62,942,629      (12,601,487)            --         50,341,142
Property distribution to shareholders ......................            --         (1,604,000)            --         (1,604,000)
Net loss ...................................................            --        (43,071,577)            --        (43,071,577)
                                                               -------------    -------------    -------------    -------------

Balance, December 31, 2007 .................................   $ 126,524,280    $(128,319,926)   $        --      $  (1,785,123)
                                                               =============    =============    =============    =============






       The notes to the financial statement are an integral part of these statements.



           CARBONICS CAPITAL CORPORATION (FKA GREENSHIFT CORPORATION)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                      2007           2006
                                                                              -------------    -----------
CASH FLOW FROM OPERATING ACTIVITIES

   Net loss from continuing operations ....................................   $(14,329,724)   $ (2,706,767)
   Net loss from discontinued operations ..................................    (28,741,853)    (13,714,928)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................         33,527          25,709
   Amortization of debt discount and deferred financing fees ..............      2,130,031         359,590
   Stock based compensation ...............................................      2,588,396            --
   Impairment of investments ..............................................      6,395,879            --
   Stock for services .....................................................           --              --
   Changes in fair market value of derivatives ............................        637,817          18,673
   Deferred finance costs .................................................           --          (248,405)
   Note discount ..........................................................           --        (1,729,740)

Changes in Assets and Liabilities
   Assets of discontinued operations ......................................     46,913,175     (35,887,866)
   Prepaid expenses and other current assets ..............................         25,811           4,537
   Accounts payable .......................................................        168,740          42,016
   Accrued expenses .......................................................        306,945         184,728
   Interest payable - affiliates ..........................................        229,047            --
   Notes payable - affiliates .............................................           --           250,000
   Deposits ...............................................................           --           (29,625)
   Liabilities of discontinued operations .................................    (17,358,201)     54,848,244
                                                                              ------------    ------------
      Net cash provided by (used in) operating activities .................     (1,000,410)      1,416,165
                                                                              ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES

   Additions to property, plant and equipment .............................           --           (83,787)
   Investment in unconsolidated subsidiaries ..............................           --        (1,666,521)
                                                                              ------------    ------------
      Net cash used in investing activities ...............................           --        (1,750,308)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuances (Repayments) of short-term borrowings ........................        (61,042)         29,792
   Repayment of convertible debentures ....................................     (1,060,542)       (678,902)
   Proceeds from convertible debentures - related parties .................      1,500,231         983,850
   Proceeds from convertible debentures ...................................        493,000            --
                                                                              ------------    ------------
      Net cash provided by financing activities ...........................        871,647         334,740
                                                                              ------------    ------------

   Net increase (decrease) in cash ........................................       (128,763)            597

   Cash at beginning of period ............................................        128,763         128,166
                                                                              ------------    ------------

   Cash at end of period ..................................................   $       --      $    128,763
                                                                              ============    ============

       The notes to the financial statement are an integral part of these statements.


           CARBONICS CAPITAL CORPORATION (FKA GREENSHIFT CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS

1        BASIS OF PRESENTATION

OVERVIEW

We develop renewable energy projects based on established technological, geographical or other advantages. Our ambition is to develop successful renewable energy projects that facilitate the more efficient use of carbon in energy supply chains. Our plan to achieve this involves the planned completion of one or more of the following activities:

     >>   Direct development of qualified projects;

     >>   Majority investments in qualified projects; and/or,

     >>   Acquisition of qualified distressed or other assets.

We are also actively seeking to retain new senior management and plan to do so in conjunction with one or more of the above activities.

We also hold the rights to a process for preferential separation of plastics from mixed waste streams developed by Argonne National Laboratory under a contract with the U.S. Department of Energy. This technology cost-effectively preferentially separates and recovers targeted plastics from a mixed plastics stream which enhances the value of recycled plastics. The Company views targeted waste plastics as a valuable, large volume, chemically consistent source of carbon and hydrogen for possible thermal and catalytic conversion into liquid fuels. Our business plan also involves developing compatible projects that can exploit the value of this technology.

RESTRUCTURING

On November 9, 2007, the Company completed a series of transactions, including the transfer to GreenShift Corporation (f/k/a GS CleanTech Corporation) of Carbonics' stakes in GS AgriFuels Corporation and EcoSystem Corporation. GreenShift assumed all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but did not assume Carbonics debt to YA Global Investments, LP. In exchange, GreenShift issued to Carbonics a promissory note in the aggregate net amount of $2,948,831 (the "Carbonics Note"). On December 12, 2007, Carbonics distributed 1,000,000 shares of GS EnviroServices, Inc. common stock, 2,000,000 shares of EcoSystem Corporation common stock, and all of what was then Carbonics' 80% stake in GreenShift on a pro-rated basis to all of Carbonics' shareholders. To accomplish the distribution, Carbonics converted 200,000 shares of GreenShift Series D Preferred Stock into 20,800,000 shares of GreenShift common stock, which it distributed to the minority shareholders of GreenShift, and distributed 800,000 shares of GreenShift Series D Preferred Stock to Viridis Capital, LLC, Carbonics' majority shareholder. Kevin Kreisler, the sole member of Viridis Capital, is the Chairman and Chief Executive Officer of the Company.

REVERSE STOCK SPLIT

On February 11, 2008, the Company affected a one-for-twenty reverse stock split. All stock prices, share amounts, per share information, stock options and stock warrants in this Report reflect the reverse split.

2        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $43,071,577 for the twelve months ended December 31, 2007 and had an accumulated deficit and negative cash flow from operations. As of December 31, 2007 the Company's current liabilities exceeded current assets by $1,019,679. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

For the year ended December 31, 2007 and 2006, the accompanying consolidated financial statements include all accounts of the Company and its subsidiaries. All significant intercompany balances and transactions were eliminated in consolidation. During the fourth quarter 2007, the Company divested 100% of its interest in EcoSystem Corporation, GS AgriFuels Corporation, GS EnviroServices, Inc., and GreenShift Corporation (f/k/a GS CleanTech Corporation) (See note 10).

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period. Actual results could differ from management's estimates.

STOCK BASED COMPENSATION

The Company accounts for stock and stock options issued for services and compensation to employees under SFAS 123(r). For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determines the fair market value of options issued under the Black-Scholes Pricing Model. Under the provisions of SFAS 123(r), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

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

FURNITURE AND EQUIPMENT

Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Gains and losses on depreciable assets retired or sold are recognized in statement of operations in the year of disposal, and repair and maintenance expenditures are expensed as incurred. Property, plant and equipment are stated at cost.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised 2007) Business
Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.

SFAS No. 141 (revised) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" including an amendment of FASB Statement No. 115 with respect to improvement of financial reporting of certain investments in debt and equity securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments.

SFAS No. 159 is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet as of December 31, 2007 for cash equivalents, accounts receivable, other receivables, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. It was not practical to estimate the fair value of the convertible debt due to the nature of these items. These estimates would be based on the carrying amounts, maturities, effective interest rates and volatility of the Company's stock. The Company does not believe it is practical due to the significant volatility of the Company's stock.

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

DEFERRED FINANCING COSTS AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs paid to or warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, fair value of the derivative conversion feature, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. On April 2, 2007, YA Global Investment, LP declared certain debentures to be in default (See Note 5). As a result, deferred financing fees related to these debentures were deemed to be permanently impaired and were written off to amortization expense.

Amortization expense related to these costs and discounts was $2,130,031 and $1,181,208 for the years ended December 31, 2007 and 2006, respectively.

4        FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following at December 31, 2007:

Furniture ...................   $  23,174
Office equipment ............      76,953
                                ---------
  Sub-total .................     100,127

Less accumulated depreciation     (30,499)
                                ---------
     Total ..................   $  69,628
                                =========

Depreciation charged to operations was $33,527 and $25,709 for the years ended December 31, 2007 and 2006, respectively.

5        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of December 31, 2007:

Notes payable and short-term borrowings:

Loan payable from Carbonics Capital to Lakeland Bank
                                                                                     26,329
     Total notes payable and short term borrowings ..........................   $    26,329
                                                                                ===========
Current portion of convertible debentures:
YAGI convertible debenture payable from Carbonics Capital issued October 2005       622,660
                                                                                -----------
     Total current portion of convertible debentures ........................   $   622,660
                                                                                ===========
Long-term convertible debenture:
YAGI convertible debenture payable from Carbonics Capital issued July 2005 ..   $   570,000
YAGI convertible debenture payable from Carbonics Capital issued April 2006 .     1,150,369
Note discounts ..............................................................      (852,782)
                                                                                -----------
     Total long-term convertible debentures .................................   $   867,587
                                                                                ===========

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of December 31, 2007 and the Company's ability to meet such obligations:

Year                                                 Amount
----------------------------------------------- ------------------
2008                                                  $   648,989
2009                                                      867,587
                                                      -----------
Total minimum payments due under current and          $ 1,516,576
                                                      ===========
long term obligations

CONVERTIBLE DEBENTURES

YA Global Investments, LP

On April 2, 2007 YA Global Investments, LP ("YAGI") declared certain debentures issued by the Company to YAGI to be in default for the failure by the Company to maintain an effective registration statement as required by the Investor Registration Rights Agreement executed contemporaneous with the issuance of the debentures. The Debentures are unconditionally guaranteed by Viridis Capital, LLC ("Viridis"), a wholly-owned affiliate of Kevin Kreisler, the Company's chairman and chief executive officer (the "Guaranty").

In addition, on April 2, 2007 the Company, YAGI and Viridis entered into a Forbearance Agreement, pursuant to which YAGI agreed to forbear from exercising the remedies available to it under the Debentures and the related security and stock pledge agreements, which would have included the liquidation by YAGI of a portion of the Company's holdings. The terms of the Forbearance Agreement provided that YAGI shall instead accept, convert and liquidate sufficient shares of Viridis' Series C Preferred Stock in the Company to facilitate the full repayment of the Debentures. YAGI shall accept the Series C Preferred Stock in tranches, and it shall not convert a tranche until it has sold 80% of the shares of Company common stock issuable upon conversion of the previous tranche. Any such conversions shall be subject to the ownership limitations specified in the Debentures (i.e., limitations to ownership of no more than 4.9% of the outstanding capital stock of the Company. YAGI shall apply the net proceeds, which are defined in the Forbearance Agreement as 90% of the lowest closing bid price for the Company's common stock for the five trading days preceding the conversion date of the Series C shares, to the full satisfaction of the Company's obligations under the Debentures in the following priorities: (a) first, to accrued interest on the most recently issued Debenture, (b) then to principal on the most recently issued Debenture, (c) then to accrued interest on the next most recently issued Debenture, (d) then to principal on the next most recently issued Debenture, and so forth until all of the Company's obligations under the Debentures have been satisfied in full.

On June 26, 2007, Carbonics entered into a Securities Purchase Agreement (this "Agreement"), with YAGI. In connection with this Agreement, YAGI purchased secured convertible debentures amounting to $570,000 due on June 26, 2009. The
June 26, 2007 YAGI debentures provide for interest in the amount of 12% per annum and are convertible at the lesser of $0.60 or 90% of the lowest closing bid price of Carbonics' common stock during the 30 trading days immediately preceding the conversion date. YAGI will be entitled to convert the June 26, 2007 debenture on the basis of the conversion price into Carbonics' common stock, provided that YAGI cannot convert into shares that would cause YAGI to own more 4.9% of Carbonics Capital's outstanding common stock.

In connection with the June 2007 Agreement, Carbonics paid Yorkville Advisors, LLP a fee equal to 10% of purchase price and a structuring fee of $20,000 from the proceeds of the closing. Accordingly, Carbonics Capital received net proceeds of $493,000. These fees were treated as a deferred financing fees and beginning on June 30, 2007 are being amortized over the term of the loan.

In addition, Carbonics issued to YAGI a warrant to purchase 500,000 shares of Carbonics Capital's common stock at $1.00 per share. The value of the warrant was calculated to be $570,000 at the time of the issuance using the guidance found in APB Opinion 14, "Accounting for Convertible Debt and Debt issued with Detachable Stock Purchase Warrants" and was recorded as a discount. The discount is amortized to interest expense over the term of the loan using the effective interest method of amortization. During the twelve months ended December 31, 2007, interest expense from accretion of the debt discount was $49,172.

On June 29, 2007 the Company and Viridis, entered into a letter agreement dated with YAGI. The agreement recited that the Company had defaulted in its obligation to file a registration statement to permit YAGI to resell the
Company's common stock issuable upon conversion of certain convertible debentures that the Company sold to YAGI. YAGI agreed to waive the penalties available to it as a result of the default if the following conditions were met:

     1. The Company agreed to permit one conversion by YAGI of Series C Preferred Stock pledged to it by Viridis in excess of the stated limit on conversion (4.99% of outstanding shares). The converted principal amount was $390,000, which was converted into approximately 9.99% of the outstanding common shares on June 28, 2007.

     2. The Company agreed to increase its authorized shares as promptly as reasonably possible in order to permit the conversion of the Series C Preferred Stock.

     3. The Company agreed to effect restructuring of the Company as soon as practicable, but no later than March 1, 2008. In addition the Company agreed to increase its authorized capital stock to an amount sufficient to permit YAGI after the restructuring, to convert into common stock all of the convertible debentures issued to it by the Company.

     4. The Company agreed to file a registration statement with the Securities and Exchange Commission that will, when declared effective, permit YAGI to resell to the public the common stock issuable upon conversion of the debentures issued to it by the Company and the debentures issued to it by the Company.

As of December 31, 2007 YAGI had reduced accrued interest and principal on the debentures of $118,107 and $1,079,733 (less $390,000 for shares issued during 2008), respectively, based on these agreements through the acceptance of the Company Series C Preferred Stock from Viridis. As a result, the Company issued a note to Viridis in the amount of $807,840.

6        DERIVATIVES

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

As of December 31, 2007 the change in the fair value of the derivative resulted in an accounting loss of $637,817. Amortization of the debt discount totaled $49,172 for the year ended d December 31, 2007. The unamortized portion of the debt discount related to the derivatives was $852,587 at December 31, 2007. As of December 31, 2007, the fair value of the derivative liabilities was $1,781,903.

7        INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2007, no interest related to uncertain tax positions had been accrued.

The Company has incurred losses, which have generated net operating loss carry forwards for the Company as of December 31, 2007. These loss carry forwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2007 and 2006, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded. The provision for income taxes for the years ended December 31, 2007 and 2006 consisted of state income tax provisions. Deferred tax assets are as follows:

                                                 12/31/2007       12/31/2006
                                          ----------------------------------
Deferred Tax Asset:
Net operating loss carry forwards         $     78,223,000   $    32,083,000
                                          ================   ===============
Total deferred tax assets                       28,700,000        11,766,000
Less: Valuation allowance                      (28,700,000)      (11,766,000)
                                          ----------------   ---------------
Net deferred tax asset                    $             --   $            --
                                          ================   ===============

8      STOCK OPTIONS

Summarized information about the Company's stock options outstanding at December 31, 2007 is as follows:

                                                     Weighted Average
                                   Number of Shares    Exercise Price
                                   -------------------------------
 Outstanding at December 31, 2005      $     --     $     --
   Granted at fair value .......        1,438,516       0.05
   Forfeited ...................             --           --
   Exercised ...................             --           --
                                      ----------   ----------

Outstanding at December 31, 2006        1,438,516       0.05
   Granted at fair value .......        1,880,232       0.04
   Forfeited ...................             --           --
   Exercised ...................             --           --
                                       ----------   ----------
Outstanding at December 31, 2007       $3,318,748   $   0.05
                                       ==========   ==========

All of the above noted options were exercisable as of December 31, 2007.

STOCK BASED COMPENSATION

The Company accounts for stock and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. The Company adopted the provisions of Statement of Financial Accounting Standards SFAS 123(R)
SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). The Company used the following assumptions in its calculation: Dividend yield $0; Expected volatility 99.86%; Risk-free interest rate 4.94%; Expected life 1 year. The Company recorded expenses of $34,884 in 2007 related to the 3,212,354 options that were issued. No options were issued in 2006.

During the year ended December 31, 2007, the Company issued 28,250,182 shares of common stock in the first and second quarters of 2007 to officers and employees in exchange for services. The shares were valued at $2,553,511 based on the value of the shares on the dates of the grants.

9      RELATED PARTY TRANSACTIONS

On November 9, 2007, the Company and GreenShift Corporation completed a series of transactions, including the transfer to GreenShift of Carbonics' stakes in GS AgriFuels Corporation and EcoSystem Corporation. GreenShift assumed all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but did not assume Carbonics' debt to YA Global Investments, LP. In exchange GreenShift issued to Carbonics a promissory note in the aggregate amount of $2,948,831 (the "Carbonics Note"). The principal and interest on the Carbonics Note, which accrues at the per annum rate of 8%, are due and payable in full on December 31, 2009. The Carbonics Note was reduced by $2,000,000 in the first quarter 2008 (see Note 9, Subsequent Events, below).

On November 9, 2007, in connection with the transfer to GreenShift of Carbonics' stakes in GS AgriFuels and EcoSystem, the Company also assumed liability for a term note issued by Carbonics to Viridis Capital, LLC with a face amount of $1,339,704 (the "Viridis Note"), which amount is due upon demand and bears interest at the rate of 8%. As of December 31, 2007, the balance due from Carbonics to Viridis was $0. The balance due to Viridis as of March 31, 2008 was $390,000.

In September 2007, Candent Corporation ("Candent") was issued 513,254 shares of Carbonics common stock in return for the cancellation of a $2,112,896 convertible debenture previously purchased by Candent. On November 9, 2007, and in order to facilitate Carbonics' ability to comply with conversion requests made by YA Global Investments, L.P., Carbonics issued to Candent a term note with a face amount of $757,852 in consideration for the redemption by Carbonics of 1,263,254 shares of Carbonics common stock from Candent (the "Candent Note"), which note is due November 8, 2010 and bears interest at the rate of 10%. On November 9, 2007, in connection with the transfer to GreenShift of Carbonics' stakes in GS AgriFuels and EcoSystem, GreenShift assumed liability for the Candent Note. As of December 31, 2007, the balance due from Carbonics to Candent was $0. The former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock held by Candent is in trust for the benefit of its former president.

On December 12, 2007, Carbonics distributed 2,000,000 and 1,000,000 common shares of EcoSystem Corporation and GS EnviroServices, Inc., respectively, to all shareholders of Carbonics except for Viridis Capital, LLC, the Company's majority shareholder. On December 12, 2007, Carbonics distributed all of what was then Carbonics' 80% stake in GreenShift on a pro-rated basis to all of Carbonics' shareholders. This was accomplished by Carbonics' conversion of 200,000 shares of GreenShift Series D Preferred Stock into 20,800,000 shares of GreenShift common stock, which were distributed to the minority shareholders of Carbonics, and the distribution by Carbonics of 800,000 shares of GreenShift Series D Preferred Stock to Viridis Capital, LLC, the Company's majority shareholder. Kevin Kreisler, the sole member of Viridis Capital, is the Chairman and Chief Executive Officer of the Company.

On May 11, 2007 and December 31, 2007, the Company made capital contributions of $585,156 and $576,397 to GS EnviroServices, Inc., and GreenShift Corporation, respectively, upon the cancellation by the Company of the intercompany loan balances due from each company. These amounts were credited to additional paid in capital.

10       DISCONTINUED OPERATIONS

During the fourth quarter 2007, the Company divested 100% of its interest in EcoSystem Corporation, GS AgriFuels Corporation, GS EnviroServices, Inc., and GreenShift Corporation (f/k/a GS CleanTech Corporation). In exchange GreenShift issued to Carbonics a promissory note in the aggregate amount of $2,948,831 (the "Carbonics Note"). The principal and interest on the Carbonics Note, which accrues at the per annum rate of 8%, are due and payable in full on December 31, 2008. On July 1, 2007, the Company sold its interest in Seaway Valley Corporation (f/k/a GS Carbon Corporation ("GS Carbon") in return for the assumption of certain legacy liabilities of GS Carbon.

As a result of the above transactions, the Company realized a loss from discontinued operations of $32,171,517 and $13,714,928 for the twelve months ended December 31, 2007 and 2006, respectively. Additionally, the Company realized a gain on the disposal of GS Carbon in the amount of $3,429,664. The net effect of the divesture of EcoSystem Corporation, GS AgriFuels Corporation, GS EnviroServices, Inc. and GreenShift Corporation (f/k/a GS CleanTech Corporation) was recorded in stockholders' equity as this was a transfer between entities under common control. The components of discontinued operations for the twelve months ended December 31, 2007 and 2006 are as follows:

                                                            2007            2006
                                                     -----------     ------------
Revenues .........................................   $ 29,985,351    $ 18,399,360
Cost of revenues .................................     24,062,095      14,108,953
                                                     ------------    ------------
   Gross profit ..................................      5,923,256       4,290,407

Selling, general and administrative expense ......     15,324,513      10,123,272

Loss from operations .............................     (9,401,257)     (5,832,865)

Interest expense .................................     (5,233,177)     (1,749,450)
Other income and expenses, net ...................    (19,958,944)     (6,495,744)
                                                     ------------    ------------
   Total other income and expense ................    (25,192,121)     (8,245,194)

Income before provision for income taxes .........    (34,593,378)    (14,078,059)

Total provision for tax ..........................        (46,605)          3,848
                                                     ------------    ------------

Net income (loss) from continuing operations .....    (34,639,983)    (14,074,211)
                                                      -----------    ------------
Income (loss) from discontinued operations .......        (13,225)           --

Gain (loss) on disposal of discontinued operations      2,481,691         359,283
                                                     ------------    ------------
Gain on disposal of discontinued operations ......      2,468,466         359,283
                                                     ------------    ------------
Net loss .........................................   $(32,171,517)   $(13,714,928)
                                                     ============    ============

The results presented above for 2007 and 2006 include the operating activity for the discontinued operations for the twelve month periods of EcoSystem Corporation, GS AgriFuels Corporation, GS EnviroServices, Inc. and GreenShift Corporation (f/k/a GS CleanTech Corporation). The operating activity of GS Carbon is included in the year ended December 31, 2006 and the six months ended June 30, 2007.

11       IMPAIRMENT OF ASSETS

During the year ended December 31, 2007 the Company determined that the investment in Separation Recovery Technology, Inc ("SRTI") was impaired and the entire carrying value of $1,666,521 was written off as of December 31, 2007. SRTI was transferred to Carbonics Capital from EcoSystems Corporation during the year ended December 31, 2006. SRTI did not have any operations since its acquisition by EcoSystems on September 15, 2005. SRTI holds the rights to a new patented technology developed by Argonne National Laboratory under a contract with the U.S. Department of Energy that preferentially separates plastics from mixed plastic wastes.

12      STOCK WARRANTS

The Company's February 7, 2006 financing with YA Global Investment, LP provides that Carbonics will issue to YA Global five year Warrants to purchase 2,250,000 common shares. The warrants will permit YA Global to purchase 750,000 shares at $3.00 per share, 750,000 shares at $4.00 per share, and 750,000 shares at $5.00 per share. On June 30, 2006, issued 2,250,000 warrants to YA Global.

Summarized information about Carbonics's stock warrants outstanding at December 31, 2007 is as follows:

                                                   Weighted Average
                                 Number of Shares  Exercise  Price
                                ----------------------------------
Outstanding at December 31, 2005          --         $     --
   Granted at fair value .......     2,250,000           4.00
   Forfeited ...................          --               --
   Exercised ...................          --               --
                                   -----------       ---------

Outstanding at December 31, 2006          --         $     --
   Granted at fair value .......       500,000           1.00
   Forfeited ...................          --               --
   Exercised ...................          --               --
                                   -----------       ---------

Outstanding at December 31, 2007   $ 2,750,000       $   3.45
                                   ===========       =========

All of the above noted warrants were exercisable as of December 31, 2007.

13        STOCKHOLDERS EQUITY

SERIES C PREFERRED STOCK

On February 15, 2006 Carbonics filed a Certificate of Designation creating a class of 1,000,000 shares of Series C Preferred Stock. The Certificate of

Designation was corrected by a Certificate of Correction filed on September 11, 2006. The holder of all 1,000,000 shares of Series C Preferred Stock may convert it into common shares representing 80% of the Carbonicst common shares outstanding after conversion. The holder of the Series C Preferred Stock may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Preferred Stock is convertible on the record date for the shareholder action. In the event that the Board of Directors declares a dividend, the holder of each share of Series C Preferred Stock will receive a dividend equal to the dividend that would be payable if the Series C Preferred Stock were converted into common stock. In the event of a liquidation of Carbonics, the holder of a share of Series C Preferred Stock will receive $.001 and have no further participation in the liquidation.

CONVERSION OF SERIES B PREFERRED STOCK TO SERIES C PREFERRED STOCK

On February 15, 2006, Viridis Capital LLC surrendered all of its 1,000,000 shares of Series B Preferred Stock. In exchange, Carbonics issued to Viridis all 1,000,000 authorized shares of Series C Preferred Stock. Kevin Kreisler, Carbonic's Chief Executive Officer, is the sole owner of Viridis Capital, LLC.

During the year ended December 31, 2007, holders of the preferred stock converted 25,860 shares of Series C Preferred Stock to 2,006,202 shares of common stock totaling $38,118.

During the year ended December 31, 2007, holders of the certain convertible securities converted amounts totaling $210,088 into 274,414 shares of common stock.

14       SUBSEQUENT EVENTS

COMPLETION OF NAME CHANGE AND REVERSE STOCK SPLIT

Effective February 11, 2008, the Company changed its name from GreenShift Corporation to Carbonics Capital Corporation and completed a 1 for 20 reverse stock split.

REDUCTION OF DEBT PAYABLE TO RELATED PARTIES

Effective March 31, 2008, the Company waived $2,000,000 of note receivable from GreenShift, which note was issued in connection with the November 9, 2007 transfer of GS AgriFuels Corporation and EcoSystem Corporation to GreenShift Corporation. This reduction was in part attributable to the fact that the appraised value of GS AgriFuels, which appraisal was completed during the first quarter of 2008, was assessed to be less than the total debt payable by GS AgriFuels, and the fact that GreenShift realized impairment charges of $11,153,816 relating to the impairment of GS AgriFuels' NextGen Fuel, Inc., and Sustainable Systems, Inc. subsidiaries.

ITEM 8   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

None.

ITEM 8A  CONTROLS AND PROCEDURES

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

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's second fiscal year that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in rules 13a-15(f) and 15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting. The assessment was conducted using the criteria in Internal Control--Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of the company's internal control over financial reporting, management identified the following material weakness in the company's internal control over financial reporting as of December 31, 2007. Management determined that at December 31, 2007, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. Contributing to this lack of sufficient resources was the unanticipated voluntary turnover of key personnel late in the year. This material weakness resulted in the identification of adjustments during the financial statement close process that have been recorded in the financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the Internal Control--Integrated Framework issued by COSO.

Other than described above, there have been no changes in the company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 8B  OTHER INFORMATION

None.

PART III

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS

Name                        Age  Position
------------------------------------------------------------------
Kevin Kreisler               35  Chairman, Chief Executive Officer
Jacqueline Flynn             42  Chief Financial Officer
Kurt Gordon                  41  Director

Kevin Kreisler is the chairman and acting chief executive officer of the Company. Mr. Kreisler is the founder, chairman and chief executive officer of GreenShift Corporation. Mr. Kreisler served as GreenShift's vice president from 1998 to 2000, president from 2000 to 2002, chief executive officer from 2002 to 2005 and has served as GreenShift's chairman from 2005 to the present. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

Jacqueline Flynn has twenty years experience in financial accounting for both public and private companies. Ms. Flynn has been employed since 2006 as Controller of GreenShift Corporation, an affiliate of Carbonics Capital. From 2002 to 2005, Ms. Flynn was employed as Chief Financial Officer by Accent Mortgage Company of Alpharetta, Georgia. During the three years prior to 2002 Ms. Flynn was employed by Lahaina Acquisitions, Inc., a public company that owned Accent Mortgage Company during that period. She was employed by Lahaina Acquisitions first as Controller and then as Chief Financial Officer. Ms. Flynn was awarded an M.B.A. in 1994 by Brenau University.

Kurt Gordon was previously the chief financial officer of Mobilepro Corp., a wireless technology and broadband communications company. Additionally he was the chief financial officer of TARGUS Information Corporation, which has pioneered the development of real time intelligence providing businesses access to information about businesses and consumers who contact them by telephone, Internet and wireless devices. Gordon was a key contributor during the largest revenue and employee growth phase of TARGUS' history. He has over 18 years of experience in finance and operations with special focus on growing entrepreneurial environments. He previously served as a public accountant and consultant in the Entrepreneurial Services group of Ernst & Young. Kurt Gordon received his undergraduate degree in accounting and information systems from Virginia Tech and is a certified public accountant (CPA).

NOMINATING, COMPENSATION AND AUDIT COMMITTEE

The Board of Directors has an audit committee that is comprised of Kurt Gordon and David Winsness. Mr. Gordon serves as the chairman of the committee. Mr. Gordon qualifies as an "audit committee financial expert" within the definition given by the Regulations of the Securities and Exchange Commission, by reason of his experience in public accounting and as a chief financial officer.

The Board of Directors has a nominating and compensation committee that is comprised of Mr. Kevin Kreisler, Kurt Gordon and David Winsness. Mr. Winsness serves as the chairman of the committee.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2007.

ITEM 10  EXECUTIVE COMPENSATION

The following table sets forth compensation information for Carbonics Capital Corporation's executive officers during the years indicated as relevant. As of December 31, 2007, no executive officer held shares of exercisable options for Carbonics Capital Corporation's Common Stock.

                                                                                                           All Other
 Name and Principal Position                 Annual Compensation               Long-term Compensation   Compensation
---------------------------------------------------------------------------------------------------------------------
                                    Year      Salary      Bonus       Other         Shares Granted
---------------------------------------------------------------------------------------------------------------------
Kevin Kreisler                       2007     $   --    $    --         --                     --          $      --
Chairman and Chief Executive Officer 2006         --     10,914         --                 56,812                 --
                                     2005         --         --         --                     --                 --

EMPLOYMENT AGREEMENTS

Carbonics Capital's relationships with its officers are on an at-will basis.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for out-of-pocket expenses incurred on our behalf. One director, Mr. Kurt Gordon, receives $7,500 per year in compensation for services rendered.

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock as well as by the members of our Board of Directors and by all officers and directors as a group.

                                          Amount and Nature of Beneficial Ownership
                      --------------------------------------------------------------------------------------------
Name and Address(1)                                 Series B                  Series C               Percentage of
Of Beneficial Owner       Common    % of Class     Preferred   % of Class    Preferred   % of Class   Voting Power
                      ----------   -----------  ------------  -----------  -----------  -----------  -------------

Kevin Kreisler(2)             --            --            --           --      973,054         100%         77.84%

(1) The address of each shareholder is c/o GreenShift Corporation, One Penn Plaza, Suite 1612, New York, NY 10119.

(2) All shares listed for Mr. Kreisler are owned of record by Viridis Capital, LLC, of which Mr. Kreisler is the sole member.

ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

On November 9, 2007, the Company and GreenShift Corporation completed a series of transactions, including the transfer to GreenShift of Carbonics' stakes in GS AgriFuels Corporation and EcoSystem Corporation. GreenShift assumed all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but did not assume Carbonics' debt to YA Global Investments, LP. In exchange GreenShift issued to Carbonics a promissory note in the aggregate amount of $2,948,831 (the "Carbonics Note"). The principal and interest on the Carbonics Note, which accrues at the per annum rate of 8%, are due and payable in full on December 31, 2009. The Carbonics Note was reduced by $2,000,000 in the first quarter 2008 (see Note 9, Subsequent Events, below).

On November 9, 2007, in connection with the transfer to GreenShift of Carbonics' stakes in GS AgriFuels and EcoSystem, GreenShift also assumed liability for a term note issued by Carbonics to Viridis Capital, LLC with a face amount of $1,339,704 (the "Viridis Note"), which amount is due upon demand and bears interest at the rate of 8%. As of December 31, 2007, the balance due from Carbonics to Viridis was $0.

In September 2007, Candent Corporation ("Candent") was issued 513,254 shares of Carbonics common stock in return for the cancellation of a $2,112,896 convertible debenture previously purchased by Candent. On November 9, 2007, and in order to facilitate Carbonics' ability to comply with conversion requests made by YA Global Investments, L.P., Carbonics issued to Candent a term note with a face amount of $757,852 in consideration for the redemption by Carbonics of 1,263,254 shares of Carbonics common stock from Candent (the "Candent Note"), which note is due November 8, 2010 and bears interest at the rate of 10%. On November 9, 2007, in connection with the transfer to GreenShift of Carbonics' stakes in GS AgriFuels and EcoSystem, GreenShift assumed liability for the Candent Note. As of December 31, 2007, the balance due from Carbonics to Candent was $0. The former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock held by Candent is in trust for the benefit of its former president.

On December 12, 2007, Carbonics distributed 2,000,000 and 1,000,000 common shares of EcoSystem Corporation and GS EnviroServices, Inc., respectively, to all shareholders of Carbonics except for Viridis Capital, LLC, the Company's majority shareholder. On December 12, 2007, Carbonics distributed all of what was then Carbonics' 80% stake in GreenShift on a pro-rated basis to all of Carbonics' shareholders. This was accomplished by Carbonics' conversion of 200,000 shares of GreenShift Series D Preferred Stock into 20,800,000 shares of GreenShift common stock, which were distributed to the minority shareholders of Carbonics, and the distribution by Carbonics of 800,000 shares of GreenShift Series D Preferred Stock to Viridis Capital, LLC, the Company's majority shareholder. Kevin Kreisler, the sole member of Viridis Capital, is the Chairman and Chief Executive Officer of the Company.

On May 11, 2007 and December 31, 2007, the Company made capital contributions of $585,156 and $576,397 to GS EnviroServices, Inc., and GreenShift Corporation, respectively, upon the cancellation by the Company of the intercompany loan balances due from each company. These amounts were credited to additional paid in capital.

DIRECTOR INDEPENDENCE

Kurt Gordon is the only member of our Board of Directors who is independent, as "independent" is defined in the rules of the NASDAQ National Market System.

                                     PART IV


ITEM 13  EXHIBITS

                               INDEX TO EXHIBITS

Exhibit
Number            Description
-------------------------------------------------------------------------------

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

3-a(3) Certificate of Amendment of Certificate of Incorporation - filed as an exhibit to the Current Report on Form 8-K filed on May 19, 2005, and incorporated herein by reference.

3-a(4) Certificate of Amendment of Certificate of Incorporation - filed as an exhibit to the Current Report on Form 8-K filed on February 13, 2008, and incorporated herein by reference.

3-a(5) Certificate of Designation,  Preferences and Rights of Series C Preferred
     Stock of Carbonics Capital Corporation - filed as an exhibit to the Current Report on Form 8-K dated February 15, 2006 and incorporated herein by reference.

3-a(6) Certificate of Correction of Certificate of Designation,  Preferences and
     Rights of Series C Preferred Stock of Carbonics Capital Corporation - filed as an exhibit to the Current Report on Form 8-K/A (Amendment No. 1) dated February 15, 2006 and incorporated herein by reference.

3-b Bylaws - filed as an exhibit to the Registration Statement on Form 10-SB and incorporated herein by reference.

10-a Guaranty  Agreement  dated  October 25, 2006 among  Stillwater  Asset-Based
     Fund, LP and Carbonics Capital Corporation, GS AgriFuels Corporation, EcoSystem Corporation and GreenShift Corporation - filed as an exhibit to the Current Report on Form 8-K dated October 31, 2006 and incorporated herein by reference.

10-b Security  Agreement dated October 25, 2006 between  Stillwater  Asset-Based
     Fund, LP and Carbonics Capital Corporation - filed as an exhibit to the Current Report on Form 8-K dated October 31, 2006 and incorporated herein by reference.

10-c Security  Agreement dated October 25, 2006 among GS AgriFuels  Corporation,
     Carbonics Capital Corporation, EcoSystem Corporation and GreenShift Corporation and YA Global Investments, LP - filed as an exhibit to the Current Report on Form 8-K dated October 31, 2006 and incorporated herein by reference.

10-d Form of Secured Convertible Debenture due February 8, 2009 - filed as an exhibit to the Company's Current Report on Form 8-K dated February 2, 2006 and incorporated herein by reference.

10-e Second Amended and Restated Security Agreement dated February 2, 2006 between Carbonics Capital Corporation and YA Global Investments, LP - filed as an exhibit to the Company's Current Report on Form 8-K dated February 2, 2006 and incorporated herein by reference.

10-f Credit Agreement dated January 11, 2008 between GS COES (Yorkville I) LLC and YA Global Investments, LP - filed as an exhibit to the Current Report on Form 8-K filed on January 31, 2008, and incorporated herein by reference.

10-g Amended and  Restated  Forbearance  Agreement  dated as of January 11, 2008 among Carbonics Capital Corporation, GreenShift Corporation, Viridis Capital, LLC and YA Global Investments, LP - filed as an exhibit to the Current Report on Form 8-K filed on January 31, 2008, and incorporated herein by reference.

10-h Global Guaranty Agreement dated January 11, 2008 among Viridis Capital LLC,
     Kevin Kreisler, Carbonics Capital Corporation, GreenShift Corporation, GS AgriFuels Corporation, each of their subsidiaries, and YA Global Investments, LP - filed as an exhibit to the Current Report on Form 8-K filed on January 31, 2008, and incorporated herein by reference.

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

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Audit Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $35,875 for professional services rendered for the audit of our 2006 financial statements and review of the financial statements included in our 2006 10-KSB filings. For the year ended 2005, $17,000 was billed for services rendered.

Audit-Related Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $34,620 to the Company in 2006 and $0 in 2005 for services that are reasonably related to the performance of the audit or review of the yearly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $10,000 in 2006 and $2,000 to the Company in 2005 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $10,000 to the Company in 2005 for services not described above.

It is the policy of the Company's Board of Directors that all services other than audit, review or attest services must be pre-approved by the Board of Directors. All of the services described above were approved by the Audit Committee.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

CARBONICS CAPITAL CORPORATION

By:             /S/      KEVIN KREISLER
                -----------------------
                         KEVIN KREISLER
                         Chairman and Chief Executive Officer
Date:                    April 15, 2008

In accordance with the Exchange Act, this Report has been signed below on March 31, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.





                /S/      KEVIN KREISLER
                -----------------------
                         KEVIN KREISLER
                         Director, Chief Executive Officer
Date:                    April 15, 2008

                /S/      JACQUELINE FLYNN
                -------------------------
                         JACQUELINE FLYNN
                         Chief Financial Officer
Date:                    April 15, 2008

                /S/      KURT GORDON
                --------------------
                         KURT GORDON
                         Director
Date:                    April 15, 2008