Form 10-Q
period 2008-03-31
CARBONICS CAPITAL CORP
filed 2008-05-20
CIK 1102414

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                    FORM 10-Q
                            -------------------------



                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer       Accelerated filer
                       ----                            ----
Non-accelerated filer         Small reporting company   X
                       ----                            ----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X

The number of outstanding shares of common stock as of May 20, 2007 was 119,141,090.

                          CARBONICS CAPITAL CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2008

                                TABLE OF CONTENTS




                                                                                                           Page No
Part I            Financial Information

Item 1.           Financial Statements (unaudited)................................................................2
                  Condensed Consolidated Balance Sheet - March 31, 2008 (unaudited)...............................3
                  Condensed Consolidated Statements of Operations - for the Three Months Ended
                    March 31, 2008 (unaudited) and 2007 (unaudited)...............................................4
                  Condensed Consolidated Statements of Cash Flows - for the Three Months Ended
                    March 31, 2008 (unaudited) and 2007 (unaudited)...............................................5
                  Notes to Condensed Consolidated Financial Statements............................................6
Item 2.           Management's Discussion and Analysis ...........................................................9
Item 3            Quantitative and Qualitative Disclosures about Market Risk.....................................11
Item 4.           Controls and Procedures........................................................................11

Part II           Other Information

Item 1.           Legal Proceedings..............................................................................11
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds....................................11
Item 3.           Defaults upon Senior Securities................................................................11
Item 4.           Submission of Matters to a Vote of Security Holders............................................11
Item 5.           Other Information .............................................................................11
Item 6.           Exhibits ......................................................................................11

Signatures                                                                                                       13


                                     PART I


ITEM 1            FINANCIAL STATEMENTS



                          CARBONICS CAPITAL CORPORATION
                             CONDENSED BALANCE SHEET
             AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007
                                                                       3/31/2008       12/31/2007
                                                                   ------------------------------
ASSETS
Current Assets:
   Cash ........................................................   $       2,472    $        --
   Note receivable - related party .............................         497,556        2,948,831
   Interest receivable - related party .........................            --            196,832
                                                                   -------------    -------------
      Total current assets .....................................         500,028        3,145,663

Furniture and equipment - net ..................................          64,040           69,628

   Deposits ....................................................            --             32,515
                                                                   -------------    -------------

TOTAL ASSETS ...................................................   $     564,068    $   3,247,806
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

   Accounts payable and accrued expenses .......................   $     682,439    $   1,064,672
   Liabilities to be settled in stock ..........................            --            407,333
   Accrued interest ............................................         299,874          262,445
   Current portion of convertible debentures, net of discount ..         602,907          622,660
   Derivative liability ........................................         214,329        1,781,903
   Current maturities of long term debt ........................            --             26,329
                                                                   -------------    -------------
      Total current liabilities ................................       1,799,549        4,165,342

   Lease Payable ...............................................          25,324             --
   Convertible debentures, net of current ......................       1,009,761          867,587
                                                                   -------------    -------------
     Total long term liabilities ...............................       1,035,085          867,587
                                                                   -------------    -------------

TOTAL LIABILITIES ..............................................       2,834,634        5,032,929
                                                                   -------------    -------------

Preferred stock
   Series C, par $0.001, 1,000,000 shares authorized,
   974,140 issued and outstanding ..............................             974              974
Common stock, par $0.001, 500,000,000 authorized
   12,694,513 and 9,549,266 issued and outstanding, respectively          12,695            9,549
Additional paid-in capital .....................................     124,845,114      126,524,280
Accumulated deficit ............................................    (127,129,349)    (128,319,926)
                                                                   -------------    -------------
   Total stockholders' deficiency ..............................      (2,270,566)      (1,785,123)
                                                                   -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .................   $     564,068    $   3,247,806
                                                                   =============    =============


              The notes to the financial statement are an integral
                           part of these statements.


                          CARBONICS CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended  Three Months Ended
                                                             March 31            March 31
                                                                 2008                2007
                                                   --------------------------------------
Revenue                                                  $      --            $      --

Cost of revenues .....................................          --                   --
                                                         -----------          -----------
  Gross profit .......................................          --                   --
                                                         -----------          -----------

Operating expenses:
   General and administrative expenses ...............        96,846              891,600
    Stock based compensation .........................        90,000              492,696
                                                         -----------          -----------
     Total operating expenses ........................       186,846            1,384,296
                                                         -----------          -----------

Operating loss .......................................      (186,846)          (1,384,296)
                                                         -----------          -----------

Other income (expense):
   Gain (loss) on fair value of derivative instruments     1,567,573                  570
   Amortization of deferred financing costs and
     debt discount ...................................      (152,720)             (73,342)
   Loss on impairment of assets ......................          --                   --
   Loss on extinguishment of debt ....................          --                   --
   Settlement expense ................................          --                   --
   Interest expense ..................................       (37,429)             (63,180)
                                                         -----------          -----------
     Total other income (expense) ....................     1,377,424             (135,952)

Net income before provision for income taxes .........     1,190,578           (1,520,248)

Provision benefit for income taxes ...................          --                   --

Net income from continuing operations ................     1,190,578           (1,520,248)
                                                         -----------          -----------

Discontinued operations:
Loss from discontinued operations ....................          --             (9,000,711)
Gain on disposal of discontinued operations ..........          --                   --
                                                         -----------          -----------
   Total discontinued operations .....................          --             (9,000,711)
                                                         -----------          -----------

Net Loss .............................................   $ 1,190,578          $(10,520,959)
                                                         ===========          ===========


Common share, basic and diluted
loss per share from continuing operations ............   $       .12          $     (0.24)

Common share, basic and diluted
loss per share from discontinued operations ..........   $      --            $     (1.40)
                                                         -----------          -----------

Common share, basic and diluted
loss per share .......................................   $       .12          $     (1.64)
                                                         ===========          ===========

Weighted average share of common stock
   outstanding, basic and diluted ....................     9,937,290            6,424,015
                                                         ===========          ===========

            The notes to the Consolidated Financial Statement are an
                       integral part of these statements.

                                       5


                          CARBONICS CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three Months Ended Three Months Ended
                                                                           March 31          March 31
                                                                               2008             2007
                                                                   ----------------   ---------------
CASH FLOW FROM OPERATING ACTIVITIES

   Net cash used in continuing operations ............................   $  (651,696)   $  (265,623)
   Net cash used in discontinued operations ..........................          --         (132,811)
                                                                         -----------    -----------

      Net cash provided by (used in) operating activities ............      (651,696)      (398,434)
                                                                         -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES

   Issuance of note receivable .......................................          --          (73,877)
   Investment in unconsolidated subsidiaries .........................          --             --
                                                                         -----------    -----------
      Net cash used in investing activities ..........................          --          (73,877)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuances (Repayments) of short-term borrowings ...................          --           (5,275)
   Proceeds from convertible debenture ...............................          --          224,577
   Redemption of preferred stock .....................................          --               (9)
   Proceeds from the issuance of common stock ........................          --          313,695
   Proceeds from notes receivable - related party ....................       854,168           --
   Repayment of notes payable - related party ........................      (200,000)          --
                                                                         -----------    -----------
      Net cash provided by financing activities ......................       654,168        532,988
                                                                         -----------    -----------
   Net increase in cash ..............................................         2,472         60,677
   Cash at beginning of period .......................................          --        2,006,131
                                                                         -----------    -----------
   Cash at end of period .............................................   $     2,472    $ 2,066,808
                                                                         ===========    ===========




Supplemental statement of non-cash investing and financing activities:

      Conversion of convertible debentures ...........................   $    30,300           --
      Transfer of net assets to related party ........................   $ 2,203,653           --


              The notes to the financial statement are an integral
                           part of these statements.


                          CARBONICS CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q of Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

2        NATURE OF OPERATIONS

COMPLETION OF NAME CHANGE AND REVERSE STOCK SPLIT

Effective February 11, 2008, the Company changed its name from GreenShift Corporation to Carbonics Capital Corporation and completed a 1 for 20 reverse stock split.

FORGIVENESS OF REALATED PARTY DEBT

During the first quarter of 2008, the company waived $2,000,000 of the debenture receivable from GreenShift Corporation. Additionally, the company waived interest receivable from GreenShift in the amount of $196,832, as well as other related company notes receivable of $6,821 in the first quarter of 2008.

3        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net income of $1,190,578, which was primarily composed of a gain on derivative valuation for the three months ended March 31, 2008 and had an accumulated deficit. As of March 31, 2008 the Company's current liabilities exceeded current assets by $1,299,521. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

4        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

For  the  quarter  ended  March  31,  2008  the  company  had  no   consolidated
subsidiaries. For the quarter ended March 31, 2007 the operations of all consolidated companies are reflected in discontinued operations.

5        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of March
31, 2008:

Current portion of convertible debentures:
YAGI convertible debenture payable from Carbonics Capital issued October 2005       602,907
                                                                                -----------
     Total current portion of convertible debentures ........................   $   602,907
                                                                                ===========
Long-term convertible debenture:
YAGI convertible debenture payable from Carbonics Capital issued July 2005 ..   $   570,000
YAGI convertible debenture payable from Carbonics Capital issued April 2006 .     1,150,369
Note discounts ..............................................................      (710,608)
                                                                                -----------
     Total long-term convertible debentures .................................   $ 1,009,761
                                                                                ===========

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

In addition, Carbonics issued to YAGI a warrant to purchase 500,000 shares of Carbonics Capital's common stock at $1.00 per share. The value of the warrant was calculated to be $570,000 at the time of the issuance using the guidance found in APB Opinion 14, "Accounting for Convertible Debt and Debt issued with Detachable Stock Purchase Warrants" and was recorded as a discount. The discount is amortized to interest expense over the term of the loan using the effective interest method of amortization. During the three months ended March 31, 2008, interest expense from accretion of the debt discount was $49,172.

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

As of March 31, 2008 YAGI had reduced accrued interest and principal on the debentures of $118,107 and $1,079,733 (less $390,000 for shares issued during

2008), respectively, based on these agreements through the acceptance of the Company Series C Preferred Stock from Viridis. As a result, the Company issued a note to Viridis in the amount of $807,840.

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

As of March 31, 2008 the change in the fair value of the derivative resulted in an accounting gain of $1,567,573.. Amortization of the debt discount totaled $152,720 for the quarter ended d March 31, 2008. The unamortized portion of the debt discount related to the derivatives was $710,608 at March 31, 2008. As of March 31, 2008, the fair value of the derivative liabilities was $214,329.

7        RELATED PARTY TRANSACTIONS

On November 9, 2007, the Company and GreenShift Corporation completed a series of transactions, including the transfer to GreenShift of Carbonics' stakes in GS AgriFuels Corporation and EcoSystem Corporation. GreenShift assumed all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but did not assume Carbonics' debt to YA Global Investments, LP. In exchange GreenShift issued to Carbonics a promissory note in the aggregate amount of $2,948,831 (the "Carbonics Note"). The principal and interest on the Carbonics Note, which accrues at the per annum rate of 8%, are due and payable in full on December 31, 2009. The Carbonics Note was reduced by $2,000,000 in the first quarter 2008. This reduction was in part attributable to the fact that the appraised value of GS AgriFuels, which appraisal was completed during the first quarter of 2008, was assessed to be less than the total debt payable by GS AgriFuels, and the fact that GreenShift realized impairment charges of $11,153,816 relating to the impairment of GS AgriFuels' NextGen Fuel, Inc., and Sustainable Systems, Inc. subsidiaries. Additionally the company waived the interest receivable from GreenShift as well as other related party notes in the amount of $196,832.

On November 9, 2007, in connection with the transfer to GreenShift of Carbonics' stakes in GS AgriFuels and EcoSystem, GreenShift assumed liability for a term note issued by Carbonics to Viridis Capital, LLC with a face amount of $1,339,704 (the "Viridis Note"), which amount is due upon demand and bears interest at the rate of 8%. As of December 31, 2007, the balance due from Carbonics to Viridis was $0.

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

8        SUBSEQUENT EVENTS

None.

ITEM 2     MANAGEMENT DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Revenues

There were no revenues from continuing operations for the quarter ended March 31, 2008.

Cost of Revenues

There was no cost of revenues for the quarter ended March 31, 2008.

Selling, General and Administrative Expenses Operating Expenses

Selling, general and administrative expenses during the quarter ended March 31, 2008 totaled $186,846. In the comparable period of the prior year, selling, general and administrative expenses totaled $1,384,296 attributable to selling, general and administrative expenses with $492,696 related to stock based compensation. Selling, general and administrative expenses during the quarter ended March 31, 2008 primarily consisted of accounting and legal fees, office related expenses as well as costs associated with payroll. Due to the divestment of our operations at the end of 2007, selling, general and administrative expenses in 2008 will consist of development costs associated with our planned future projects. General and administrative expenses are expected to remain high as a percentage of sales until such time that the Company can achieve initiate and sustain sufficient revenue to support these expenses.

Interest Expense

Interest expense for the three months ended March 31, 2008 was $37,429, and was $63,180 for the same period in 2007.

Expenses Associated with Derivative Instruments

As of March 31, 2008 Carbonics Capital had several convertible debentures due to YA Global Investments, LP. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to Global was $2,323,276, $1,612,668 net of $710,608 discount as of March 31, 2008. For the three months ended March 31, 2008, we recognized a gain for the change in fair value of the derivative of $1,567,573 for these debentures. The derivative liability as of March 31, 2008 was $214,329.

Net Income or Loss

Net income from continuing operations for the three months ended March 31, 2008 was $1,190,578 as compared to a loss from continuing operations of $1,520,248 from the same period in 2007. The Company transferred its interest in all of its subsidiaries to GreenShift Corporation during the three months ended December 31, 2007. Net loss from discontinued operations was $9,000,711 in 2007.

Liquidity and Capital Resources

The Company had $2,834,634 in liabilities at the end of the three months ended March 31, 2008, and may need to obtain additional financing to satisfy these obligations.

Our primary sources of liquidity are cash provided by investing and financing activities. For the three months ended March 31, 2008, net cash used in our operating activities was $651,696. The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of proceeds from issuance of debt and common stock. The Company plans to fund ongoing operations during 2008 with a combination of proceeds from the issuance of debt and equity as well as the repayment to the Company of loans receivable and other amounts due.

Cash Flows

Our operating activities during the three months ended March 31, 2008 used $651,696 in cash. At March 31, 2008, accounts payable and accrued expenses totaled $682,439. At March 31, 2008 the Company had $2,472 cash. For the three months ended March 31, 2008, investing activities used $0 in cash, and cash from financing activities provided $654,168. The Company had a working capital deficit of $1,299,521 at March 31, 2008, which includes derivative liabilities of $214,329 and convertible debentures of $1,612,668, net of discounts.

At the present time, Carbonics Capital has no source of committed capital. We are currently investigating the availability of both equity and debt financing necessary to complete the Company's current projects. We do not know at this time if the necessary funds can be obtained nor on what terms they may be available.

Off Balance Sheet Arrangements

None.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4            CONTROLS AND PROCEDURES

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

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's first fiscal year that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION


ITEM 1            LEGAL PROCEEDINGS

None.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6            EXHIBITS

INDEX TO EXHIBITS

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

CARBONICS CAPITAL CORPORATION

                /S/      KEVIN KREISLER
                -----------------------
By:                      KEVIN KREISLER
                         Chairman and Chief Executive Officer
Date:                    May 19, 2008

                /S/      JACQUELINE FLYNN
                -------------------------
By:                      JAQUELINE FLYNN
                         Chief Financial Officer

Date:                    May 20, 2008