Form 10-Q
period 2008-09-30
CARBONICS CAPITAL CORP
filed 2008-11-14
CIK 1102414

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                    FORM 10-Q
                            -------------------------



                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2008

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

Large accelerated filer              Accelerated filer
                        ----                                   ----
Non-accelerated filer                Small reporting company     X
                        ----                                   ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X

The number of outstanding shares of common stock as of November 14, 2008 was 121,379,481.


                          CARBONICS CAPITAL CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2008

                                TABLE OF CONTENTS




                                                                                                             Page No
Part I            Financial Information

Item 1.           Financial Statements (unaudited)...............................................................3
                  Condensed Consolidated Balance Sheet - September 30, 2008 (unaudited)..........................4
                  Condensed Consolidated Statements of Operations - for the Three and
                   Nine Months Ended September 30, 2008 (unaudited) and 2007 (unaudited).........................5
                  Statement of Shareholders' Equity - December 31, 2007 and Nine Months Ended
                    September 30, 2008...........................................................................6
                  Condensed Consolidated Statements of Cash Flows - for the Nine Months Ended
                    September 30, 2008 (unaudited) and 2007 (unaudited)..........................................8
                  Notes to Condensed Consolidated Financial Statements...........................................9
Item 2.           Management's Discussion and Analysis .........................................................13
Item 3            Quantitative and Qualitative Disclosures about Market Risk....................................16
Item 4.           Controls and Procedures.......................................................................16

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


                                     PART I


ITEM 1            FINANCIAL STATEMENTS


                          CARBONICS CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
           AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007


                                                                        9/30/2008        12/31/2007
                                                                    -------------------------------
ASSETS
Current Assets:
   Cash .........................................................   $        --      $        --
   Note receivable - related party ..............................         391,123        2,948,831
   Interest receivable - related party ..........................            --            196,832
                                                                    -------------    -------------
      Total current assets ......................................         391,123        3,145,663

Furniture and equipment - net ...................................            --             69,628

   Deposits .....................................................            --             32,515
                                                                    -------------    -------------
TOTAL ASSETS ....................................................   $     391,123    $   3,247,806
                                                                    =============    =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

   Accounts payable and accrued expenses ........................   $     562,971    $   1,064,672
   Liabilities to be settled in stock ...........................            --            407,333
   Accrued interest .............................................         377,654          262,445
   Convertible debentures, net of discount ......................       1,876,014        1,490,247
   Derivative liability .........................................         683,550        1,781,903
   Current maturities of long term debt .........................             314           26,329
                                                                    -------------    -------------
      Total current liabilities .................................       3,500,503        5,032,929

   TOTAL LIABILITIES ............................................       3,500,503        5,032,929
                                                                    -------------    -------------
Preferred stock
   Series C, par $0.001, 1,000,000 shares authorized,
   974,140 issued and outstanding ...............................             806              974
Common stock, par $0.001, 500,000,000 authorized
   121,379,405 and 9,549,649 issued and outstanding, respectively         121,379            9,549
Additional paid-in capital ......................................     124,957,598      126,524,280
Accumulated deficit .............................................    (128,189,163)    (128,319,926)
                                                                    -------------    -------------
   Total stockholders' deficiency ...............................      (3,109,380)      (1,785,123)
                                                                    -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ..................   $     391,123    $   3,247,806
                                                                    =============    =============

              The notes to the financial statement are an integral
                           part of these statements.



                          CARBONICS CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)
                                                                Three Months Ended                Nine Months Ended
                                                     September 30,    September 30,   September 30,   September 30,
                                                             2008             2007            2008            2007
                                                     -----------------------------    -----------------------------
Revenue ...........................................   $       --      $       --      $       --      $       --
                                                      ------------    ------------    ------------    ------------
Operating expenses:
   General and administrative expenses ............         21,403         520,109         170,314       1,320,819
    Stock based compensation ......................           --         3,199,707         245,000       3,692,403
                                                      ------------    ------------    ------------    ------------
     Total operating expenses .....................         21,403       3,719,816         415,314       5,013,222
                                                      ------------    ------------    ------------    ------------
Operating loss ....................................        (21,403)     (3,719,816)       (415,314)     (5,013,222)
                                                      ------------    ------------    ------------    ------------
Other income (expense):
   Gain (loss) on fair value of
     derivative instruments .......................        105,753      (1,804,648)      1,098,353      (1,804,078)
   Amortization of deferred financing costs and
     debt discount ................................       (142,173)       (586,277)       (437,066)       (961,409)
   Interest expense ...............................        (39,075)       (949,945)       (115,210)     (1,013,123)
                                                      ------------    ------------    ------------    ------------
     Total other income (expense) .................        (75,495)     (3,340,870)        546,078      (3,778,610)

Net income (loss) before provision for income taxes        (96,898)     (7,060,686)        130,763      (8,791,832)

Provision benefit for income taxes ................           --              --              --              --

Net income (loss) from continuing operations ......        (96,898)     (7,060,686)        130,763      (8,791,832)
                                                      ------------    ------------    ------------    ------------
Discontinued operations:
Loss from discontinued operations .................           --        (5,872,572)           --       (14,662,385)
Gain on disposal of discontinued operations .......           --              --              --              --
                                                      ------------    ------------    ------------    ------------
   Total discontinued operations ..................           --        (5,872,572)           --       (14,662,385)
                                                      ------------    ------------    ------------    ------------
Net Income (Loss) .................................   $    (96,898)   $(12,933,258)   $    130,763    $(23,454,217)
                                                      ============    ============    ============    ============
Common share, basic and diluted
loss per share from continuing operations .........           --             (0.79)           --             (0.98)

Common share, basic and diluted
loss per share from discontinued operations .......           --             (0.66)           --             (1.64)
                                                      ------------    ------------    ------------    ------------
Common share, basic and diluted
loss per share ....................................   $       --      $      (1.45)   $       --      $      (2.62)
                                                      ============    ============    ============    ============
Weighted average share of common stock
   outstanding, basic and diluted .................     95,802,303       8,946,828      95,802,303       8,946,828
                                                      ============    ============    ============    ============




            The notes to the Consolidated Financial Statement are an
                       integral part of these statements.




                          CARBONICS CAPITAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEAR ENDED DECEMBER 31, 2007 AND NINE MONTHS ENDED SEPTEMBER 30, 2008

                                                              Series C  Preferred Stock          Common Stock
                                                                Shares           Amount        Shares          Amount
                                                         -------------------------------------------------------------

Balance, December 31, 2006 ...........................      1,000,000    $      1,000       5,911,292    $      5,911
                                                         ============    ============    ============    ============

Issuance of common stock upon conversion of debt .....           --              --           274,414             274
Stock issued for compensation ........................           --              --         1,412,500           1,413
Liabilities to be settled in stock ...................           --              --              --              --
Stock compensation included in discontinued operations           --              --           698,191             698
Conversion of Series C Preferred into common stock ...        (25,860)            (26)      2,006,202           2,006
Warrants issued for deferred financing fees ..........           --              --              --              --
Stock issued in consideration of cancellation of debt            --              --           513,250             513
Forgiveness of affiliate debt ........................           --              --              --              --
Issuance of note payable in consideration of
  cancellation of shares .............................           --              --        (1,263,250)         (1,263)
Cancellation of shares by related party ..............           --              --            (3,333)             (3)
Distribution of subsidiaries to GreenShift ...........           --              --              --              --
Property distribution to shareholders ................           --              --              --              --
Net loss .............................................           --              --              --              --
                                                         ------------    ------------    ------------    ------------

Balance, December 31, 2007 ...........................        974,140    $        974       9,549,266    $      9,549
                                                         ============    ============    ============    ============
Common stock issued for services .....................           --              --        13,000,000          13,000
Write off of debt and receivables ....................           --              --              --              --
Conversion of Series C Preferred into common stock ...       (168,373)           (168)     95,000,000          95,000
Issuance of common stock upon conversion of debt .....           --              --         3,830,140           3,830
Net loss .............................................           --              --              --
                                                         ------------    ------------    ------------    ------------

Balance, September 30, 2008 ..........................        805,767    $        806     121,379,406    $    121,379
                                                         ============    ============    ============    ============



              The notes to the financial statement are an integral
                           part of these statements.




                          CARBONICS CAPITAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEAR ENDED DECEMBER 31, 2007 AND NINE MONTHS ENDED SEPTEMBER 30, 2008



                                                                                                   Total
                                                            Additional       Cumulative     Stockholders'
                                                       Paid-In-Capital          Deficit           Equity
                                                       -------------------------------------------------
Balance, December 31, 2006 ...........................   $  58,695,961    $ (71,042,862)   $ (12,339,990)
                                                         =============    =============    =============

Issuance of common stock upon conversion of debt .....             209,814                 --                210,088
Stock issued for compensation ........................           2,560,146                 --              2,561,559
Liabilities to be settled in stock ...................            (407,333)                --               (407,333)
Stock compensation included in discontinued operations             794,489                 --                795,187
Conversion of Series B Preferred into common stock ...             (40,098)                --                (38,118)
Warrants issued for deferred financing fees ..........             266,361                 --                266,361
Stock issued in consideration of cancellation of debt            2,126,068                 --              2,126,581
Forgiveness of affiliate debt ........................             108,763                 --                108,763
Issuance of note payable in consideration of
  cancellation of share ..............................            (732,587)                --               (733,850)
Cancellation of shares by related party ..............                  67                 --                     64
Distribution of subsidiaries to GreenShift ...........          62,942,629          (12,601,487)          50,341,142
Property distribution to shareholders ................                --             (1,604,000)          (1,604,000)
Net loss .............................................                --            (43,071,577)         (43,071,577)
                                                             -------------        -------------        -------------

Balance, December 31, 2007 ...........................       $ 126,524,280        $(128,319,926)       $  (1,785,123)
                                                             =============        =============        =============

Common stock issued for services .....................             277,000                 --                290,000
Write off of debt and receivables ....................          (1,796,320)                --             (1,796,320)
Conversion of Series B Preferred into common stock ...             (94,832)                --                   --
Issuance of common stock upon conversion of debt .....              47,470                 --                 51,300
Net loss .............................................                --                130,763              130,763
                                                             -------------        -------------        -------------

Balance, September 30, 2008 ..........................       $ 124,957,598        $(128,189,163)       $  (3,109,380)
                                                             =============        =============        =============





              The notes to the financial statement are an integral
                           part of these statements.



                          CARBONICS CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Nine Months Ended   Nine Months Ended
                                                                            September 30        September 30
                                                                                    2008                2007
                                                                        ----------------   -----------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net cash used in continuing operations ............................       $  (620,191)       $(3,023,220)
   Net cash used in discontinued operations ..........................              --              836,314
                                                                             -----------        -----------
      Net cash provided by (used in) operating activities ............          (620,191)        (2,186,906)
                                                                             -----------        -----------
CASH FLOW FROM INVESTING ACTIVITIES

   Investment in unconsolidated subsidiaries .........................              --             (931,669)
                                                                             -----------        -----------
      Net cash used in investing activities ..........................              --             (931,669)
                                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuances (Repayments) of short-term borrowings ...................           (66,314)           (16,148)
   Proceeds from convertible debenture - related party ...............              --              564,109
   Proceeds from convertible debenture ...............................            10,548            185,201
   Redemption of preferred stock .....................................              --                 --
   Proceeds from the issuance of common stock ........................              --                 --
   Proceeds from notes receivable - related party ....................           879,750           (234,387)
   Issuance of note receivable .......................................              --            2,554,967
   Repayment of notes payable - related party ........................          (200,000)              --
                                                                             -----------        -----------
      Net cash provided by financing activities ......................           623,984          3,053,742
                                                                             -----------        -----------

   Net (decrease) increase in cash ...................................             3,793            (64,833)

   Cash at beginning of period .......................................            (3,793)           128,763
                                                                             -----------        -----------

   Cash at end of period .............................................       $      --          $    63,930
                                                                             ===========        ===========

Supplemental statement of non-cash investing and financing activities:

      Stock based compensation .......................................       $   290,000               --

      Conversion of debentures .......................................       $    51,300               --

      Increase  in related party note due to expenses paid on behalf
      of related party ...............................................       $   717,680               --

      Decrease  in related party note due to expenses paid on behalf
      of related party ...............................................       $ 1,275,388               --

      Forgiveness of amount owed to related party ....................       $ 2,000,000               --


              The notes to the financial statement are an integral
                           part of these statements.

                                       8

                          CARBONICS CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10Q of regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

2        NATURE OF OPERATIONS

COMPLETION OF NAME CHANGE AND REVERSE STOCK SPLIT

Effective February 11, 2008, the Company changed its name from GreenShift Corporation to Carbonics Capital Corporation (f/k/a GreenShift Corporation) and completed a 1 for 20 reverse stock split.

FORGIVENESS OF RELATED PARTY DEBT

During the nine months ending September 30, 2008, the company waived $2,000,000 of the debenture receivable from GreenShift Corporation. Additionally, the company waived interest receivable from GreenShift in the amount of $196,832, as well as other related company notes receivable of $6,821 in the first quarter of 2008.

3        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had net income of $130,763 for the nine months ended September 30, 2008 and had an accumulated deficit of ($128,189,163). As of September 30, 2008 the Company's current liabilities exceeded current assets by $3,109,380. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

4        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

For the nine months ended September 30, 2008 the company had no consolidated subsidiaries. For the nine months ended September 30, 2007 the operations of all consolidated companies are reflected in discontinued operations.

5        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of September 30, 2008:

Current portion of convertible debentures:
YAGI convertible debenture payable from Carbonics Capital issued October 2005       $   602,907
YAGI convertible debenture payable from Carbonics Capital issued July 2005 ..           570,000
YAGI convertible debenture payable from Carbonics Capital issued April 2006 .         1,129,369
Note discounts                                                                         (426,262)
                                                                                    -----------
     Total current convertible debentures ...................................       $ 1,876,014
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

In addition, Carbonics issued to YAGI a warrant to purchase 500,000 shares of Carbonics Capital's common stock at $1.00 per share. The value of the warrant was calculated to be $570,000 at the time of the issuance using the guidance found in APB Opinion 14, "Accounting for Convertible Debt and Debt issued with Detachable Stock Purchase Warrants" and was recorded as a discount. The discount is amortized to interest expense over the term of the loan using the effective interest method of amortization. During the nine months ended September 30, 2008, interest expense from accretion of the debt discount was $94,696.

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

On January 25, 2008, a financing was completed that resulted in EcoSystem becoming the guarantor of the debts of several of its former affiliates. The beneficiary of the guarantees was YA Global Investments, LP ("YAGI"), which committed to extend credit to those affiliates. As of September 30, 2008, the outstanding principal and accrued interest of the debt was $43,040,070.

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

During the nine months ended September 30, 2008 the change in the fair value of the derivative resulted in an accounting gain of $1,098,353. Amortization of the debt discount totaled $437,066 for the nine months ended September 30, 2008. The unamortized portion of the debt discount related to the derivatives was $426,262 at September 30, 2008. As of September 30, 2008, the fair value of the derivative liabilities was $683,550.

7        STOCKHOLDERS EQUITY

COMMON STOCK

During the nine months ended September 30, 2008, the Company issued a total of 10,000,000 shares of Common Stock, $0.001 par value, for services provided to the Company. The Company's directors, David Winsness and Kurt Gordon received 3,000,000 and 2,000,000 of these shares, respectively.

The shares were issued at $0.02, the market price as of the date of issuance on April 23, 2008 for a total value of $200,000. During the nine months ended September 30, 2008, Viridis Capital LLC converted 168,373 shares of Series C Preferred Stock into a total of 95,000,000 shares of Common Stock, $0.001 par value.

8        RELATED PARTY TRANSACTIONS

On November 9, 2007, the Company and GreenShift Corporation completed a series of transactions, including the transfer to GreenShift of Carbonics' stakes in GS AgriFuels Corporation and EcoSystem Corporation. GreenShift assumed all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but did not assume Carbonics' debt to YA Global Investments, LP. In exchange GreenShift issued to Carbonics a promissory note in the aggregate amount of $2,948,831 (the "Carbonics Note"). The principal and interest on the Carbonics Note, which accrues at the per annum rate of 8%, are due and payable in full on December 31, 2009. The Carbonics Note was reduced by $2,000,000 in the first quarter 2008. This reduction was in part attributable to the fact that the appraised value of GS AgriFuels, which appraisal was completed during the first quarter of 2008, was assessed to be less than the total debt payable by GS AgriFuels, and the fact that GreenShift realized impairment charges of $11,153,816 relating to the impairment of GS AgriFuels' NextGen Fuel, Inc., and Sustainable Systems, Inc. subsidiaries. During the nine months ended September 30, 2008, the note increased a net of $12,234 due to expenses paid on behalf of GreenShift and the note also increased $443,674 due to the reclassification of amounts that were owed by various subsidiaries to Carbonics. These amounts were reclassed so that the subsidiary owed Greenshift rather than Carbonics and GreenShift in turn owed the amounts to Carbonics. Additionally the company waived the interest receivable from GreenShift as well as other related party notes in the amount of $196,832.

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

On January 25, 2008, a financing was completed that resulted in Carbonics becoming the guarantor of the debts of several of its former affiliates. The beneficiary of the guarantees was YA Global Investments, LP ("YAGI"), which committed to extend credit to those affiliates. As of September 30, 2008, the outstanding principal and accrued interest of the debt was $43,040,070.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

There were no revenues from continuing operations for the three months ended September 30, 2008.

Cost of Revenues

There was no cost of revenues for the three months ended September 30, 2008.

Selling, General and Administrative Expenses Operating Expenses

Selling, general and administrative expenses during the three months ended September 30, 2008 totaled $21,403 with $0 related to stock based compensation. In the comparable period of the prior year, selling, general and administrative expenses totaled $3,719,816 attributable to selling, general and administrative expenses with $3,199,707 related to stock based compensation. Selling, general and administrative expenses during the three months ended September 30, 2008 primarily consisted of accounting and legal fees, and office related. Due to the divestment of our subsidiaries at the end of 2007, selling, general and administrative expenses in 2008 will consist of development costs associated with our current operation and planned future projects. General and administrative expenses are expected to remain high as a percentage of sales until such time that the Company can achieve initiate and sustain sufficient revenue to support these expenses.

Interest Expense

Interest expense for the three months ended September 30, 2008 was $39,075, and was $949,945 for the same period in 2007.

Expenses Associated with Derivative Instruments

As of September 30, 2008 Carbonics Capital had several convertible debentures due to YA Global Investments, LP. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results. The total principal amount on our convertible debentures due to YA Global was $2,302,276. The balance was $1,876,014 net of the $426,262 note discount as of September 30, 2008. For the three months ended September 30, 2008, we recognized a gain for the change in fair value of the derivative of $105,753 for these debentures. The derivative liability as of September 30, 2008 was $683,550.

Net Income or Loss

Net loss from continuing operations for the three months ended September 30, 2008 was $96,898 as compared to a loss from continuing operations of $7,060,686 from the same period in 2007. The Company transferred its interest in all of its subsidiaries to GreenShift Corporation during the three months ended December 31, 2007. Net loss from discontinued operations was $5,872,572 in 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues

There were no revenues from continuing operations for the nine months ended September 30, 2008.

Cost of Revenues

There was no cost of revenues for the nine months ended September 30, 2008.

Selling, General and Administrative Expenses Operating Expenses

Selling, general and administrative expenses during the nine months ended September 30, 2008 totaled $415,314 with $245,000 related to stock based compensation. In the comparable period of the prior year, selling, general and administrative expenses totaled $5,013,222 attributable to selling, general and administrative expenses with $3,692,403 related to stock based compensation. Selling, general and administrative expenses during the nine months ended September 30, 2008 primarily consisted of accounting and legal fees, and office related. Due to the divestment of our subsidiaries at the end of 2007, selling, general and administrative expenses in 2008 will consist of development costs associated with our current operations and planned future projects. General and administrative expenses are expected to remain high as a percentage of sales until such time that the Company can achieve initiate and sustain sufficient revenue to support these expenses.

Interest Expense

Interest expense for the nine months ended September 30, 2008 was $115,210, and was $1,013,123 for the same period in 2007.

Expenses Associated with Derivative Instruments

As of September 30, 2008 Carbonics Capital had several convertible debentures due to YA Global Investments, LP. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results. The total principal amount on our convertible debentures due to YA Global was $2,302,276. The balance was $1,876,014 net of the $426,262 note discount as of September 30, 2008. For the nine months ended September 30, 2008, we recognized a gain for the change in fair value of the derivative of $1,098,353 for these debentures. The derivative liability as of September 30, 2008 was $683,550.

Net Income or Loss

Net income from continuing operations for the nine months ended September 30, 2008 was $130,763 compared to a loss from continuing operations of $8,791,832 from the same period in 2007. The Company transferred its interest in all of its subsidiaries to GreenShift Corporation during the nine months ended December 31, 2007. Net loss from discontinued operations was $14,662,385 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

The Company had $3,500,503 in current liabilities at the end of the nine months ended September 30, 2008, and may need to obtain additional financing to satisfy these obligations.

Our primary sources of liquidity are cash provided by investing and financing activities. For the nine months ended September 30, 2008, net cash used in our operating activities was $620,191. The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of proceeds from issuance of debt and common stock. The Company plans to fund ongoing operations during 2008 with a combination of proceeds from the issuance of debt and equity as well as the repayment to the Company of loans receivable and other amounts due.

Cash Flows

Our operating activities during the nine months ended September 30, 2008 used $620,191 in cash. At September 30, 2008, accounts payable and accrued expenses totaled $562,971. At September 30, 2008 the Company had $0 cash. For the nine months ended September 30, 2008, investing activities used $0 in cash, and cash from financing activities provided $623,984. The Company had a working capital deficit of $3,109,380 at September 30, 2008, which includes derivative liabilities of $683,550 and convertible debentures of $1,876,014, net of discounts.

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


CARBONICS CAPITAL CORPORATION

                /S/      KEVIN KREISLER
                -----------------------
By:                      KEVIN KREISLER
                         Chairman and Chief Executive Officer

Date:                    November 14, 2008


                /S/      JACQUELINE FLYNN
                -------------------------
By:                      JAQUELINE FLYNN
                         Chief Financial Officer

                         November 14, 2008