Form 10-K
period 2008-12-31
CARBONICS CAPITAL CORP
filed 2009-04-16
CIK 1102414

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------
                                    FORM 10-K
                            -------------------------


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer                    Accelerated filer
                       ----                                         ----
Non-accelerated filer                      Small reporting company    X
                       ----                                         ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The number of outstanding shares of common stock held by non-affiliates of the Registrant as of April 14, 2009 was 133,179,481.


                          CARBONICS CAPITAL CORPORATION
                            ANNUAL REPORT ON FORM 10K
                   FOR THE FISCALYEAR ENDED DECEMBER 31, 2008

                                TABLE OF CONTENTS

                                                                                                           Page

Part I
Item 1      Business ........................................................................................4
Item 1A     Risk Factors.....................................................................................5
Item 2      Description of Properties........................................................................7
Item 3      Legal Proceedings................................................................................7
Item 4      Submission of Matters to a Vote of Security Holders .............................................7

Part II
Item 5      Market for Registrant's Common Equity, Related Stockholder Matters
                and Issuer Purchase of Equity Securities ....................................................8
Item 6      Selected Financial Data
Item 7      Management's Discussion and Analysis.............................................................9
Item 8      Financial Statements and Supplementary Data.....................................................11
Item 9      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............23
Item 9A     Controls and Procedures ........................................................................23
Item 9B     Other Information...............................................................................25

Part III
Item 10     Directors, Executive Officers and Corporate Governance  ........................................25
Item 11     Executive Compensation .........................................................................25
Item 12     Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters ....................................................................26
Item 13     Certain Relationships and Related Transactions and Director Independence .......................26
Item 14     Principal Accountant Fees and Services .........................................................28

Part IV
Item 15     Exhibits and Financial Statement Schedules .....................................................28

Signatures..................................................................................................34


                                     PART I

Basis of Presentation

In this Annual Report on Form 10-K, the terms "we," "our," "us," "Carbonics," or the "Company" refer to Carbonics Capital Corporation, and its subsidiaries on a consolidated basis. The term "Carbonics Capital Corporation" refers to Carbonics Capital Corporation on a stand alone basis only, and not its subsidiaries.

Forward Looking Statements

We make certain forward-looking statements in this Annual Report on Form 10-K and in the documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions. These statements reflect our management's judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

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

>> our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

>> other risks referenced from time to time in our filings with the SEC and those factors listed in this Form 10K under Item 1A, Risks Factors, beginning on page 24.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-K, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

ITEM 1     BUSINESS

OVERVIEW

We develop renewable energy projects that facilitate the more efficient use of carbon in energy supply chains. Our development activities during 2008 primarily involved evaluation of a number of different chemical and other technologies designed to separate carbon dioxide from exhaust for conversion into value-added carbonaceous products.

We are party to a technology commercialization agreement with GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC, pursuant to which GreenShift has agreed to provide commercialization support services and access to GreenShift's rights to sell and use a proprietary biomass gasification technology in fields of use outside of the corn ethanol industry. Carbonics will pay GreenShift a royalty equal to 10% of the pre-tax net income generated by Carbonics through use of this technology.

Our strategic plan also involves the acquisition of accretive assets and cash flows that are strategic to our technology development efforts. We are currently evaluating a number of qualified opportunities that produce the raw materials needed for our technologies, or that have the infrastructure we need to scale our technologies, or that have the ability to refine the products we produce with our technologies into finished goods. Our plan in this respect is to leverage the targeted assets and cash flows to defray our technology and financing risk as we commercialize our technologies.

INTELLECTUAL PROPERTIES

Carbonics, Carbonics Capital Corporation, and the "Carbonics Logo" are the registered trademarks of Carbonics Capital Corporation.

Carbonics is party to a technology commercialization agreement with GreenShift, pursuant to which GreenShift has agreed to provide commercialization support services and access to GreenShift's rights to sell and use a proprietary biomass gasification technology in fields of use outside of the corn ethanol industry. This technology was developed by ZeroPoint Clean Tech, Inc., a renewable energy technology and project development company. ZeroPoint believes that it has developed a highly efficient biomass gasification process capable of converting biomass into renewable synthesis gas to create carbon-neutral energy. Additional information is available online at www.zeropointcleantech.com.

EMPLOYEES

As of December 31, 2008, Carbonics Capital employed 2 at will employees. There is no union representation for any of our employees.

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

Carbonics had income from continuing operations of $388,740 during the twelve months ended December 31, 2008, and we had $0 in cash at December 31, 2008. These matters raise substantial doubt about our ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

The exercise of our outstanding warrants and options could result in the issuance of up to 1,438,516 shares of common stock, assuming all outstanding warrants and options are currently exercisable. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

We lack capital to fund our operations.

During the twelve months ended December 31, 2008 our operations used $632,453 in cash, but our debt service obligations required cash in excess of that amount. Loans from some of our shareholders and the issuance of convertible debentures funded our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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

ITEM 2     DESCRIPTION OF PROPERTIES

Carbonics Capital Corporation currently maintains office at One Penn Plaza, Suite 1612, New York, NY. The lease for this space expires in May of 2011. We paid $0 in rent during 2008. During 2008 we are being permitted to use the premises for no charge by GreenShift Corporation, the primary tenant. We believe these offices will be sufficient for our needs for the foreseeable future.

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

Period                                                    High                       Low
----------------------------------------------------------------------------------------
2007 First Quarter                                        2.61                      1.70
2007 Second Quarter                                       1.76                      0.50
2007 Third Quarter                                        1.08                      0.58
2007 Fourth Quarter                                       0.76                      0.24

2008 First Quarter                                       0.030                    0.0200
2008 Second Quarter                                      0.004                    0.0040
2008 Third Quarter                                       0.004                    0.0040
2008 Fourth Quarter                                      0.002                    0.0012

Title of Class              Approximate Number of Holders of Record as of April 14, 2009
Common Stock, 0.001 par                                                              145


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

SALE OF UNREGISTERED SECURITIES

Carbonics Capital Corporation did not sell any unregistered equity securities during the 4th quarter of 2008.

REPURCHASE OF EQUITY SECURITIES

Carbonics Capital Corporation did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2008.

ITEM 6.              SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

We develop renewable energy projects that facilitate the more efficient use of carbon in energy supply chains. Our development activities during 2008 primarily involved evaluation of a number of different chemical and other technologies designed to separate carbon dioxide from exhaust for conversion into value-added carbonaceous products.

We are party to a technology commercialization agreement with GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC, pursuant to which GreenShift has agreed to provide commercialization support services and access to GreenShift's rights to sell and use a proprietary biomass gasification technology in fields of use outside of the corn ethanol industry. Carbonics will pay GreenShift a royalty equal to 10% of the pre-tax net income generated by Carbonics through use of this technology.

Our strategic plan also involves the acquisition of accretive assets and cash flows that are strategic to our technology development efforts. We are currently evaluating a number of qualified opportunities that produce the raw materials needed for our technologies, or that have the infrastructure we need to scale our technologies, or that have the ability to refine the products we produce with our technologies into finished goods. Our plan in this respect is to leverage the targeted assets and cash flows to defray our technology and financing risk as we commercialize our technologies.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

There were no revenues from continuing operations for the year ended December 31, 2008 or for the twelve months ended December 31, 2007.

All revenues realized in discontinued operations during the year ended December 31, 2007 were due to the operating activities of our former subsidiaries, GreenShift Corporation, GS EnviroServices, Inc., GS AgriFuels Corporation and EcoSystem Corporation.

Cost of Revenues

There was no cost of revenues for the year ended December 31, 2008 or for the year ended December 31, 2007.

All cost of revenues realized in discontinued operations during the year ended December 31, 2007 were due to the operating activities of our former subsidiaries, GreenShift Corporation, GS EnviroServices, Inc., GS AgriFuels Corporation and EcoSystem Corporation.

Selling, General and Administrative Expenses Operating Expenses

Selling, general and administrative expenses during the year ended December 31, 2008 totaled $448,531, including $203,531 in selling, general and administrative expenses and $245,000 in stock based compensation. In the comparable period of the prior year, selling, general and administrative expenses totaled $4,777,553, including $2,189,158 in selling, general and administrative expenses and $2,588,396 in stock based compensation attributable to selling, general and administrative expenses. Selling, general and administrative expenses during 2008 primarily consisted of accounting and legal fees, office related expenses as well as costs associated with payroll. Due to the divestment of our operations at the end of 2007, selling, general and administrative expenses in 2008 consisted of development costs associated with our planned future projects. Selling, general and administrative expenses are expected to remain high as a percentage of sales until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Interest Expense

Interest expense for the twelve months ended December 31, 2008 was $177,425, representing a increase of $56,037 from $121,388 for the same period in 2007.

Expenses Associated with Derivative Instruments

As of December 31, 2008 Carbonics Capital had several convertible debentures due to YA Global Investments, LP. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results.

The principal amount on our convertible debentures due to Global was $2,290,476, $2,006,387 net of $284,089 discount as of December 31, 2008. For the twelve months ended December 31, 2008, we recognized a loss for the change in fair value of the derivative of $8,528,477 for these debentures. The derivative liability as of December 31, 2008 was $10,310,380.

Net Income or Loss

Net loss from continuing operations for the twelve months ended December 31, 2008, was $9733,673 as compared to a loss from continuing operations of $14,329,724 from the same period in 2007. The Company transferred its interest in all of its subsidiaries to GreenShift Corporation during the twelve months ended December 31, 2007 resulting in a loss on disposal of discontinued operations of $28,741,853 for the twelve months ended December 31, which was excluded from the above figures. Net gain of $9,733,673 for the twelve months ended December 31, 2008 as compared to a net loss of $43,071,577 for the same period in 2007 was due primarily to the loss on the disposal of its subsidiaries as well as increased operating expenses, adjustments to the fair market value of the derivative liability instruments, interest and amortization charges associated with financing, and issuance of stock based compensation.

Liquidity and Capital Resources

The Company had $13,348,148 in liabilities at the end of the twelve months ended December 31, 2008, and may need to obtain additional financing to satisfy these obligations.

Our primary sources of liquidity are cash provided by investing and financing activities. For the twelve months ended December 31, 2008, net cash used in our operating activities was $607,566. The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of proceeds from issuance of debt and common stock. The Company plans to fund ongoing operations during 2008 with a combination of proceeds from the issuance of debt and equity as well as the repayment to the Company of loans receivable and other amounts due.

Cash Flows

Our operating activities during the twelve months ended December 31, 2008 used $607,566 in cash. At December 31, 2008, accounts payable and accrued expenses totaled $591,511. At December 31, 2008 the Company had $0 cash. For the twelve months ended December 31, 2008, investing activities provided $0 in cash, and cash from financing activities of provided $607,566. The Company had a working capital deficit of $12,962,016 at December 31, 2008, which includes derivative liabilities of $10,310,380 and convertible debentures of $2,006,387, net of discounts.

At the present time, Carbonics Capital has no source of committed capital. We are currently investigating the availability of both equity and debt financing necessary to complete the Company's current projects. We do not know at this time if the necessary funds can be obtained nor on what terms they may be available.

Off Balance Sheet Arrangements

None.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

                                                                                                     Page No
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...................................................12

Consolidated Balance Sheet ...............................................................................13

Consolidated Statements of Operations ....................................................................14

Consolidated Statements of Stockholders' Equity........................................................15-16

Consolidated Statements of Cash Flows.....................................................................17

Notes to Consolidated Financial Statements ...............................................................18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Carbonics Capital Corporation fka GreenShift Corporation

We have audited the accompanying balance sheets of Carbonics Capital Corporation as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carbonics Capital Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the periods then ended in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 3 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2008. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                    /s/ Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey
April 15, 2008

                          CARBONICS CAPITAL CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2008

                                                                       12/31/2008       12/31/2007
                                                                    ------------------------------
ASSETS
Current Assets:

   Cash .........................................................   $        --      $        --
   Note receivable - related party ..............................         386,132        2,948,831
   Interest receivable - related party ..........................            --            196,832
                                                                    -------------    -------------
      Total current assets ......................................         386,132        3,145,663

Furniture and equipment - net ...................................            --             69,628

   Deposits .....................................................            --             32,515
                                                                    -------------    -------------

TOTAL ASSETS ....................................................   $     386,132    $   3,247,806
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

   Accounts payable and accrued expenses ........................   $     591,511    $   1,064,672
   Liabilities to be settled in stock ...........................            --            407,333
   Accrued interest .............................................         439,870          262,445
   Convertible debentures, net of discount ......................       2,006,387        1,490,247
   Derivative liability .........................................      10,310,380        1,781,903
   Current maturities of long term debt .........................            --             26,329
                                                                    -------------    -------------
      Total current liabilities .................................      13,348,148        5,032,929
                                                                    -------------    -------------
   TOTAL LIABILITIES ............................................      13,348,148        5,032,929
                                                                    -------------    -------------

Preferred stock
   Series C, par $0.001, 1,000,000 shares authorized,
   805,767 and 974,140 issued and outstanding ...................             806              974
Common stock, par $0.001, 500,000,000 authorized
   127,279,406 and 9,549,649 issued and outstanding, respectively         127,279            9,549
Additional paid-in capital ......................................     124,963,498      126,524,280
Accumulated deficit .............................................    (138,053,599)    (128,319,926)
                                                                    -------------    -------------
   Total stockholders' deficiency ...............................     (12,962,016)      (1,785,123)
                                                                    -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ..................   $     386,132    $   3,247,806
                                                                    =============    =============


          The notes to the financial statement are an integral part of these statements.


                          CARBONICS CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                   2008             2007
                                                         --------------    -------------
Revenue ..............................................   $         --      $         --
Cost of revenues .....................................             --                --
                                                         --------------    --------------
  Gross profit .......................................             --                --
                                                         --------------    --------------

Operating expenses:
   General and administrative expenses ...............          203,531         2,189,157
    Stock based compensation .........................          245,000         2,588,396
                                                         --------------    --------------
     Total operating expenses ........................          448,531         4,777,553
                                                         --------------    --------------

Operating loss .......................................         (448,531)       (4,777,553)
                                                         --------------    --------------

Other income (expense):
   Loss on fair value of derivative instruments ......       (8,528,477)         (637,817)
   Amortization of deferred financing costs and
     debt discount ...................................         (579,240)       (2,130,031)
   Loss on impairment of assets ......................             --          (6,395,879)
   Loss on extinguishment of debt ....................             --                --
   Settlement expense ................................             --            (267,056)
   Interest expense ..................................         (177,425)         (121,388)
                                                         --------------    --------------
     Total other income (expense) ....................       (9,285,142)       (9,552,171)

Loss before provision for income taxes ...............       (9,733,673)      (14,329,724)

Provision for income taxes ...........................             --                --

Net Loss from continuing operations ..................       (9,733,673)      (14,329,724)
                                                         --------------    --------------

Discontinued operations:
Loss from discontinued operations ....................             --         (32,171,517)
Gain on disposal of discontinued operations ..........             --           3,429,664
                                                         --------------    --------------
   Total discontinued operations .....................             --         (28,741,853)
                                                         --------------    --------------

Net Loss  ............................................   $   (9,733,673)   $  (43,071,577)
                                                         ==============    ==============

Common share, basic and diluted
income (loss) per share from continuing operations ...   $         0.00    $        (1.61)

Common share, basic and diluted
income (loss) per share from discontinued operations .   $         --      $        (3.22)
                                                         --------------    --------------

Common share, basic and diluted
income (loss) per share ..............................   $         0.00    $        (4.83)
                                                         ==============    ==============

Weighted average share of common stock
   outstanding, basic and diluted ....................      100,532,324         8,919,229
                                                         ==============    ==============


        The notes to the Consolidated Financial Statement are an integral part of these statements.



                          CARBONICS CAPITAL CORPORATION
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


                                                            Series C   Preferred Stock                   Common Stock
                                                              Shares           Amount          Shares          Amount
                                                         ------------------------------------------------------------
Balance, December 31, 2006 ...........................      1,000,000    $      1,000       5,911,292    $      5,911
                                                         ============    ============    ============    ============

Issuance of common stock upon conversion of debt .....           --              --           274,414             274
Stock issued for compensation ........................           --              --         1,412,500
                                                                                                                1,413
Liabilities to be settled in stock ...................           --              --              --              --
Stock compensation included in discontinued operations           --              --           698,191             698
Conversion of Series C Preferred into common stock ...        (25,860)            (26)      2,006,202           2,006
Warrants issued for deferred financing fees ..........           --              --              --              --
Stock issued in consideration of cancellation of debt            --              --           513,250             513
Forgiveness of affiliate debt ........................           --              --              --              --
Issuance of note payable in consideration of
  cancellation of shares .............................           --              --        (1,263,250)         (1,263)
Cancellation of shares by related party ..............           --              --            (3,333)             (3)
Distribution of subsidiaries to GreenShift ...........           --              --              --
                                                         ------------    ------------    ------------    ------------
Property distribution to shareholders ................           --              --              --              --
Net loss .............................................           --              --              --
                                                         ------------    ------------    ------------    ------------

Balance, December 31, 2007 ...........................        974,140    $        974       9,549,266    $      9,549
                                                         ============    ============    ============    ============

Issuance of common stock upon conversion of debt .....           --              --         9,730,140           9,730
Stock issued for services ............................           --              --         3,000,000           3,000
Stock issued for compensation ........................           --              --        10,000,000          10,000
Conversion of Series C Preferred into common stock ...       (168,373)           (168)     95,000,000          95,000
Forgiveness of affiliate debt ........................           --              --              --              --
Net loss .............................................           --              --              --              --
                                                         ------------    ------------    ------------    ------------

Balance, December 31, 2008 ...........................        805,767    $        806     127,279,406    $    127,279
                                                         ============    ============    ============    ============


          The notes to the financial statement are an integral part of these statements.





           CARBONICS CAPITAL CORPORATION (FKA GREENSHIFT CORPORATION)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007




                                                                                                    Total
                                                            Additional       Cumulative     Stockholders'
                                                       Paid-In-Capital          Deficit            Equity
                                                       --------------------------------------------------

Balance, December 31, 2006 ...........................   $  58,695,961    $ (71,042,862)   $ (12,339,990)
                                                         =============    =============    =============


Issuance of common stock upon conversion of debt .....         209,814             --            210,088
Stock issued for compensation ........................       2,560,146             --          2,561,559
Liabilities to be settled in stock ...................        (407,333)            --           (407,333)
Stock compensation included in discontinued operations         794,489             --            795,187
Conversion of Series B Preferred into common stock ...         (40,098)            --            (38,118)
Warrants issued for deferred financing fees ..........         266,361             --            266,361
Stock issued in consideration of cancellation of debt        2,126,068             --          2,126,581
Forgiveness of affiliate debt ........................         108,763             --            108,763
Issuance of note payable in consideration of
  cancellation of share ..............................        (732,587)            --           (733,850)
Cancellation of shares by related party ..............              67             --                 64
Distribution of subsidiaries to GreenShift ...........      62,942,629      (12,601,487)      50,341,142
Property distribution to shareholders ................            --         (1,604,000)      (1,604,000)
Net loss .............................................            --        (43,071,577)     (43,071,577)
                                                         -------------    -------------    -------------

Balance, December 31, 2007 ...........................   $ 126,524,280    $(128,319,926)   $  (1,785,123)
                                                         =============    =============    =============
Issuance of common stock upon conversion of debt .....          53,370             --             63,100
Stock issued for services ............................          87,000             --             90,000
Stock issued for compensation ........................         190,000             --            200,000
Conversion of Series B Preferred into common stock ...         (94,832)            --               --
Forgiveness of affiliate debt ........................      (1,796,318)            --         (1,796,318)
Net income (loss) ....................................            --         (9,733,673)      (9,733,673)
                                                         -------------    -------------    -------------
Balance, December 31, 2008 ...........................   $ 124,963,498    $(138,053,599)   $ (12,962,016)
                                                         =============    =============    =============







          The notes to the financial statement are an integral part of these statements.



           CARBONICS CAPITAL CORPORATION (FKA GREENSHIFT CORPORATION)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


                                                                                      2008             2007
                                                                              ------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES

   Net loss from continuing operations ....................................   $ (9,733,673)   $(14,329,724)
   Net loss from discontinued operations ..................................           --       (28,741,853)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................        (59,235)         33,527
   Amortization of debt discount and deferred financing fees ..............        579,240       2,130,031
   Stock based compensation ...............................................        245,000       2,588,396
   Impairment of investments ..............................................           --         6,395,879
   Stock for services .....................................................         60,000            --
   Changes in fair market value of derivatives ............................      8,528,477         637,817

Changes in Assets and Liabilities
   Assets of discontinued operations ......................................           --        46,913,175
   Prepaid expenses and other current assets ..............................           --            25,811
   Accounts payable .......................................................       (122,925)        168,740
   Accrued expenses .......................................................       (314,380)        306,945
   Interest payable - affiliates ..........................................        177,415         229,047
   Deposits ...............................................................         32,515            --
   Liabilities of discontinued operations .................................           --       (17,358,201)
                                                                              ------------    ------------
      Net cash provided by (used in) operating activities .................       (607,566)     (1,000,410)
                                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Issuances (Repayments) of short-term borrowings ........................        (66,628)        (61,042)
   Repayment of convertible debentures ....................................        (10,547)     (1,060,542)
   Proceeds from convertible debentures - related parties .................        684,741       1,500,231
   Proceeds from convertible debentures ...................................           --           493,000
                                                                              ------------    ------------
      Net cash provided by financing activities ...........................        607,566         871,647
                                                                              ------------    ------------
   Net increase (decrease) in cash ........................................           --          (128,763)

   Cash at beginning of period ............................................           --           128,763
                                                                              ------------    ------------

   Cash at end of period ..................................................   $       --      $       --
                                                                              ============    ============



          The notes to the financial statement are an integral part of these statements.


           CARBONICS CAPITAL CORPORATION (FKA GREENSHIFT CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS

1        BASIS OF PRESENTATION

We develop renewable energy projects that facilitate the more efficient use of carbon in energy supply chains. Our development activities during 2008 primarily involved evaluation of a number of different chemical and other technologies designed to separate carbon dioxide from exhaust for conversion into value-added carbonaceous products.

We are party to a technology commercialization agreement with GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC, pursuant to which GreenShift has agreed to provide commercialization support services and access to GreenShift's rights to sell and use a proprietary biomass gasification technology in fields of use outside of the corn ethanol industry. Carbonics will pay GreenShift a royalty equal to 10% of the pre-tax net income generated by Carbonics through use of this technology.

Our strategic plan also involves the acquisition of accretive assets and cash flows that are strategic to our technology development efforts. We are currently evaluating a number of qualified opportunities that produce the raw materials needed for our technologies, or that have the infrastructure we need to scale our technologies, or that have the ability to refine the products we produce with our technologies into finished goods. Our plan in this respect is to leverage the targeted assets and cash flows to defray our technology and financing risk as we commercialize our technologies.

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

RESTRUCTURING

On November 9, 2007, the Company completed a series of transactions, including the transfer to GreenShift Corporation of Carbonics' stakes in GS AgriFuels Corporation and EcoSystem Corporation. GreenShift assumed all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but did not assume Carbonics debt to YA Global Investments, LP. In exchange, GreenShift issued to Carbonics a promissory note in the aggregate net amount of $2,948,831 (the "Carbonics Note"). On December 12, 2007, Carbonics distributed 1,000,000 shares of GS EnviroServices, Inc. common stock, 2,000,000 shares of EcoSystem Corporation common stock, and all of what was then Carbonics' 80% stake in GreenShift on a pro-rated basis to all of Carbonics' shareholders. To accomplish the distribution, Carbonics converted 200,000 shares of GreenShift Series D Preferred Stock into 20,800,000 shares of GreenShift common stock, which it distributed to the minority shareholders of GreenShift, and distributed 800,000 shares of GreenShift Series D Preferred Stock to Viridis Capital, LLC, Carbonics' majority shareholder. Kevin Kreisler, the sole member of Viridis Capital, is the Chairman and Chief Executive Officer of the Company.

FORGIVENESS OF RELATED PARTY DEBT

During the year ended December 31, 2008, the company waived $2,000,000 of the debenture receivable from GreenShift Corporation. Additionally, the company waived interest receivable from GreenShift in the amount of $196,832, as well as other related company notes receivable of $6,821 in the first quarter of 2008.

3        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $9,733,673 for the twelve months ended December 31, 2008 and had an accumulated deficit and negative cash flow from operations. As of December 31, 2008 the Company's current liabilities exceeded current assets by $12,962,016. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

For the year ended December 31, 2008, the company had no consolidated subsidiaries. For the year ended December 31, 2007, the operations of all consolidated companies are reflected in the discontinued operations. During the fourth quarter 2007, the Company divested 100% of its interest in EcoSystem Corporation, GS AgriFuels Corporation, GS EnviroServices, Inc., and GreenShift Corporation (See note 10).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet as of December 31, 2008 for cash equivalents, accounts receivable, other receivables, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. It was not practical to estimate the fair value of the convertible debt due to the nature of these items. These estimates would be based on the carrying amounts, maturities, effective interest rates and volatility of the Company's stock. The Company does not believe it is practical due to the significant volatility of the Company's stock.

Fair value estimates are made at a specific point in time, based on the terms of the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

The Company partially adopted SFAS 157 on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

o Level 1 -- quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

o Level 2 -- inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

o Level 3 -- unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The following table presents the embedded derivative, the Company's only financial assets measured and recorded at fair value on the Company's Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the year ended December 31, 2008:

                                                                              Fair Value
--------------------------------------------------------------------------------------------------------------------
As of December 31, 2008                                 Level 1         Level 2         Level 3          Total
--------------------------------------------------------------------------------------------------------------------
Embedded derivative liabilities                        $    --         $    --         $10,310,380      $10,310,380

The following table reconciles, for the year ended December 31, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded derivative at December 31, 2006                                                     $ 7,708,546
Transferred with debt to related party                                                                   (7,583,949)
Loss on fair value adjustments to embedded derivatives                                                    1,657,306
                                                                                                        -----------
Balance of Embedded derivative at December 31, 2007                                                       1,781,903
Loss on fair value adjustments to embedded derivatives                                                    8,528,477
                                                                                                        -----------
Balance at December 31, 2008                                                                            $10,310,380
                                                                                                        ===========

The valuation of the derivatives are calculated using a complex binomial pricing model that is based on changes in the volatility of our shares, our stock price, the probability of a reduction in exercise and conversion price, and the time to conversion of the related financial instruments. See No3e 6 for more information on the valuation methods used.

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

Amortization expense related to these costs and discounts was $579,240 and $2,130,031 for the years ended December 31, 2008 and 2007, respectively.

4        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of December 31, 2008:

Current portion of convertible debentures:
YAGI convertible debenture payable from Carbonics Capital issued October 2005    $    602,907
YAGI convertible debenture payable from Carbonics Capital issued July 2005            570,000
YAGI convertible debenture payable from Carbonics Capital issued April 2006         1,117,569
Note discounts                                                                       (284,089)
                                                                                 ------------
     Total current convertible debentures                                        $  2,006,387
                                                                                 ============

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of December 31, 2008 and the Company's ability to meet such obligations:

Year                                                       Amount
----------------------------------------------- ------------------
2009                                                  $ 2,290,476
                                                      -----------
Total minimum payments due under current and
long term obligations                                 $ 2,290,476
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

In addition, Carbonics issued to YAGI a warrant to purchase 500,000 shares of Carbonics Capital's common stock at $1.00 per share. The value of the warrant was calculated to be $570,000 at the time of the issuance using the guidance found in APB Opinion 14, "Accounting for Convertible Debt and Debt issued with Detachable Stock Purchase Warrants" and was recorded as a discount. The discount is amortized to interest expense over the term of the loan using the effective interest method of amortization. During the year ended December 31, 2008, interest expense from accretion of the debt discount was $579,240.

On January 25, 2008, a financing was completed that resulted in EcoSystem becoming the guarantor of the debts of several of its former affiliates. The beneficiary of the guarantees was YA Global Investments, LP ("YAGI"), which committed to extend credit to those affiliates. As of September 30, 2008, the outstanding principal and accrued interest of the debt was $44,758,833.

On August 14, 2008, certain Secured Convertible Debentures between Carbonics Capital Corporation and YA Global Investments, L.P. were amended. The maturity date of the following Secured Convertible Debentures have been extended until December 31, 2011: a debenture dated October 12, 2005 in the original principal amount of $1,475,000; a debenture dated February 8, 2006 in the original principal amount of $3,050,369; and a debenture dated June 26, 2007 in the original principal amount of $570,000.

5        DERIVATIVES

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion features associated with the convertible debentures are variable and contain an embedded derivative that requires bifurcation from their hosts contracts. The Company has recognized the embedded derivatives as a liability at the date the debentures were issued.

As of December 31, 2008, the change in the fair value of the derivative resulted in an accounting gain of $8,528,477. Amortization of the debt discount totaled $579,240 for the year ended December 31, 2008. The unamortized portion of the debt discount related to the derivatives was $284,089 at December 31, 2008. As of December 31, 2008, the fair value of the derivative liabilities was $10,310,380.

6        INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2008, no interest related to uncertain tax positions had been accrued.

The Company has incurred losses, which have generated net operating loss carry forwards for the Company as of December 31, 2008. These loss carry forwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2008 and 2007, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded. The provision for income taxes for the years ended December 31, 2008 and 2007 consisted of state income tax provisions. Deferred tax assets are as follows:

                                                                    12/31/2008       12/31/2007
                                                              ----------------------------------
Deferred Tax Asset:
Net operating loss carry forwards                             $     87,956,000   $    78,223,000
                                                              ================   ===============
Total deferred tax assets                                           32,300,000        28,700,000
Less: Valuation allowance                                          (32,300,000)      (28,700,000)
                                                              ----------------   ---------------
Net deferred tax asset                                        $             --   $            --
                                                              ================   ===============

7      STOCK OPTIONS

Summarized information about the Company's stock options outstanding at December
31, 2008 is as follows:
  Weighted Average                                           Number of Shares     Exercise Price
                                                            ------------------------------------
Outstanding at January 31, 2007                             $      3,318,748     $         0.05
  Granted at fair value                                                  --                  --
  Forfeited                                                              --                  --
  Exercised                                                              --                  --
                                                              --------------     --------------
Outstanding at December 31, 2007                                         --                  --
  Granted at fair value                                                  --                  --
  Forfeited                                                              --                  --
  Exercised                                                              --                  --
                                                              --------------     --------------
Outstanding at December 31, 2008                            $     3,318,748      $         0.05
                                                            ===============      ==============

All of the above noted options were exercisable as of December 31, 2008.

STOCK BASED COMPENSATION

The Company accounts for stock and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. The Company adopted the provisions of Statement of Financial Accounting Standards SFAS 123(R)
SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). The Company used the following assumptions in its calculation: Dividend yield $0; Expected volatility 99.86%; Risk-free interest rate 4.94%; Expected life 1 year. The Company recorded expenses of $34,884 in 2007 related to the 3,212,354 options that were issued. No options were issued in 2008.

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

9        DISCONTINUED OPERATIONS

During the fourth quarter 2007, the Company divested 100% of its interest in EcoSystem Corporation, GS AgriFuels Corporation, GS EnviroServices, Inc., and GreenShift Corporation. In exchange GreenShift issued to Carbonics a promissory note in the aggregate amount of $2,948,831 (the "Carbonics Note"). The principal and interest on the Carbonics Note, which accrues at the per annum rate of 8%, are due and payable in full on December 31, 2008. On July 1, 2007, the Company sold its interest in Seaway Valley Corporation in return for the assumption of certain legacy liabilities of GS Carbon.

As a result of the above transactions, the Company realized a loss from discontinued operations of $0 and $32,171,517 for the twelve months ended December 31, 2008 and 2007, respectively. Additionally, the Company realized a gain on the disposal of GS Carbon in the amount of $3,429,664. The net effect of the divesture of EcoSystem Corporation, GS AgriFuels Corporation, GS EnviroServices, Inc. and GreenShift Corporation was recorded in stockholders' equity as this was a transfer between entities under common control. The components of discontinued operations for the twelve months ended December 31, 2008 and 2007 are as follows:

                                                               2008          2007
                                                     --------------  -------------
Revenues .........................................   $        --     $ 29,985,351
Cost of revenues .................................            --       24,062,095
                                                     -------------   ------------
   Gross profit ..................................            --        5,923,256

Selling, general and administrative expense ......            --       15,324,513

Loss from operations .............................            --       (9,401,257)

Interest expense .................................            --       (5,233,177)
Other income and expenses, net ...................            --      (19,958,944)
                                                     -------------   ------------
   Total other income and expense ................            --      (25,192,121)

Income before provision for income taxes .........            --      (34,593,378)

Total provision for tax ..........................            --          (46,605)
                                                     -------------   ------------

Net income (loss) from continuing operations .....            --             --
                                                     -------------   ------------

Income (loss) from discontinued operations .......            --          (13,225)
Gain (loss) on disposal of discontinued operations            --        2,481,691
                                                     -------------   ------------
Gain on disposal of discontinued operations ......            --        2,468,466
                                                     -------------   ------------
Net loss .........................................   $        --     $(32,171,517)
                                                     =============   ============

The results presented above for 2008 and 2007 include the operating activity for the discontinued operations for the twelve month periods of EcoSystem Corporation, GS AgriFuels Corporation, GS EnviroServices, Inc. and GreenShift Corporation. The operating activity of GS Carbon is included in the year ended December 31, 2007.

10       WARRANTS

The Company's February 7, 2006 financing with YA Global Investment, LP provides that Carbonics will issue to YA Global five year Warrants to purchase 2,250,000 common shares. The warrants will permit YA Global to purchase 750,000 shares at $3.00 per share, 750,000 shares at $4.00 per share, and 750,000 shares at $5.00 per share. On June 30, 2006, Carbonics issued 2,250,000 warrants to YA Global.

Summarized information about GreenShift's stock warrants outstanding at December
31, 2008 is as follows:
                                                                Number of         Weighted Average
                                                                   Shares           Exercise Price
                                                          -----------------------------------------
Outstanding at December 31, 20056                              2,500,000            $          4.00
   Granted at fair value                                         250,000                       1.00
   Forfeited                                                          --                         --
   Exercised                                                          --                         --
                                                            --------------          ---------------
Outstanding at December 31, 2007                                2,750,000           $          4.00
   Granted at fair value                                              --                         --
   Forfeited                                                          --                         --
   Exercised                                                          --                         --
                                                            -------------           ---------------
Outstanding at December 31, 2008                            $   2,750,000           $          3.45
                                                            =============           ===============

All of the above noted warrants were exercisable as of December 31, 2008.

11        STOCKHOLDERS EQUITY

COMPLETION OF NAME CHANGE AND REVERSE STOCK SPLIT

Effective February 11, 2008, the Company changed its name from GreenShift Corporation to Carbonics Capital Corporation (f/k/a GreenShift Corporation) and completed a 1 for 20 reverse stock split. All stock prices, share amounts, per share information, stock options and stock warrants in this Report reflect the reverse split.

RESTRUCTURING

On November 9, 2007, the Company completed a series of transactions, including the transfer to GreenShift Corporation of Carbonics' stakes in GS AgriFuels Corporation and EcoSystem Corporation. GreenShift assumed all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but did not assume Carbonics debt to YA Global Investments, LP. In exchange, GreenShift issued to Carbonics a promissory note in the aggregate net amount of $2,948,831 (the "Carbonics Note"). On December 12, 2007, Carbonics distributed 1,000,000 shares of GS EnviroServices, Inc. common stock, 2,000,000 shares of EcoSystem Corporation common stock, and all of what was then Carbonics' 80% stake in GreenShift on a pro-rated basis to all of Carbonics' shareholders. To accomplish the distribution, Carbonics converted 200,000 shares of GreenShift Series D Preferred Stock into 20,800,000 shares of GreenShift common stock, which it distributed to the minority shareholders of GreenShift, and distributed 800,000 shares of GreenShift Series D Preferred Stock to Viridis Capital, LLC, Carbonics' majority shareholder. Kevin Kreisler, the sole member of Viridis Capital, is the Chairman and Chief Executive Officer of the Company.

FORGIVENESS OF RELATED PARTY DEBT

During the year ended December 31, 2008, the company waived $2,000,000 of the debenture receivable from GreenShift Corporation. Additionally, the company waived interest receivable from GreenShift in the amount of $196,832, as well as other related company notes receivable of $6,821 in the first quarter of 2008.

COMMON STOCK

During the year ended December 31, 2008, the Company issued a total of 10,000,000 shares of Common Stock, $0.001 par value, for services provided to the Company. The Company's directors, David Winsness and Kurt Gordon received 3,000,000 and 2,000,000 of these shares, respectively.

The shares were issued at $0.02, the market price as of the date of issuance on April 23, 2008 for a total value of $200,000. During the year ended December 31, 2008, Viridis Capital LLC converted 168,373 shares of Series C Preferred Stock into a total of 95,000,000 shares of Common Stock, $0.001 par value.

SERIES C PREFERRED STOCK

On February 15, 2006 Carbonics filed a Certificate of Designation creating a class of 1,000,000 shares of Series C Preferred Stock. The Certificate of Designation was corrected by a Certificate of Correction filed on September 11, 2006. The holder of all 1,000,000 shares of Series C Preferred Stock may convert it into common shares representing 80% of the Carbonics common shares outstanding after conversion, but only if, at the time of the conversion, Carbonics is not registered with the SEC as a Business Development Company. The holder of the Series C Preferred Stock may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Preferred Stock is convertible on the record date for the shareholder action. In the event that the Board of Directors declares a dividend, the holder of each share of Series C Preferred Stock will receive a dividend equal to the dividend that would be payable if the Series C Preferred Stock were converted into common stock. In the event of a liquidation of Carbonics, the holder of a share of Series C Preferred Stock will receive $.001 and have no further participation in the liquidation.

CONVERSIONS

During the year ended December 31, 2008, Viridis Capital LLC converted 168,373 shares of Series C Preferred Stock into a total of 95,000,000 shares of Common Stock, $0.001 par value.

During the year ended December 31, 2008, holders of the certain convertible securities converted amounts totaling $63,100 into 9,730,140 shares of common stock.

ITEM 9   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

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

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of the company's internal control over financial reporting, management identified the following material weakness in the company's internal control over financial reporting as of December 31, 2008. Management determined that at December 31, 2008, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the Internal Control--Integrated Framework issued by COSO.

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

ITEM 9B  OTHER INFORMATION

None.

                                    PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name                        Age  Position
---------------------------------------------------------------------
Kevin Kreisler              36   Chairman, Chief Executive Officer
Jacqueline Flynn            43   Chief Financial Officer


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

NOMINATING, COMPENSATION AND AUDIT COMMITTEE

The Board of Directors does not have an audit committee or a nominating or compensation committee due to the fact that there is only one member of the Board of Directors.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2008.

ITEM 11   EXECUTIVE COMPENSATION

The following table sets forth compensation information for Carbonics Capital Corporation's executive officers during the years indicated as relevant. As of December 31, 2008, no executive officer held options for Carbonics Capital Corporation's Common Stock.

Name and Principal Position                 Annual Compensation              Long-term Compensation        All Other
                                                                                                        Compensation
---------------------------------------------------------------------------------------------------------------------
                                      Year    Salary      Bonus       Other            Shares Granted
---------------------------------------------------------------------------------------------------------------------
Kevin Kreisler                        2008  $      --  $      --         --                     --        $        --
Chairman and Chief Executive Officer  2007         --         --         --                     --                 --
                                      2006         --     10,914         --                 56,812                 --

EMPLOYMENT AGREEMENTS

Carbonics Capital's relationships with its officers are on an at-will basis.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock as well as by the members of our Board of Directors and by all officers and directors as a group.

                                          Amount and Nature of Beneficial Ownership
Name and Address(1)                                 Series B                  Series C               Percentage of
Of Beneficial Owner       Common    % of Class     Preferred   % of Class    Preferred   % of Class   Voting Power
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

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

On November 9, 2007, the Company and GreenShift Corporation completed a series of transactions, including the transfer to GreenShift of Carbonics' stakes in GS AgriFuels Corporation and EcoSystem Corporation. GreenShift assumed all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but did not assume Carbonics' debt to YA Global Investments, LP. In exchange GreenShift issued to Carbonics a promissory note in the aggregate amount of $2,948,831 (the "Carbonics Note"). The principal and interest on the Carbonics Note, which accrues at the per annum rate of 8%, are due and payable in full on December 31, 2009. The Carbonics Note was reduced by $2,000,000 in the first quarter 2008. This reduction was in part attributable to the fact that the appraised value of GS AgriFuels, which appraisal was completed during the first quarter of 2008, was assessed to be less than the total debt payable by GS AgriFuels, and the fact that GreenShift realized impairment charges of $11,153,816 relating to the impairment of GS AgriFuels' NextGen Fuel, Inc., and Sustainable Systems, Inc. subsidiaries. During the year ended December 31, 2008, the note increased a net of $12,234 due to expenses paid on behalf of GreenShift and the note also increased $443,674 due to the reclassification of amounts that were owed by various subsidiaries to Carbonics. These amounts were reclassed so that the subsidiary owed Greenshift rather than Carbonics and GreenShift in turn owed the amounts to Carbonics. Additionally the company waived the interest receivable from GreenShift as well as other related party notes in the amount of $196,832.

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

DIRECTOR INDEPENDENCE

None of the members of our Board of Directors is independent, as "independent" is defined in the rules of the NASDAQ Stock Market.

                                     PART IV


ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Audit Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $8,250 for professional services rendered for the audit of our 2008 financial statements and review of the financial statements included in our 2008 10-K filings. For the year ended 2007, $35,875 was billed for services rendered.

Audit-Related Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $ to the Company in 2008 and $34,620 in 2007 for services that are reasonably related to the performance of the audit or review of the yearly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $ in 2008 and $10,000 to the Company in 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $ to the Company in 2008 and $10,000 to the Company in 2007 for services not described above.

It is the policy of the Company's Board of Directors that all services other than audit, review or attest services must be pre-approved by the Board of Directors. All of the services described above were approved by the Audit Committee.



ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Exhibits

Exhibit Number             Description

3-a Certificate of Incorporation, as amended through January 2000 - filed as an exhibit to the Registration Statement on Form 10-SB and incorporated herein by reference.

3-a(1) Certificate of Amendment of Certificate of Incorporation dated January 8,
     2003 - filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

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

Date:                    April 15, 2009

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


                /S/      KEVIN KREISLER
                -----------------------
                         KEVIN KREISLER
                         Director, Chief Executive Officer
Date:                    April 15, 2008

                /S/      JACQUELINE FLYNN
                -------------------------
                         JACQUELINE FLYNN
                         Chief Financial Officer
Date:                    April 15, 2009