Form 10-Q
period 2009-03-31
CARBONICS CAPITAL CORP
filed 2009-05-20
CIK 1102414

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                    FORM 10-Q
                            -------------------------



                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2009

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



Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No
         ---    ---

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files.) Yes     No
                                                               ----    ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer              Accelerated filer
                        ----                                 ----
Non-accelerated filer                Small reporting company   X
                        ----                                 ----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes       No X
                                   ----     ----

The number of outstanding shares of common stock as of May 19, 2009 was 148,689,737.



                          CARBONICS CAPITAL CORPORATION
                          QUARTERLY REPORT ON FORM 10Q
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2009

                                TABLE OF CONTENTS




                                                                                                           Page No
Part I            Financial Information

Item 1.           Financial Statements ..........................................................................3
                  Condensed Consolidated Balance Sheet - March 31, 2009 (unaudited)
                    and December 31, 2008 (audited)............................................................. 4
                  Condensed Consolidated Statements of Operations - for the Three Months
                    Ended March 31, 2009 (unaudited) and 2008 (unaudited)........................................5
                  Statement of Stockholders' Equity - December 31, 2008 and Three Months Ended
                    March 31, 2009...............................................................................6
                  Condensed Consolidated Statements of Cash Flows - for the Three Months Ended
                    March 31, 2009 (unaudited) and 2008 (unaudited)..............................................7
                  Notes to Condensed Consolidated Financial Statements...........................................8
Item 2.           Management's Discussion and Analysis .........................................................12
Item 3            Quantitative and Qualitative Disclosures about Market Risk....................................14
Item 4.           Controls and Procedures.......................................................................14

Part II           Other Information

Item 1.           Legal Proceedings.............................................................................15
Items 1A.         Risk Factors..................................................................................15
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...................................15
Item 3.           Defaults upon Senior Securities...............................................................15
Item 4.           Submission of Matters to a Vote of Security Holders...........................................15
Item 5.           Other Information ............................................................................15
Item 6.           Exhibits .....................................................................................15

Signatures                                                                                                      16


                                     PART I


ITEM 1            FINANCIAL STATEMENTS



                          CARBONICS CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
             AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008


                                                                                            3/31/2009       12/31/2008
                                                                                        ------------------------------
ASSETS
Current Assets:
   Cash .............................................................................   $      62,247    $        --
   Note receivable - related party ..................................................         320,691          386,132
                                                                                        -------------    -------------
      Total current assets ..........................................................         382,938          386,132


TOTAL ASSETS ........................................................................   $     382,938    $     386,132
                                                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

   Accounts payable and accrued expenses ............................................   $     672,698    $     591,511
   Accrued interest .................................................................         477,948          439,870
   Convertible debentures, net of discount ..........................................       2,049,074        2,006,387
   Derivative liability .............................................................       4,650,932       10,310,380
                                                                                        -------------    -------------
      Total current liabilities .....................................................       7,850,652       13,348,148

   TOTAL LIABILITIES ................................................................       7,850,652       13,348,148
                                                                                        -------------    -------------

Preferred stock
   Series C, par $0.001, 1,000,000 shares authorized,
   805,767 issued and outstanding...................................................             806              806
Common stock, par $0.001, 500,000,000 authorized
   133,179,405 and 127,279,405 issued and outstanding, respectively .................         133,179          127,279
Additional paid-in capital ..........................................................     124,962,259      124,963,498
Accumulated deficit .................................................................    (132,563,958)    (138,053,599)
                                                                                        -------------    -------------
   Total stockholders' deficiency ...................................................      (7,467,714)     (12,962,016)
                                                                                        -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ......................................   $     382,938    $     386,132
                                                                                        =============    =============


              The notes to the financial statement are an integral
                           part of these statements.



                          CARBONICS CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

                                                  Three Months Ended   Three Months Ended
                                                             3/31/09              3/31/08
                                                   --------------------------------------

Revenue ........................................   $            --      $            --
                                                   -----------------    -----------------
Operating expenses:
    General and administrative expenses ........              21,882               96,846
     Stock based compensation ..................                --                 90,000
                                                   -----------------    -----------------
      Total operating expenses .................              21,882              186,846
                                                   -----------------    -----------------

Operating loss .................................             (21,882)            (186,846)
                                                   -----------------    -----------------

Other income (expense):
    Gain on fair value of derivative instruments           5,659,448            1,567,573
    Amortization of deferred financing costs and
      debt discount ............................             (47,348)            (152,720)
    Settlement expense .........................             (62,500)                --
    Interest expense ...........................             (38,077)             (37,429)
                                                   -----------------    -----------------
      Total other income (expense) .............           5,511,523            1,377,424

Net income before provision for income taxes ...           5,489,641            1,190,578

Provision for income taxes .....................                --                   --

Net Income .....................................   $       5,489,641    $       1,190,578
                                                   =================    =================

Common share, basic and diluted
income per share from continuing operations ....   $            0.04    $            0.12

Common share, basic and diluted
income per share ...............................   $            0.04    $            0.12
                                                   =================    =================

Weighted average share of common stock
    outstanding, basic and diluted .............         127,607,259            9,937,290
                                                   =================    =================




            The notes to the Consolidated Financial Statement are an
                       integral part of these statements.




                          CARBONICS CAPITAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 2008 AND THREE MONTHS ENDED MARCH 31, 2009



                                                        Series C Preferred Stock            Common Stock
                                                          Shares        Amount          Shares        Amount
                                                     -------------------------------------------------------

Balance, December 31, 2007 .......................       974,140    $       974      9,549,266   $     9,549
                                                     ===========    ===========    ===========   ===========

Issuance of common stock upon conversion of debt .          --             --        9,730,140          9730
Stock issued for services ........................          --             --        3,000,000         3,000
Stock issued for compensation ....................          --             --       10,000,000        10,000
Conversion of Series C Preferred into common stock      (168,373)          (168)    95,000,000        95,000
Forgiveness of affiliate debt ....................          --             --             --            --
Net loss .........................................          --             --             --            --
                                                     -----------    -----------    -----------   -----------

Balance, December 31, 2008 .......................       805,767    $       806    127,279,406   $   127,279
                                                     ===========    ===========    ===========   ===========

Issuance of common stock upon conversion of debt .          --             --        5,900,000         5,900
Net income .......................................          --             --             --            --
                                                     -----------    -----------    -----------   -----------

Balance, March 31, 2009 ..........................       805,767    $       806    133,179,406   $   133,179
                                                     ===========    ===========    ===========   ===========



                                                                                               Total
                                                        Additional       Cumulative    Stockholders'
                                                   Paid-In-Capital          Deficit          Equity
                                                   -------------------------------------------------

Balance, December 31, 2007 .......................   $ 126,524,280    $(128,319,926)   $  (1,785,123)
                                                     =============    =============    =============

Issuance of common stock upon conversion of debt .          53,370             --             63,100
Stock issued for services ........................          87,000             --             90,000
Stock issued for compensation ....................         190,000             --            200,000
Conversion of Series B Preferred into common stock         (94,832)            --               --
Forgiveness of affiliate debt ....................      (1,796,320)            --         (1,796,320)
Net (loss) .......................................            --         (9,733,673)      (9,733,673)
                                                     -------------    -------------    -------------
Balance, December 31, 2008 .......................   $ 124,963,498    $(138,053,599)   $ (12,962,016)
                                                     =============    =============    =============

Issuance of common stock upon conversion of debt .          (1,239)            --              4,661
Net income .......................................            --          5,489,641        5,489,641
                                                     -------------    -------------    -------------

Balance, March 31, 2009 ..........................   $ 124,962,259    $(132,563,958)   $  (7,467,714)
                                                     =============    =============    =============





              The notes to the financial statement are an integral
                           part of these statements.


                          CARBONICS CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

                                                                       Three Months Ended Three Months Ended
                                                                                  3/31/09            3/31/08
                                                                       -------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES

Net income from continuing operations .....................................   $ 5,489,641    $ 1,190,577

Adjustments to reconcile net income to net cash used in operating activities:

   Depreciation ...........................................................          --            5,588
   Amortization of debt discount and deferred financing fees ..............        47,348        152,720
   Stock based compensation ...............................................          --           90,000
   Changes in fair market value of derivatives ............................    (5,659,448)    (1,567,573)


Changes in Assets and Liabilities
   Deposits ...............................................................          --           32,152
   Accounts payable .......................................................        13,233       (254,808)
   Accrued expenses .......................................................        67,955        (83,334)
   Deferred financing fees ................................................          --          (43,946)
   Liabilities to be settled in stock .....................................          --         (407,333)
   Interest payable - related party .......................................          --          196,832
   Interest payable .......................................................        38,077         37,429
                                                                              -----------    -----------
      Net cash used in operating activities ...............................        (3,194)      (651,696)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuances (Repayments) of short-term borrowings ........................        65,441           --
   Proceeds from notes receivable - related party .........................          --          854,168
   Issuance of note receivable ............................................          --             --
   Repayment of notes payable - related party .............................          --         (200,000)
                                                                              -----------    -----------
      Net cash provided by financing activities ...........................        65,441        654,168
                                                                              -----------    -----------

   Net (decrease) increase in cash ........................................        62,247          2,472

   Cash at beginning of period ............................................          --             --
                                                                              -----------    -----------

   Cash at end of period ..................................................   $    62,247    $     2,472
                                                                              ===========    ===========

Supplemental statement of non-cash investing and financing activities:

      Conversion of debentures ............................................   $     4,661         30,300
      Transfer of net assets to related party .............................   $      --        2,203,653


              The notes to the financial statement are an integral
                           part of these statements.


1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

2        NATURE OF OPERATIONS

We develop renewable energy projects that facilitate the more efficient use of carbon in energy supply chains. Our development activities during 2009 primarily involved evaluation of a number of different chemical and other technologies designed to separate carbon dioxide from exhaust for conversion into value-added carbonaceous products.

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

3        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of ($132,563,958)at March 31, 2009. As of March 31, 2009 the Company's current liabilities exceeded current assets by $7,467,715. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet as of March 31, 2009 for cash equivalents, accounts receivable, other receivables, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. It was not practical to estimate the fair value of the convertible debt due to the nature of these items. These estimates would be based on the carrying amounts, maturities, effective interest rates and volatility of the Company's stock. The Company does not believe it is practical due to the significant volatility of the Company's stock.

Fair value estimates are made at a specific point in time, based on the terms of the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

The Company adopted SFAS 157 on January 1, 2008. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

The following table presents the embedded derivative, the Company's only financial assets measured and recorded at fair value on the Company's Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2009:

                                                 Fair Value
As of March 31, 2009              Level 1    Level 2      Level 3         Total
                                  ---------------------------------------------
Embedded derivative liabilities    $ --      $ --     $ 4,650,932   $ 4,650,932

The following table reconciles, for the three months ended March 31, 2009, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded derivative at December 31, 2007 .......   $  1,781,903
Loss on fair value adjustments to embedded derivatives ....      8,528,477
                                                              ------------
Balance of embedded derivatives at December 31, 2008 ......     10,310,380
Gain on fair value adjustments to embedded derivatives.....     (5,659,448)
                                                              ------------
Balance at March 31, 2009 .................................   $  4,650,932
                                                              ============

The valuation of the derivatives are calculated using a complex binomial pricing model that is based on changes in the volatility of our shares, our stock price, the probability of a reduction in exercise and conversion price, and the time to conversion of the related financial instruments. See Note 6 for more information on the valuation methods used.

DEFERRED FINANCING COSTS AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs paid or warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, fair value of the derivative conversion feature, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. On April 2, 2007, YA Global Investment, LP declared certain debentures to be in default (See Note 5). As a result, deferred financing fees related to these debentures were deemed to be permanently impaired and were written off to amortization expense.

Amortization expense related to discounts was $47,348 for the three months ended March 31, 2009.

5        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of March 31,:

Current portion of convertible debentures:

Convertible debenture payable from CICS to YAGI issued October 2005      $   602,907
Convertible debenture payable from CICS to YAGI issued June 2007             570,000
Convertible debenture payable from CICS to YAGI issued February 2006       1,112,908
Note discounts                                                              (236,741)
                                                                         -----------
     Total current convertible debentures                                $ 2,049,074
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

In addition, Carbonics issued to YAGI a warrant to purchase 500,000 shares of Carbonics Capital's common stock at $1.00 per share. The value of the warrant was calculated to be $570,000 at the time of the issuance using the guidance found in APB Opinion 14, "Accounting for Convertible Debt and Debt issued with Detachable Stock Purchase Warrants" and was recorded as a discount. The discount is amortized to interest expense over the term of the loan using the effective interest method of amortization. During the three months ended March 31, 2009 and 2008, interest expense from accretion of the debt discount was $47,348 and $152,720, respectively.

On January 25, 2008, a financing was completed that resulted in Carbonics becoming the guarantor of the debts of several of its former affiliates. The beneficiary of the guarantees was YA Global Investments, LP ("YAGI"), which committed to extend credit to those affiliates. As of March 31, 2009, the outstanding principal and accrued interest of the debt was $48,406,629.

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

6        DERIVATIVES

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the conversion features associated with the convertible debentures are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. The Company has recognized the embedded derivatives as a liability at the date the debentures were issued.

During the three months ended March 31, 2009 and 2008, the change in the fair value of the derivative resulted in an accounting gain of $5,659,448 and $1,567,573, respectively. As of March 31, 2009, the fair value of the derivative liabilities was $4,650,932.

7        RELATED PARTY TRANSACTIONS

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

On January 25, 2008, a financing was completed that resulted in Carbonics becoming the guarantor of the debts of several of its former affiliates. The beneficiary of the guarantees was YA Global Investments, LP ("YAGI"), which committed to extend credit to those affiliates. As of March 31, 2009, the outstanding principal and accrued interest of the debt was $48,406,629.

8        SUBSEQUENT EVENTS

On May 4, 2009, the Superior Court of the State of California entered a default against the Company in the amount of $62,500. Golden State Equity Investors, Inc. alleged claims against the Company in which they asserted a cause of action for breach of contract regarding a Settlement Agreement dated July 9, 2008. The Company has recorded this default amount effective January 1, 2009.

ITEM 2          MANAGEMENT DISCUSSION AND ANALYSIS

We develop renewable energy projects that facilitate the more efficient use of carbon in energy supply chains. Our development activities during 2009 primarily involved evaluation of a number of different chemical and other technologies designed to separate carbon dioxide from exhaust for conversion into value-added carbonaceous products.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

There were no revenues from continuing operations for the three months ended March 31, 2009 and 2008.

Cost of Revenues

There was no cost of revenues for the three months ended March 31, 2009 and 2008.

General and Administrative Expenses Operating Expenses

General and administrative expenses during the three months ended March 31, 2009 totaled $21,882 with $0 related to stock based compensation. In the comparable period of the prior year, general and administrative expenses totaled $186,846 with $90,000 related to stock based compensation. General and administrative expenses during the three months ended March 31, 2009 primarily consisted of legal fees and office related expenses.

Interest Expense

Interest expense for the three months ended March 31, 2009 was $38,077, and $37,429 for the same period in 2008.

Gain Associated with Derivative Instruments

As of March 31, 2009, Carbonics Capital had several convertible debentures due to YA Global Investments, LP. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock the change in the derivative liability and the resulting gain or loss is usually material to our results. The total principal amount on our convertible debentures due to YA Global was $2,285,815. The balance was $2,049,074 net of the $236,741 note discount as of March 31, 2009. For the three months ended March 31, 2009 and 2008, we recognized a gain for the change in fair value of the derivative of $5,659,448 and $1,567,573 for these debentures. The derivative liability as of March 31, 2009 was $4,650,932.

Net Income

Net income for the three months ended March 31, 2009 was $5,489,641 as compared to a net income of $1,190,578 from the same period in 2008.

Liquidity and Capital Resources

The Company had $7,850,652 in current liabilities at March 31, 2009, and may need to obtain additional financing to satisfy these obligations.

Our primary sources of liquidity are cash provided by and financing activities. For the three months ended March 31, 2009, net cash used in our operating activities was $3,194 as compared to $651,696 used in the three months ended March 31, 2008. The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of proceeds from issuance of debt and common stock. The Company plans to fund ongoing operations during 2009 with a combination of proceeds from the issuance of debt and equity as well as the repayment to the Company of loans receivable and other amounts due.

Cash Flows

Our operating activities during the three months ended March 31, 2009 used $3,194 in cash. At March 31, 2009, accounts payable and accrued expenses totaled $672,699. At March 31, 2009 the Company had $62,247 in cash. For the three months ended March 31, 2009, investing activities used $0 in cash, and cash from financing activities provided $65,442. The Company had a working capital deficit of $7,467,715 at March 31, 2009, which includes derivative liabilities of $4,650,932 and convertible debentures of $2,049,074, net of discounts.

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

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements in conformity with GAAP. Management determined that at March 31, 2009, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company's financial reporting requirements. As a result, Management concluded that the Company's disclosure controls and procedures were not effective at March 31, 2009.

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

None.

ITEM 1A  RISK FACTORS

Not  Applicable.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS

INDEX TO EXHIBITS

Exhibit
Number            Description
-----------------------------

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


CARBONICS CAPITAL CORPORATION

                /S/      KEVIN KREISLER
                -----------------------
By:                      KEVIN KREISLER
                         Chairman and Chief Executive Officer
Date:                    May 20, 2009

                /S/      JACQUELINE FLYNN
                -------------------------
By:                      JAQUELINE FLYNN
                         Chief Financial Officer
Date:                    May 20, 2009