Form 10-Q
period 2009-06-30
CARBONICS CAPITAL CORP
filed 2009-08-19
CIK 1102414

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                    FORM 10-Q
                            -------------------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2009

                          COMMISSION FILE NO.: 0-28887



                          CARBONICS CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


--------------------------------------------------------------------------------
Delaware                                                             22-3328734
(State of other jurisdiction of                                    IRS Employer
incorporation or organization)                               Identification No.)


--------------------------------------------------------------------------------
One Penn Plaza, Suite 1612, New York, New York                           10119
(Address of principal executive offices)                             (Zip Code)

                                 (212) 994-5374
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)



Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes __ No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer               Accelerated filer
                         ---                                  ---
Non-accelerated filer                 Small reporting company  X
                         ---                                  ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X

The number of outstanding shares of common stock as of August 19, 2009 was 416,927,937.

                          CARBONICS CAPITAL CORPORATION
                          QUARTERLY REPORT ON FORM 10Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2009

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information

Item 1.           Financial Statements ..........................................................................3
                  Condensed Consolidated Balance Sheet - June 30, 2009 (unaudited)
                    and December 31, 2008........................................................................4
                  Condensed Consolidated Statements of Operations - for the Three and Six Months
                    Ended June 30, 2009 (unaudited) and 2008 (unaudited).........................................5
                  Statement of Stockholders' Equity - December 31, 2008 and Six Months
                    Ended June 30, 2009..........................................................................6
                  Condensed Consolidated Statements of Cash Flows - for the Six Months
                    Ended June 30, 2009 (unaudited) and 2008 (unaudited).........................................7
                  Notes to Condensed Consolidated Financial Statements...........................................8
Item 2.           Management's Discussion and Analysis .........................................................12
Item 3            Quantitative and Qualitative Disclosures about Market Risk....................................14
Item 4.           Controls and Procedures.......................................................................14

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



[OBJECT OMITTED]

                                     PART I


ITEM 1            FINANCIAL STATEMENTS

                          CARBONICS CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
        AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (RESTATED)
                                                                                      6/30/2009       12/31/2008
                                                                                  ------------------------------
ASSETS
Current Assets:

   Cash .......................................................................   $     100,623    $        --
   Accounts receivable, net of allowance for doubtful accounts of $3,094 and $0         226,738             --
   Inventory ..................................................................         141,872             --
   Note receivable - related party ............................................         378,111          386,132
   Prepaid expenses ...........................................................          45,667             --
                                                                                  -------------    -------------
      Total current assets ....................................................         893,010          386,132

   Equipment, net of accumulated depreciation of $8,708 .......................          21,097             --
      Idle property, plant and equipment held for use .........................       1,299,365             --

Other Assets:

   Construction in progress ...................................................         554,720             --
   Restricted cash ............................................................         468,935             --
   Deferred financing fees, net ...............................................            --               --
   Notes receivable, noncurrent ...............................................         525,000             --
                                                                                  -------------    -------------
      Total other assets ......................................................       1,548,655             --
                                                                                  -------------    -------------

TOTAL ASSETS ..................................................................   $   3,762,127    $     386,132
                                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

   Accounts payable and accrued expenses ......................................   $   2,320,503    $     591,511
   Accrued interest ...........................................................       1,238,433          439,870
   Accrued interest - related party ...........................................          11,212             --
   Deferred grant revenue .....................................................          24,083             --
   Note payable ...............................................................       2,417,451             --
   Note payable - related party ...............................................         106,148             --
   Convertible debentures - related party .....................................         597,823             --
   Convertible debentures .....................................................      12,623,949        9,178,820
   Current maturities of long term debt .......................................         185,941             --
                                                                                  -------------    -------------
      Total current liabilities ...............................................      19,525,542       10,210,201

   Long term debt net of current maturities ...................................         952,272             --
                                                                                  -------------    -------------

      TOTAL LIABILITIES .......................................................      20,477,814       10,519,001
                                                                                  -------------    -------------


Preferred stock
Series C, par $0.001, 1,000,000 shares authorized, 805,767 issued
   and outstanding ............................................................             806              806
Common stock, par $0.001, 500,000,000 authorized
   187,938,551 and 127,279,405 issued and outstanding, respectively ...........         187,938          127,279
Additional paid-in capital ....................................................     118,357,712      128,559,537
Accumulated deficit ...........................................................    (135,262,145)    (138,511,691)
                                                                                  -------------    -------------
   Total stockholders' deficiency .............................................     (16,715,688)      (9,824,069)
                                                                                  -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ................................   $   3,762,127    $     386,132
                                                                                  =============    =============


              The notes to the financial statement are an integral
                           part of these statements.



                          CARBONICS CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)
                                                                      Three Months Ended                  Six Months Ended
                                                                               (Restated)                       (Restated)
                                                                6/30/09          6/30/08          6/30/09          6/30/08
                                                          -------------     -------------    -------------     ------------

Revenue ...............................................   $     785,932    $   2,523,489    $   1,637,830    $   6,183,443
Cost of revenues ......................................         981,007        2,339,926        1,977,013        5,601,729
                                                          -------------    -------------    -------------    -------------
                                                               (195,075)         183,563         (339,184)         581,714

Operating expenses:
   General and administrative expenses ................         194,127          248,907          580,513          724,359
   Selling expenses ...................................          15,792            7,897           16,191           34,459
   Stock based compensation ...........................            --            200,000             --            245,000
                                                          -------------    -------------    -------------    -------------
     Total operating expenses .........................         209,919          456,804          596,704        1,003,818
                                                          -------------    -------------    -------------    -------------

Operating loss ........................................        (404,995)        (273,242)        (935,887)        (422,104)
                                                          -------------    -------------    -------------    -------------

Other income (expense):
   Interest income ....................................          28,042             --             28,134             --
   Interest income - related party ....................          49,315             --             49,315             --
   Other income/expense ...............................             200            1,906            1,707            9,556
   Loss on sale of equipment ..........................         (13,455)            --            (14,005)            --
   Grant income .......................................          (2,615)            --             59,563             --
   Amortization of deferred financing costs and
     debt discount ....................................            --               (250)         (46,712)            (500)
   Settlement expense .................................            --               --            (62,500)            --
   Costs related to conversion features ...............        (342,032)            --           (342,032)            --
   Costs related to conversion features - related party        (372,138)            --           (372,138)            --
   Change in fair value of  conversion features .......       5,183,296       (2,528,363)      5, 183,296       (2,528,363)
   Interest expense - related party ...................         (61,075)            --            (61,075)            --
   Interest expense ...................................        (133,474)        (135,890)        (238,119)        (287,325)
                                                          -------------    -------------    -------------    -------------
     Total other income (expense) .....................       4,336,064       (2,662,597)       4,185,434       (2,806,632)

Income (loss)  before provision for income taxes ......       3,931,069       (2,935,839)       3,249,547       (3,228,735)

Provision/benefit for income taxes ....................            --               --               --               --
                                                          -------------    -------------    -------------    -------------

Net Income (Loss) .....................................   $   3,931,069    $  (2,935,839)   $   3,249,547    $  (3,228,735)
                                                          =============    =============    =============    =============

Earnings (loss) per share, basic ......................   $        0.02    $       (0.03)   $        0.02    $       (0.03)
                                                          =============    =============    =============    =============

Earnings (loss) per share, dilutive ...................   $        0.01   $       (0.03)    $        0.01    $       (0.03)
                                                          =============    =============    =============    =============
Weighted average share of common stock
   outstanding, basic .................................     154,423,038       95,802,303      140,586,425       95,802,303
                                                          =============    =============    =============    =============

Weighted average shares of common stock
     outstanding, dilutive ............................     500,000,000       95,802,303      500,000,000       95,802,303
                                                          =============    =============    =============    =============


             The notes to the condensed financial statements are an
                       integral part of these statements.

                                       5

                          CARBONICS CAPITAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEAR ENDED DECEMBER 31, 2008 AND SIX MONTHS ENDED JUNE 30, 2009

                                                             Series C  Preferred Stock            Common Stock
                                                          --------------------------------------------------------
                                                               Shares         Amount         Shares         Amount

Balance, December 31, 2007 ............................       974,140    $       974      9,549,266   $     9,549
                                                          ===========    ===========    ===========   ===========

Issuance of common stock upon conversion of debt ......          --             --        9,730,140         9,730
Stock issued for services .............................          --             --        3,000,000         3,000
Stock issued for compensation .........................          --             --       10,000,000        10,000
Conversion of Series C Preferred into common stock ....      (168,373)          (168)    95,000,000        95,000
Forgiveness of affiliate debt .........................          --             --             --            --
Restatement-recapitalization from acquisition of entity
under common control ..................................          --             --             --            --
Net loss ..............................................          --             --             --            --
                                                          -----------    -----------    -----------   -----------

Balance, December 31, 2008 (restated) .................       805,767    $       806    127,279,406   $   127,279
                                                          ===========    ===========    ===========   ===========

Issuance of common stock upon conversion of debt ......          --             --       60,659,145        60,659
Acquisition of entity under common control ............          --             --             --            --
Net income ............................................          --             --             --            --
                                                          -----------    -----------    -----------   -----------

Balance, June 30, 2009 ................................       805,767    $       806    187,938,551   $   187,938
                                                          ===========    ===========    ===========   ===========

                                                                                                       Total
                                                              Additional        Accumulated    Stockholders'
                                                         Paid-In-Capital            Deficit           Equity
                                                         ---------------------------------------------------

Balance, December 31, 2007 ............................   $  126,524,280    $ (128,319,926)   $   (1,785,123)
                                                          ==============    ==============    ==============

Issuance of common stock upon conversion of debt ......          109,770              --             119,500
Stock issued for services .............................           87,000              --              90,000
Stock issued for compensation .........................          190,000              --             200,000
Conversion of Series B Preferred into common stock ....          (94,832)             --                --
Forgiveness of affiliate debt .........................       (1,796,320)             --          (1,796,320)
Restatement-recapitalization from acquisition of entity
under common control ..................................        3,539,639        (3,539,639)             --
Net (loss) ............................................             --          (6,652,126)       (6,652,126)
                                                          --------------    --------------    --------------
Balance, December 31, 2008 (restated) .................   $  128,559,537    $ (138,511,691)   $   (9,824,069)
                                                          ==============    ==============    ==============

Issuance of common stock upon conversion of debt ......           17,235              --              77,894
Acquisition of entity under common control ............      (10,219,060)             --         (10,219,060)
Net income ............................................             --           3,249,547         3,249,547
                                                          --------------    --------------    --------------
Balance, June 30, 2009 ................................   $  118,357,712    $ (135,262,144)   $  (16,715,688)
                                                          ==============    ==============    ==============


             The notes to the condensed financial statements are an
                       integral part of these statements.



                          CARBONICS CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)
                                                                                                        (Restated)
                                                                              Six Months Ended    Six Months Ended
                                                                                       6/30/09             6/30/08
                                                                              ------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income from continuing operations ..........................................   $ 3,249,547    $ (3,228,735)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization ..................................................        88,387           --
Inventory reserve ..............................................................        72,027           --
Bad debt expense ...............................................................         3,766           --
Change in fair value of conversion liabilities .................................    (5,183,296)     2,528,363
Recognition and accretion of conversion liabilities ............................       714,170           --
Accretion of interest income to note receivable principal ......................       (25,000)          --
Loss on sale ofequipment .......................................................        14,005           --
Changes in Assets and Liabilities
   Accounts receivable .........................................................       (80,318)          --
   Inventory ...................................................................     1,344,119           --
   Prepaid expenses ............................................................        23,842           --
   Accounts payable and accrued expenses .......................................      (253,931)        130,880
   Accrued interest ............................................................       138,103           --
   Deferred revenue ............................................................       (83,242)          --
                                                                                   -----------    -----------
      Net cash provided by (used in) operating activities ......................        22,180       (569,492)
                                                                                   -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES

   Cash placed under restrictions ..............................................      (261,751)          --
   Cash acquired from acquisition ..............................................       266,605           --
   Proceeds from sale of equipment..............................................        50,000           --
   Proceeds from related party receivable ......................................         8,021           --
   Project development costs ...................................................          --             --
   Additions to and acquisition of property, plant and equipment ...............          (860)          --
                                                                                   -----------    -----------
      Net cash provided by investing activities ................................        62,014           --
                                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Issuances (Repayments) of long-term debt ....................................        (8,006)       (66,203)
   Advances from related party .................................................        24,435        828,940
   Proceeds from convertible debenture .........................................          --           10,548
   Repayment of note receivable - related party ................................          --         (200,000)
                                                                                   -----------    -----------
      Net cash provided by financing activities ................................        16,429        573,285
                                                                                   -----------    -----------

   Net (decrease) increase in cash .............................................       100,623          3,793

   Cash at beginning of period .................................................          --           (3,793)
                                                                                   -----------    -----------

   Cash at end of period .......................................................   $   100,623    $      --
                                                                                   ===========    ===========

Supplemental statement of non-cash investing and financing activities:

Conversion of debentures .......................................................   $    40,368         30,300
Transfer of net assets to related party ........................................   $      --        2,203,653
Stock based compensation .......................................................   $      --          245,000
Increase  in related party note due to expenses paid on behalf  of related party   $      --          477,407
Decrease  in related party note due to expenses paid on behalf of related party    $      --           14,173
Forgiveness of amount owed to related party ....................................   $      --        2,000,000
Note receivable for convertible debt ...........................................   $   500,000           --
Debt Convertions into common stock ............................................    $    37,526           --
Cancellation of accounts payable ..............................................    $   926,739           --
Assumption of accounts payable under convertible debt .........................    $   285,185           --

             The notes to the condensed financial statements are an
                       integral part of these statements.


1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

ACQUISITION

Sustainable Systems, Inc.

Effective June 30, 2009, GS AgriFuels Corporation and Carbonics Capital Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics acquired 100% of the stock of Sustainable Systems, Inc. ("Culbertson") from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels' indebtedness to YA Global Investments, L.P. ("YAGI"), plus any and all obligations of GS AgriFuels that may be in effect in relation to the acquisition by sellers of Culbertson (the "Purchase Obligations"). In connection with this Agreement, Carbonics issued an amended and restated convertible debenture to YAGI for $4,000,000 due on December 31, 2011. The Purchase Obligations pertain to the
2007 acquisition by GS AgriFuels of Culbertson and include $3,804,287 in convertible debentures and $1,017,451 in notes payable to the prior owners of Culbertson, plus accrued interest thereon. The terms of the relevant acquisition agreements with said prior owners are in default and the relevant acquisition agreements are currently the subject of a litigation initiated by GS AgriFuels against the prior owners. Carbonics has assumed all rights and obligations of GS AgriFuels pertaining to these agreements and this litigation. The financial results of this subsidiary are included in the combined results of operations for the three and six ended June 30, 2009 in accordance with Statement on Financial Accounting Standards No. 141(R), Appendix D, for acquisitions of entities under common control.

2        NATURE OF OPERATIONS

Carbonics Capital Corporation ("we," "our," "us," "Carbonics," or the "Company") was founded to recycle carbon dioxide into value-added products.

Our development activities during 2009 have primarily involved evaluation of a number of different biological, chemical and other technologies designed to recycle carbon dioxide into value-added products. Our strategic plan also involves the acquisition of accretive assets and cash flows that are strategic to our technology development efforts. We are currently evaluating a number of qualified opportunities that produce the raw materials needed for our technologies, or that have the infrastructure we need to scale our technologies, or that have the ability to refine the products we produce with our technologies into finished goods. Our plan in this respect is to leverage the targeted assets and cash flows to defray our technology and financing risk as we commercialize our technologies.

3        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of ($135,262,145) at June 30, 2009. As of June 30, 2009 the Company's current liabilities exceeded current assets by $18,632,532. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

4        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The financial statements for the periods ended June 30, 2009 and 2008 have been consolidated to include the accounts of the Company and its subsidiaries.

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

FINANCIAL INSTRUMENTS

The Company accounted for the convertible debentures in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares.

5        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of June
30, 2009:

Current portion of notes payable and long term debt:                                    6/30/2009
                                                                                     ---------------
Current portion of installment debt payable from Culbertson                          $     1,400,000
Purchase obligations from CICS to Culbertson sellers                                       1,017,451
Mortgages and other term notes                                                               185,941
                                                                                     ---------------
     Total current portion of notes payable and long term debt                       $     2,603,392
                                                                                     ===============
Long-term debt, net of current maturities:
Notes payable from CICS to Montana Dept of Agriculture                               $       124,052
Notes payable from CICS to Great Northern Development                                        828,220
                                                                                     ---------------
         Total long term debt                                                        $       952,272
                                                                                     ===============
Current portion of convertible debentures:

Convertible debenture payable to YAGI issued October 2005                            $     1,205,814
Convertible debenture payable to YAGI issued June 2007                                       633,333
Convertible debenture payable to YAGI issued February 2006                                 2,113,134
Convertible debenture payable to YAGI issued June 2009                                     4,000,000
Convertible debenture payable to Sustainable Systems sellers                               1,902,140
Convertible debenture payable to Sustainable Systems sellers                               1,902,147
Convertible debenture payable to Minority Interest Fund (II), LLC                            225,685
Conversion liability to Minority Interest Fund (II), LLC                                     372,138
Convertible debenture payable to RAKJ issued April 2009                                       77,941
Convertible debenture payable to Blackfield issued April 2009                                789,440
                                                                                     ===============
     Total current convertible debentures                                            $    13,221,772
                                                                                     ===============

CONVERTIBLE DEBENTURES

As of June 30, 2009, the Company had convertible debentures payable to Minority Interest Fund (II), LLC ("MIF") in an aggregate amount of $1,225,685 (the "MIF Debentures"). The MIF Debentures include $223,185 in debt due to various third parties that was assumed by MIF on April 1, 2009, $62,500 assumed by MIF on May 5, 2009, less $60,000 assigned to RAKJ Holdings, Inc. (see below). The MIF Debentures also include an additional debenture issued on April 1, 2009 in the amount of $1,000,000 (the "MIF Debenture") in return for a promissory note issued by MIF to the Company in the amount of $1,000,000 (the "MIF Note"). The MIF Note bears interest at the rate of 20% per year and matures on December 31, 2010. The MIF Debentures bear interest at a rate of 20% per year and mature on December 31, 2010. MIF is entitled to convert the accrued interest and principal of $225,685of the MIF Debentures into common stock of the Company at a conversion price of $0.001 per share, and the remaining $1,000,000 of the MIF
Debentures at a rate equal to 60% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. The MIF Note has been recorded net of the MIF Debenture as of June 30, 2009 given the presumed right of offset accorded to related parties. The interest receivable due under the MIF Note has also been presented net of the interest payable due under the MIF Debenture. The Company determined the value of the MIF Debenture at April 1, 2009 to be $1,362,732, which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall be increased from its present value of $362,732 at April 1, 2009 to its estimated settlement amount of $428,571 at December 31, 2010. As of June 30, 2009, an expense of $9,406 has been recorded as interest expense for the accretion of the discount on the convertible note payable, thereby increasing the carrying value of the MIF Debenture to $372,138 at June 30, 2009. On May 7, 2009, $60,000 of the principal amount due under the MIF Debentures was assigned to RAKJ Holdings, Inc. (see below). For the six months ended June 30, 2009, interest income of $49,315 and interest expense of $61,075 for the MIF Debentures were incurred. The managing member of MIF is a relative of the Company's chairman.

On April 1, 2009, the Company issued Blackfield, LLC ("Blackfield") a convertible debenture in the amount of $500,000 (the "Blackfield Debenture") in return for a promissory note issued by Blackfield to the Company in the amount of $500,000 (the "Blackfield Note"). The Blackfield Note bears interest at the rate of 20% per year and matures on December 31, 2010. The balance due under the Blackfield Note at June 30, 2009 was $500,000 and the interest receivable balance was $25,000. The principal and accrued interest for the Blackfield Note and Blackfield Debenture have been presented as of June 30, 2009, at their face value, without offset. The Company issued no shares of common stock to Blackfield upon the conversion of debt during the quarter ended June 30, 2009. The Blackfield Debenture is convertible into Company common stock at a rate equal to 60% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. The Company determined the value of the Blackfield Debenture at April 1, 2009 to be $782,125 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall be increased from its present value of $282,125 at April 1, 2009 to its estimated settlement amount of $333,333 at December 31, 2010. As of June 30, 2009, an expense of $7,315 has been recorded as interest expense for the accretion of the discount on the convertible note payable, thereby increasing the carrying value of the Blackfield Debenture to $789,440 at June 30, 2009. For the six months ended June 30, 2009, interest income of $25,000 and interest expenses of $24,932 for the Blackfield Debentures were incurred.

The balance of convertible debt due to RAKJ Holdings, Inc. ("RAKJ") as of June 30, 2009 was $77,941 (the "RAKJ Debenture"). The Company issued 24,759,146 shares of common stock to RAKJ, upon the conversion of $18,500 in debt during the quarter ended June 30, 2009. The RAKJ Debenture is convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. The Company determined the value of the RAKJ Debenture at April 1, 2009 to be $110,782 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall be increased from its present value of $50,782 at April 1, 2009 to its estimated settlement amount of $120,000 at December 31, 2010. As of June 30, 2009, an expense of $1,317 has been recorded as interest expense for the accretion of the discount on the convertible note payable, thereby, increasing the carrying value of the RAKJ Debenture. Conversely, the carrying value was decreased during the period for the conversions into common stock. For the six months ended June 30, 2009 interest expenses of $2,518 for the RAKJ Debenture were incurred.

The Company accounted for each of the MIF Debenture, the Blackfield Debenture and the RAKJ Debenture in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS
150), as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company's common shares.

On August 14, 2008, the Company and YA Global Investments, L.P. ("YAGI") agreed to extend the maturity date of the following secured convertible debentures previously issued to YAGI to December 31, 2011: that certain convertible debenture dated October 12, 2005 in the original principal amount of $1,475,000; that certain convertible debenture dated February 8, 2006 in the original principal amount of $3,050,369; and, that certain convertible debenture dated June 26, 2007 in the original principal amount of $570,000. The current balance due against these debentures was $2,268,608 as of June 30, 2009. Each debenture provides for interest in the amount of 12% per annum and are convertible at the lesser of $0.60 or 90% of the lowest closing bid price of Carbonics' common stock during the 30 trading days immediately preceding the conversion date.

Effective June 30, 2009, the Company and GS AgriFuels Corporation entered into a Stock Purchase Agreement pursuant to which the Company acquired 100% of the stock of Sustainable Systems, Inc. ("Culbertson") from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels' indebtedness to YA Global Investments, L.P. ("YAGI"), plus any and all obligations of GS AgriFuels that may be in effect in relation to the acquisition by Seller of Culbertson (the "Purchase Obligations"). In connection with this Agreement, the Company issued an amended and restated convertible debenture to YAGI for $4,000,000 due on December 31, 2011. This debenture provides for interest in the amount of 12% per annum and is convertible at the lesser of the fixed conversion price of $0.01 or 90% of the lowest daily volume weighted average price of Carbonics' common stock during the 20 trading days immediately preceding the conversion date.

The Purchase Obligations (noted in the preceding paragraph) pertain to the 2007 acquisition by GS AgriFuels of Culbertson and include $3,804,287 in convertible debentures and $1,017,451 in notes payable to the prior owners of Culbertson. The terms of the relevant acquisition agreements with the prior owners are in default and are currently the subject of a litigation initiated by GS AgriFuels against the prior owners. The Company has assumed all rights and obligations of GS AgriFuels pertaining to these agreements and this litigation.

The Company accounted for the YAGI Debenture dated October 12, 2005 in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 10 Restatement of Prior Years Financials, below). The Company determined the value of the YAGI Debenture at December 31, 2008 to be $3,014,535 which represented the face value of the debenture plus the present value of the $2,411,628 conversion feature. As of June 30, 2009, income of $1,808,721 has been recorded from a reduction in the fair value of the conversion feature on the convertible note payable, thereby, decreasing the carrying value of the YAGI Debenture to $1,205,814 at June 30, 2009.

The Company accounted for the YAGI Debenture dated February 8, 2006 in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 10 Restatement of Prior Years Financials, below). The Company determined the value of the YAGI Debenture at December 31, 2008 to be $5,587,845 which represented the face value of the debenture plus the present value of the $4,470,276 conversion feature. As of June 30, 2009, income of $3,374,575 has been recorded from a reduction in the fair value of the conversion feature on the convertible note payable, thereby, decreasing the carrying value of the YAGI Debenture to $2,113,134 at June 30, 2009.

The Company accounted for the YAGI Debenture dated October 12, 2005 in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 10 Restatement of Prior Years Financials, below). The Company determined the value of the YAGI Debenture at December 31, 2008 to be $632,840 which represented the face value of the debenture plus the present value of the $62,840 conversion feature. As of June 30, 2009, an expense of $493 has been recorded as interest expense for the accretion of the discount on the convertible note payable, thereby, increasing the carrying value of the YAGI Debenture to $633,333 at June 30, 2009.

NOTES PAYABLE

Secured Promissory Note

In December 2008, Sustainable Systems ("Culbertson") and Anchor Light, LP entered into a Secured Promissory Note in the amount of $1,400,000. Under the agreement, the Anchor Light note accrues interest at a rate of 13.5% per annum. Monthly payments consist of all accrued interest on the unpaid balance with a final balloon payment plus any accrued unpaid interest due when the note matures on December 4, 2009. This note is secured by an interest in all the assets of Culbertson including the accounts receivable. For the six months ended June 30, 2009, interest expense of $47,775 was accrued. As of June 30, 2009, the total principal balance on this note was $1,400,000. While the regular payments due under the Anchor Light note were fully paid as of June 30, 2009, the Anchor Light note was in default as of that date due to the inventory liquidation (see
Note 7, Commitment and Contingencies, below). The Company is currently engaged in discussions with Anchor Light relative to the restructuring of this note.

Term Notes

Culbertson has various notes payable with two other lenders. Culbertson has signed three notes payable with the Montana Department of Agriculture totaling $124,052. These notes were issued by the Montana Agriculture Development Council under Return On Investment Agreements, numbers 0250714, 0350764, and 0450785. A return on investment (ROI) pursuant to these agreements is an award of money with the expectation that all or a part of the money will be repaid after a deferral period. No payments are required, and no interest is accrued during the initial time period. After the deferral period, the award recipient repays the investment plus interest over a remaining period (up to seven years). As of December 31, 2005, all three notes were in the deferral period with expected deferral of interest and payments until February 2006. The deferral periods were subsequently extended and the notes were further modified with regard to interest and subordination. ROI note number 0450785 is secured by a lien on specific equipment including pumps, blending vessels, storage bins and a solvent recovery system. All notes accrue interest at the rate of 3.2% per annum with payments of principal and interest beginning March 6, 2011. The notes are secured by an interest in various equipment including eleven pumps and a solvent recovery system. For the six months ended June 30, 2009, interest expense of $1,035 for these obligations was incurred and accrued.

Culbertson has signed four notes with Great Northern Development. . Three of the notes totaling $393,780 at June 30, 2009 accrue interest at the rate of 6% per annum. The payment terms for the notes are as follows: the $10,206 and $116,599 notes are to be paid off with 180 monthly payments beginning December 15, 2005 with a maturity date of November 15, 2020 and the $266,975 note is to be paid off with 120 monthly payments beginning March 15, 2006 with a maturity date of January 15, 2016; the monthly payments on this note are $1,800 per month from April 2007 to March 2008 and then $3,300 thereafter. The fourth note for $615,781 (as of June 30, 2009) accrues interest at the rate of 5% per annum with payments of principal only through November 2007 and principal and interest payments until the maturity date of November 15, 2010; the monthly payments on this note are $7,500 during 2007, $10,000 during 2008; $5,000 during 2009 and
$17,302 thereafter. For the six months ended June 30, 2009, interest expense of $13,567 for these obligations was incurred. The principal balance of these notes at June 30, 2009 was $1,009,561.

6        RELATED PARTY TRANSACTIONS

Effective June 30, 2009, the Company and GS AgriFuels Corporation entered into a Stock Purchase Agreement pursuant to which the Company acquired 100% of the stock of Sustainable Systems, Inc. ("Culbertson") from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels' indebtedness to YA Global Investments, L.P. ("YAGI"), plus any and all obligations of GS AgriFuels that may be in effect in relation to the acquisition by Seller of Culbertson (the "Purchase Obligations"). The Purchase Obligations pertain to the 2007 acquisition by GS AgriFuels of Culbertson and include $3,804,287 in convertible debentures and $1,017,451 in notes payable to the prior owners of Culbertson. The terms of the relevant acquisition agreements with the prior owners are in default and are currently the subject of a litigation initiated by GS AgriFuels against the prior owners. The Company has assumed all rights and obligations of GS AgriFuels pertaining to these agreements and this litigation. GS AgriFuels is a subsidiary of GreenShift Corporation, which company is majority owned by the Company's majority shareholder, Viridis Capital, LLC.

Minority Interest Fund (II), LLC ("MIF") is party to certain convertible debentures issued by the Company (see Note 5, Convertible Debentures, above). The managing member of MIF is a relative of the Company's chairman.

7        COMMITMENTS AND CONTINGENCIES

On May 4, 2009, the Superior Court of the State of California entered a default against the Company in the amount of $62,500. Golden State Equity Investors, Inc. alleged claims against the Company in which they asserted a cause of action for breach of contract regarding a Settlement Agreement dated July 9, 2008. The Company has recorded this default amount effective January 1, 2009.

The Company's Culbertson oilseed processing facility did not receive a line of credit for 2008 crop purchases, voluntarily surrendered its commodity dealers license and, on April 27, 2009, entered into a settlement agreement with the states of Montana and North Dakota pertaining to outstanding payments due for purchase of oilseeds during 2008 that were contracted at rates far greater than current oilseed values. Culbertson had previously negotiated with two separate banks to receive working capital financing sufficient to service these obligations. Neither bank was able to close due to strain in the prevailing commodity and financial markets. Culbertson has accordingly idled its operations pending liquidation by the Montana Department of Agriculture of Culbertson's inventories to satisfy the oilseed payables. Culbertson is permitted to reacquire its commodity license upon the completion of sufficient working capital and equity financing to operate. The liquidation of Culbertson's inventory is ongoing and is expected to be complete during the third quarter 2009. Approximately $1,216,136 was due to growers who had delivered seed, of which amount $950,723 had been paid as of July 17, 2009.

On June 26, 2009, the Company appointed Paul T. Miller, PhD to the position of president and chief executive officer.

8        ACQUISITION

The Company follows Appendix D of SFAS No. 141(R), "Business Combinations."

Effective June 30, 2009, the Company and GS AgriFuels Corporation entered into a Stock Purchase Agreement pursuant to which the Company acquired 100% of the stock of Sustainable Systems, Inc. ("Culbertson") from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels' indebtedness to YA Global Investments, L.P. ("YAGI"), plus any and all obligations of GS AgriFuels that may be in effect in relation to the acquisition by Seller of Culbertson (the "Purchase Obligations"). The Purchase Obligations pertain to the 2007 acquisition by GS AgriFuels of Culbertson and include $3,804,287 in convertible debentures and $1,017,451 in notes payable to the prior owners of Culbertson. The terms of the relevant acquisition agreements with the prior owners are in default and are currently the subject of a litigation initiated by GS AgriFuels against the prior owners. The Company has assumed all rights and obligations of GS AgriFuels pertaining to these agreements and this litigation. GS AgriFuels is a subsidiary of GreenShift Corporation, which company is majority owned by the Company's majority shareholder, Viridis Capital, LLC.

9        SUBSEQUENT EVENTS

On July 24, 2009, the Company and GS CleanTech Corporation entered into an Early Adopter License Agreement (the "EALA") involving use of GS CleanTech's bioreactor and related technologies. The EALA calls for the payment of royalties to GS CleanTech equal to 10% of the Company's pre-tax net income deriving from the use of GS CleanTech's feedstock conditioning technologies, lipid production, extraction and refining technologies, and carbon dioxide mitigation technologies in select municipal and industrial applications, not including ethanol production. The EALA additionally provides for reciprocal license rights to GS CleanTech such that GS CleanTech shall have the exclusive right to use any technology acquired by Carbonics (not including the licensed technologies or technologies developed from the licensed technologies under the EALA). The EALA is non-exclusive but the Company has been granted most favored licensee status in the EALA. This status shall be subject to cancellation in the event that the Company fails to commercialize the licensed technologies on the following schedule: bench testing shall be completed on or before the second anniversary of the EALA; pilot testing shall be completed on or before the third anniversary of the EALA; a commercial-scale pilot facility shall be built on or before the fourth anniversary of the EALA; and, commercial sales shall have been initiated on or before the fifth anniversary of the EALA. The Company shall provide all of the capital resources needed to build bench, pilot and commercial scale facilities based on these technologies under the EALA. GS CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC.

On August 18, 2009, Viridis Capital, LLC, the Company's majority shareholder, converted 52,893 shares of the Company's Series C Preferred Stock (the "Series C Shares") in return for 215,000,000 Company common shares.

10       RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2008. During preparation of this report, Management determined that the Company's prior policies relating to accounting for the impact of conversion features embedded in the Company's various derivative securities should be revised to be consistent with recent guidance involving the interpretation of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), due to the variable number of the Company's common shares issuable upon conversion of the company's various derivative securities. Accordingly, Management reviewed and revised its conclusions regarding the Company's derivative instruments at December 31, 2008.

The following is the effect of the restatement:

                                                12/3108           12/31/08
                                            As reported        As restated
                                           -------------------------------
  Total liabilities                        $ 3,456,714       $ 10,519,001
  Total equity                             $(3,014,781)      $ (8,824,069)

                                                 Three months ended                      Six month ended
                                                     6/30/08                                 6/30/08
                                            As reported        As restated           As reported       As restated
                                            -----------        -----------           -----------       -----------
  Total other income (expense)              $ (755,851)      $ (2,662,597)          $    621,572     $ (2,806,632)
  Net income (loss)                         $( 962,916)      $ (2,935,839)          $    227,661     $ (3,228,735)
  Earnings (loss) per share                 $    (0.01)      $      (0.03)          $         --     $      (0.03)

ITEM 2          MANAGEMENT DISCUSSION AND ANALYSIS

Carbonics Capital Corporation ("we," "our," "us," "Carbonics," or the "Company") was founded to recycle carbon dioxide into value-added products.

Our development activities during 2009 have primarily involved evaluation of a number of different biological, chemical and other technologies designed to recycle carbon dioxide into value-added products. Our strategic plan also involves the acquisition of accretive assets and cash flows that are strategic to our technology development efforts. We are currently evaluating a number of qualified opportunities that produce the raw materials needed for our technologies, or that have the infrastructure we need to scale our technologies, or that have the ability to refine the products we produce with our technologies into finished goods. Our plan in this respect is to leverage the targeted assets and cash flows to defray our technology and financing risk as we commercialize our technologies.

Our primary objective for the balance of 2009 is to complete sufficient equity financing to properly capitalize our planned development activities.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

Total revenues for the three months ended June 30, 2009 were $785,932 as compared to the three months ended June 30, 2008 revenues of $2,523,489. All revenue for the three months ended June 30, 2009 and 2008 resulted from the Company's oilseed crush facility.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2009 were $981,007 compared to $2,339,926 for the same period in 2008. All cost of revenues resulted from the Company's oilseed crush facility.

General and Administrative Expenses Operating Expenses

General and administrative expenses during the three months ended June 30, 2009 totaled $209,919 with $0 related to stock based compensation. In the comparable period of the prior year, general and administrative expenses totaled $456,804 with $200,000 related to stock based compensation. General and administrative expenses during the three months ended June 30, 2009 primarily consisted of legal fees and office related expenses and expenses resulting from the Company's oilseed crush facility.

Interest Expense

Interest expenses for the three months ended June 30, 2009 were $908,719 and $135,890 for the three months ended June 30, 2008. Included in the three months ended June 30, 2009 was $194,548 of interest expense, consisting of $133,473 in accrued interest, $61,075 in accrued interest due to a related party, and $714,170 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the three months ended June 30, 2009. Amortization of note discount was $0 and $250, respectively for the three months ended June 30, 2009 and 2008.

Gain Associated with Change in Convertible Liabilities

As of June 30, 2009, Carbonics Capital had several convertible debentures due to YA Global Investments, LP. The Company accounted for the convertible debentures in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value. We recognize interest expense for the conversion liability which is added to the principal of the debenture. We also recognize interest expense for accretion of the conversion liability over the term of the note. For the three months ended June 30, 2009 and 2008, we recognized a gain for the change in fair value of the conversion liability of $5,183,296 and a loss of $2,528,363 for these debentures.

Net Income

Net income (loss) for the three months ended June 30, 2009 was $3,931,069 as compared to a net loss of $2,935,839 from the same period in 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues

Total revenues for the six months ended June 30, 2009 were $1,637,830 as compared to the six months ended June 30, 2008 revenues of $6,183,443. Revenue for the six months ended June 30, 2009 and 2008 resulted from the Company's oilseed crush facility.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2009 were $1,977,013 compared to $5,601,729 for the same period in 2008. Cost of revenues resulted from the Company's oilseed crush facility, which was acquired on June 30, 2009.

General and Administrative Expenses Operating Expenses

General and administrative expenses during the six months ended June 30, 2009 totaled $596,704 with $0 related to stock based compensation. In the comparable period of the prior year, general and administrative expenses totaled $1,003,818 with $245,000 related to stock based compensation. General and administrative expenses during the six months ended June 30, 2009 primarily consisted of legal fees and office related expenses and expenses resulting from the Company's oilseed crush facility.

Interest Expense

Interest expense for the six months ended June 30, 2009 was $1,013,364 and $287,325 for the same period in 2008. Included in the six months ended June 30, 2009 was $299,194 of interest expense, consisting of $238,119 in accrued interest, $61,075 accrued interest due to a related party, and 714,170 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the six months ended June 30, 2009. Amortization of note discount was $46,712 and $500, respectively for the six months ended June 30, 2009 and 2008.

Gain Associated with Change in Convertible Liabilities

As of June 30, 2009, Carbonics Capital had several convertible debentures due to YA Global Investments, LP. The Company accounted for the convertible debentures in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value. We recognize interest expense for the conversion liability which is added to the principal of the debenture. We also recognize interest expense for accretion of the conversion liability over the term of the note. For the six months ended June 30, 2009 and 2008, we recognized a gain for the change in fair value of the conversion liability of $5,413,828 and a loss of $2,528,363 for these debentures.

Net Income

Net income for the six months ended June 30, 2009 was $3,249,547 as compared to a net loss of $3,228,735 from the same period in 2008.

Liquidity and Capital Resources

The Company had $19,525,542 in current liabilities at June 30, 2009, and may need to obtain additional financing to satisfy these obligations.

Our primary sources of liquidity are cash provided by and financing activities. For the six months ended June 30, 2009, net cash provided in our operating activities was $22,180 as compared to $569,492 used in the six months ended June 30, 2008. The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of proceeds from issuance of debt and common stock. The
Company plans to fund ongoing operations during 2009 with a combination of proceeds from the issuance of debt and equity as well as the repayment to the Company of loans receivable and other amounts due.

Cash Flows

Our operating activities during the six months ended June 30, 2009 provided $22,180 in cash. At June 30, 2009, accounts payable and accrued expenses totaled $2,320,503. At June 30, 2009, the Company had $100,623 in cash. For the six months ended June 30, 2009, investing activities provided $62,014 in cash, and cash from financing activities provided $16,429. The Company had a working capital deficit of $18,632,532 at June 30, 2009, which includes convertible debentures of $12,623,949.

At the present time, Carbonics has no source of committed capital. We are currently investigating the availability of both equity and debt financing necessary to complete the Company's current projects. We do not know at this time if the necessary funds can be obtained nor on what terms they may be available.

Off Balance Sheet Arrangements

None.

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4            CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are not adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION


ITEM 1            LEGAL PROCEEDINGS

The Company's Culbertson subsidiary is party to the matter entitled GS AgriFuels Corporation v. Chaykin, et al. The action was filed in the Supreme Court of the State of New York, County of New York, on February 2, 2009. The Complaint seeks damages for defendants' fraudulent misrepresentations, tortious interference, breach of acquisition agreements and related claims. The defendants filed a separate action entitled Max et al. v. GS AgriFuels Corporation, et al. in response to the Complaint. The case was only recently commenced and Management is unable to evaluate the probability of an unfavorable outcome at this time. Accordingly, an estimate of loss cannot be determined at this time and therefore, no accrual has been made in connection with this contingency.

ITEM 1A  RISK FACTORS

Not  Applicable.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6            EXHIBITS

INDEX TO EXHIBITS

Exhibit Number            Description
-------------------------------------

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

CARBONICS CAPITAL CORPORATION


                /S/      PAUL T. MILLER
                -----------------------
By:                      PAUL T. MILLER
                         President and Chief Executive Officer
Date:                    August 19 , 2009

                /S/      JACQUELINE FLYNN
                -------------------------
By:                      JAQUELINE FLYNN
                         Chief Financial Officer
Date:                    August 19 , 2009