Form 10-Q
period 2009-09-30
CARBONICS CAPITAL CORP
filed 2009-11-23
CIK 1102414

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                    FORM 10-Q
                            -------------------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2009

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

Large accelerated filer            Accelerated filer
                         ---                               ---
Non-accelerated filer              Small reporting company  X
                         ---                               ---


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X

The number of outstanding shares of common stock as of November 23, 2009 was 312,942,178.

                          CARBONICS CAPITAL CORPORATION
                          QUARTERLY REPORT ON FORM 10Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2009

                                TABLE OF CONTENTS




                                                                                                           Page No
Part I            Financial Information

Item 1.           Financial Statements ..........................................................................3
                  Condensed Consolidated Balance Sheet - September 30, 2009 (unaudited)
                    and December 31, 2008........................................................................4
                  Condensed Consolidated Statements of Operations - for the Three and Nine Months
                     Ended September 30, 2009 (unaudited) and 2008 (unaudited)...................................5
                  Statement of Stockholders' Equity - December 31, 2008 and Nine Months
                    Ended September 30, 2009.....................................................................6
                  Condensed Consolidated Statements of Cash Flows - for the Nine Months
                    Ended September 30, 2009 (unaudited) and 2008 (unaudited)....................................7
                  Notes to Condensed Consolidated Financial Statements...........................................8
Item 2.           Management's Discussion and Analysis .........................................................16
Item 3            Quantitative and Qualitative Disclosures about Market Risk....................................19
Item 4.           Controls and Procedures.......................................................................19

Part II           Other Information

Item 1.           Legal Proceedings.............................................................................20
Items 1A.         Risk Factors..................................................................................20
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...................................20
Item 3.           Defaults upon Senior Securities...............................................................20
Item 4.           Submission of Matters to a Vote of Security Holders...........................................20
Item 5.           Other Information ............................................................................20
Item 6.           Exhibits .....................................................................................21

Signatures                                                                                                      22


                                     PART I


ITEM 1            FINANCIAL STATEMENTS

                         CARBONICS CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
      AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (RESTATED)
                                                                                           9/30/2009         12/31/2008
                                                                                     ----------------------------------
ASSETS
Current Assets:
   Cash                                                                              $         7,262    $            --
   Accounts receivable, net of allowance for doubtful accounts of $3,094 and $0               87,614                 --
   Inventory                                                                                  28,198                 --
   Note receivable - related party                                                           320,398            386,132
   Prepaid expenses                                                                           83,991                 --
                                                                                     ---------------    ---------------
      Total current assets                                                                   527,463            386,132

   Equipment, net of accumulated depreciation of $9,313                                       19,966                 --
      Property, plant and equipment held for use                                           1,299,365                 --

Other Assets:

   Construction in progress                                                                  554,720                 --
   Restricted cash                                                                           241,980                 --
                                                                                     ---------------    ---------------
      Total other assets                                                                     796,700                 --
                                                                                     ---------------    ---------------
TOTAL ASSETS                                                                         $     2,643,493    $       386,132
                                                                                     ===============    ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable and accrued expenses                                             $     1,938,201    $       591,511
   Accrued interest                                                                        1,335,771            439,870
   Accrued interest - related party                                                              373                 --
   Note payable                                                                            2,206,942                 --
   Note payable - related party                                                              105,669                 --
   Convertible debentures - related party                                                    415,293                 --
   Convertible debentures                                                                 10,948,105          9,178,820
   Derivative liabilities                                                                     37,673                 --
   Liability for conversion features on Series D Preferred stock                              91,327                 --
   Current maturities of long term debt                                                      218,686                 --
                                                                                     ---------------    ---------------
      Total current liabilities                                                           17,298,041         10,210,201

   Long term debt net of current maturities                                                  914,927                 --
                                                                                     ---------------    ---------------
TOTAL LIABILITIES                                                                         18,212,967         10,210,201
                                                                                     ---------------    ---------------
Preferred stock
Series C, par $0.001, 1,000,000 shares authorized, 805,767 and 805,767 issued
   and outstanding, respectively                                                                 806                806
Series D, par $1,000, 1,000,000 shares authorized, 0 and 0 issued
   and outstanding, respectively                                                                  --                 --
Common stock, par $0.001, 500,000,000 authorized
   250,964,080 and 127,279,405 issued and outstanding, respectively                          250,964            127,279
Additional paid-in capital                                                               119,586,512        128,559,537
Accumulated deficit                                                                    (135,407,756)      (138,511,691)
                                                                                     ---------------    ---------------
   Total stockholders' deficiency                                                       (15,569,474)        (9,824,069)
                                                                                     ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                       $     2,643,493    $       386,132
                                                                                     ===============    ===============

              The notes to the financial statement are an integral
                           part of these statements.



                          CARBONICS CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)

                                                                      Three Months Ended                 Nine Months Ended
                                                                              (Restated)                        (Restated)
                                                                9/30/09          9/30/08          9/30/09          9/30/08
                                                          -------------    -------------    -------------     ------------

Revenue ...............................................   $     149,153    $   1,559,187    $   1,786,983    $   7,742,630
Cost of revenues ......................................         121,815        1,348,654        2,098,827        6,950,383
                                                          -------------    -------------    -------------    -------------
                                                                 27,338          210,533         (311,844)         792,248

Operating expenses:
   General and administrative expenses ................         199,994          363,329          780,506        1,082,688
   Selling expenses ...................................            --              8,909           16,191           27,774
   Stock based compensation ...........................            --               --               --            250,000
                                                          -------------    -------------    -------------    -------------
     Total operating expenses .........................         199,994          372,238          796,697        1,360,462
                                                          -------------    -------------    -------------    -------------

Operating loss ........................................        (172,656)        (161,705)      (1,108,542)        (568,214)
                                                          -------------    -------------    -------------    -------------

Other income (expense):
   Interest income ....................................         (23,425)            --              4,709             --
   Interest income - related party ....................          50,586             --             99,901             --
   Other income/expense ...............................            --             16,754            1,707           26,310
   Loss on sale of equipment ..........................               2             --            (14,005)            --
   Grant income .......................................            --             99,658           59,563           99,658
   Gain on extinguishment of debt .....................          48,186             --             48,186             --
   Amortization of deferred financing costs and
     debt discount ....................................            --               (250)         (46,712)            (750)
   Settlement expense .................................            --               --            (62,500)            --
Costs related to conversion features ..................         259,431             --            (82,601)            --
   Costs related to conversion features - related party          (9,406)            --           (381,543)            --
   Change in fair value of conversion features ........            --           (291,375)      5, 183,296       (2,819,738)
   Interest expense - related party ...................         (40,016)            --           (101,091)            --
   Interest expense ...................................        (258,316)         (91,255)        (496,435)        (378,579)
                                                          -------------    -------------    -------------    -------------
     Total other income (expense) .....................          27,043         (266,468)       4,212,477       (3,073,099)

Income (loss) before provision for income taxes .......        (145,613)        (428,172)       3,103,936       (3,641,314)

Provision/benefit for income taxes ....................            --               --               --               --
                                                          -------------    -------------    -------------    -------------

Net Income (Loss) .....................................   $    (145,613)   $    (428,172)   $   3,103,936    $  (3,641,314)
                                                          =============    =============    =============    =============

Earnings (loss) per share, basic ......................   $        --      $        --      $        0.02    $       (0.04)
                                                          =============    =============    =============    =============

Earnings (loss) per share, dilutive ...................   $        --      $        --      $        0.02    $       (0.04)
                                                          =============    =============    =============    =============
Weighted average share of common stock
   outstanding, basic .................................     313,287,800       95,802,303      198,826,036       95,802,303
                                                          =============    =============    =============    =============

Weighted average shares of common stock
     outstanding, dilutive ............................     500,000,000       95,802,303      500,000,000       95,802,303
                                                          =============    =============    =============    =============




             The notes to the condensed financial statements are an
                       integral part of these statements.

                         CARBONICS CAPITAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEAR ENDED DECEMBER 31, 2008 AND NINE MONTHS ENDED SEPTEMBER 30, 2009

                                                  Series C Preferred Stock   Series D Preferred Stock             Common Stock
                                                     Shares         Amount         Shares      Amount         Shares         Amount
                                                -----------------------------------------------------------------------------------

Balance, December 31, 2007 ..................       974,140    $       974             --   $     --       9,549,266   $     9,549
                                                ===========    ===========    ===========   ==========   ===========   ===========

Issuance of common stock upon
conversion of debt ..........................          --             --               --         --       9,730,140          9730
Stock issued for services ...................          --             --               --         --       3,000,000         3,000
Stock issued for compensation ...............          --             --               --         --      10,000,000        10,000
Conversion of Series C Preferred
into common stock ...........................      (168,373)          (168)            --         --      95,000,000        95,000
Forgiveness of affiliate debt ...............          --             --               --         --            --            --
Restatement-recapitalization from acquisition
of entity under common control ..............          --             --               --         --            --            --
Net loss ....................................          --             --               --         --            --            --
                                                               -----------    -----------   ----------   -----------   -----------

Balance, December 31, 2008 (restated) .......       805,767    $       806             --   $     --     127,279,406   $   127,279
                                                ===========    ===========    ===========   ==========   ===========   ===========

Issuance of common stock upon
conversion of debt ..........................          --             --               --         --     123,684,674       123,685
Acquisition of entity under common control ..          --             --               --         --            --            --
Beneficial conversion feature ...............          --             --               --         --            --            --
Issuance of Series D Preferred for debt .....          --             --               --         --            --            --
Forgiveness of debt .........................          --             --               --         --            --            --
Net income ..................................          --             --               --         --            --            --
                                                -----------    -----------    -----------   -----------   -----------  -----------

Balance, September 30, 2009 .................       805,767    $       806             --   $     --     250,964,080   $   250,964
                                                ===========    ===========    ===========   ==========   ===========   ===========

                                                                                                        Total
                                                              Additional       Accumulated      Stockholders'
                                                         Paid-In-Capital           Deficit            Equity
Balance, December 31, 2007 ............................   $  126,524,280    $ (128,319,926)   $   (1,785,123)
                                                          ==============    ==============    ==============

Issuance of common stock upon conversion of debt ......          109,770              --             119,500
Stock issued for services .............................           87,000              --              90,000
Stock issued for compensation .........................          190,000              --             200,000
Conversion of Series B Preferred into common stock ....          (94,832)             --                --
Forgiveness of affiliate debt .........................       (1,796,320)             --          (1,796,320)
Restatement-recapitalization from acquisition of entity
under common control ..................................        3,539,639        (3,539,639)             --
Net (loss) ............................................             --          (6,652,126)       (6,652,126)
                                                          --------------    --------------    --------------
Balance, December 31, 2008 (restated) .................   $  128,559,537    $ (138,511,691)   $    9,824,069)
                                                          ==============    ==============    ==============

Issuance of common stock upon conversion of debt ......          (12,383)             --             111,302
Acquisition of entity under common control ............      (10,219,060)             --         (10,219,060)
Beneficial conversion feature .........................          109,164              --             109,164
Issuance of Series D Preferred for debt ...............        1,009,340              --           1,009,340
Forgiveness of debt ...................................          139,914              --             139,914
Net income ............................................             --           3,103,936         3,103,936
                                                          --------------    --------------    --------------

Balance, September 30, 2009 ...........................   $  119,586,512    $(135,407,755)    $ (15,569,474)
                                                          ==============    ==============    ==============


             The notes to the condensed financial statements are an
                       integral part of these statements.


                          CARBONICS CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)
                                                                           Nine months Ended  Nine months Ended
                                                                                     9/30/09          9/30/08
                                                                             --------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income from continuing operations ........................................   $ 3,103,936    $(3,641,314)

Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization ................................................        89,395           --
Inventory reserve ............................................................        72,027           --
Bad debt expense .............................................................         1,489           --
Change in fair value of conversion liabilities ...............................    (5,183,296)     2,819,738
Recognition and accretion of conversion liabilities ..........................       464,144           --
Loss on sale of equipment ....................................................        14,003           --
Changes in Assets and Liabilities
   Accounts receivable .......................................................        61,083           --
   Inventory .................................................................     1,457,793           --
Prepaid expenses .............................................................       (14,483)          --
   Accounts payable and accrued expenses .....................................      (719,503)       201,385
   Accrued interest ..........................................................       344,491           --
   Deferred revenue ..........................................................      (107,325)          --
                                                                                 -----------    -----------
      Net cash provided by (used in) operating activities ....................      (416,246)      (620,191)
                                                                                 -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES

   Cash placed under restrictions ............................................       (34,796)          --
   Cash acquired from acquisition ............................................       266,605           --
      Proceeds from sale of
equipment
                                                                                      50,125           --
      Proceeds from related party receivables ................................        99,484           --
   Project development costs .................................................          --             --
   Additions to and acquisition of property, plant and equipment .............          (860)          --
                                                                                 -----------    -----------
      Net cash provided by investing activities ..............................       380,557           --
                                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Issuances (Repayments) of long-term debt ..................................        (8,006)       (66,314)
   Advances from related party ...............................................        50,956        879,750
   Proceeds from convertible debenture .......................................          --           10,548
   Repayment of note receivable - related party ..............................          --         (200,000)
                                                                                 -----------    -----------
      Net cash provided by financing activities ..............................        42,950        623,984
                                                                                 -----------    -----------

   Net (decrease) increase in cash ...........................................         7,262          3,793

   Cash at beginning of period ...............................................          --           (3,793)
                                                                                 -----------    -----------

   Cash at end of period .....................................................   $     7,262    $      --
                                                                                 ===========    ===========

Supplemental statement of non-cash investing and financing activities:

Transfer of net assets to related party ......................................   $      --        2,203,653
Stock based compensation .....................................................   $      --          250,000
Increase in related party note due to expenses paid on behalf of related party   $      --          717,680
Decrease in related party note due to expenses paid on behalf of related party   $      --        1,275,388
Forgiveness of amount owed to related party ..................................   $ 1,246,872      2,000,000
Debt conversions into common stock ...........................................   $   111,302           --
Cancellation of accounts payable .............................................   $   926,739           --

             The notes to the condensed financial statements are an
                       integral part of these statements.

1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

ACQUISITION

Sustainable Systems, Inc.

Effective June 30, 2009, GS AgriFuels Corporation and Carbonics Capital Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics acquired 100% of the stock of Sustainable Systems, Inc. ("Culbertson") from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels' indebtedness to YAGI Investments, L.P. ("YAGI"), plus any and all obligations of GS AgriFuels that may be in effect in relation to the acquisition by sellers (the "Selling Shareholders") of Culbertson (the "Purchase Obligations"). In connection with this Agreement, Carbonics issued an amended and restated convertible debenture to YAGI for $4,000,000 due on December 31, 2011. The Purchase Obligations pertain to the 2007 acquisition by GS AgriFuels of Culbertson and include $3,804,287 in convertible debentures and $1,017,451 in notes payable to the prior owners of Culbertson. The relevant acquisition agreements with the Selling Shareholders are in default due to the disclosure by the Selling Shareholders that Culbertson owned its Culbertson, Montana oilseed crushing facility when in fact Culbertson merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the Selling Shareholders that the Culbertson's right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the Selling Shareholders of materially false financial statements. This matter and the extent of the relevant parties' obligations under the relevant acquisition agreements and otherwise are the subject of a litigation initiated by GS AgriFuels against the Selling Shareholders, and a separate litigation served by the Selling Shareholders thereafter. Three of the Selling Shareholders, corresponding to about 64% of the Selling Shareholders' prior ownership interest in Culbertson, have entered into settlement agreements pursuant to which GS AgriFuels has been released from the pro-rated Purchase Obligation previously attributable to these shareholders. Carbonics has assumed all rights and obligations of GS AgriFuels pertaining to these agreements and this litigation. GS AgriFuels is a wholly-owned subsidiary of GreenShift Corporation, a company that is majority owned by the Company's majority shareholder, Viridis Capital, LLC. The financial results of Culbertson are included in the combined results of operations for the three and nine months ended September 30, 2009 in accordance with FASB Accounting Standards Codification 805, Appendix D, for acquisitions of entities under common control.

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

Our operations during the nine months ended September 30, 2009, mostly involved the maintenance of our idled oilseed crush facility in Culbertson, Montana. We are currently seeking investment for the revitalization of this facility based on its potential value in the biofuel and culinary markets

3        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of $(135,407,756) at September 30, 2009. As of September 30, 2009 the Company's current liabilities exceeded current assets by $16,770,578, which includes convertible debentures of $7,948,120, accrued interest payable of $1,336,144, related party convertible debentures of $415,293, derivative liabilities of $37,673 and $3,802,327 in contingent purchase obligations. The Company's working capital deficit net of these amounts is $3,139,695. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

4        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The financial statements for the periods ended September 30, 2009 and 2008 have been consolidated to include the accounts of the Company and its subsidiaries.

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

STOCK BASED COMPENSATION

The Company accounts for stock and stock options issued for services and compensation to employees under FASB Accounting Standards Codification 718. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determines the fair market value of options issued under the Black-Scholes Pricing Model. Under the provisions of FASB Accounting Standards Codification 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

FINANCIAL INSTRUMENTS

The Company accounted for the convertible debentures in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares.

The Company accounted for the price protection features associated with the Series D Shares in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the price protection could result in the Company being required to issue additional common shares up to the full amount of the deficiency until such time as the former shareholders realize sufficient cash sales proceeds to increase the deficiency to zero.

NOTE 5            STOCKHOLDERS' EQUITY

SERIES C PREFERRED STOCK

Shares of the Company's Series C Preferred Stock (the "Series C Shares") may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series C Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series C Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series C Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series C Shares will receive the dividend that would be payable if the Series C Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series C Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series C Shares had been converted into common shares. At September 30, 2009, there were 805,767 Series C Shares outstanding, 691,624 of which were held by the Company's majority shareholder, Viridis Capital, LLC. At November 23, 2009, there were 974,140 Series C Shares outstanding, 921,890 of which were held by the Company's majority shareholder, Viridis Capital, LLC.

SERIES D PREFERRED STOCK

The Company entered into two settlement agreements during the three months ended September 30, 2009, pursuant to which the Company agreed to issue 129 shares of the Company's Series D Preferred Stock to two of the former shareholders of the Company's Culbertson subsidiary (see Note 8, Commitments and Contingencies) in exchange for the execution of mutual general releases amongst the parties and the commitment of the relevant shareholders to provide certain assistance relative to the negotiation and execution of settlement agreements with the balance of the former shareholders of the Company's Culbertson subsidiary. Each share of the Company's Series D Preferred Stock (the "Series D Shares") may be converted by the holder into shares of Company common stock at a rate equal to 100% of the average closing price for the 30 trading days prior to each conversion. The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares. At September 30, 2009, there were 129 Series D Shares outstanding.

The Series D Shares are price protected in the event that the former shareholders fail to realize cash sales proceeds equal to $1,000 per Series D Shares upon the full conversion of the Series D Shares. If the full conversion value is not achieved, the Company shall be required to issue additional common shares up to the full amount of the deficiency until such time as the former shareholders realize sufficient cash sales proceeds to increase the deficiency to zero.

The Company assumed that all the Series D shares were converted as of September 30, 2009 in order to calculate the additional compensation that would be owed in cash to the former shareholders. Using the September 30, 2009 closing price of $0.0016, 57,079,375 common shares would be issued upon conversion of the Series D shares resulting in $91,327 in compensation. The difference of $37,673, representing the amount of additional compensation that would be owed in cash to the former shareholders was accrued as a derivative liability.

COMMON STOCK

The Company issued 123,684,674 shares of common stock upon the conversion of an aggregate of $111,302 in debt during the nine months ended September 30, 2009 consisting of: 66,415,378 common shares issued to YA Global Investments, LP ("YAGI"), upon the conversion of $55,789 in debt; 37,269,296 common shares issued to RAKJ Holdings, Inc. ("RAKJ"), upon the conversion of $35,370 in debt; and, 20,000,000 common shares were issued to Mammoth Corporation ("Mammoth") upon the conversion of $20,142 in debt.

6        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of September 30, 2009:

Current portion of notes payable and long term debt:

Current portion of installment debt payable from Culbertson to Anchor Light, L.P.    $     1,400,000
Contingent purchase obligations to former shareholders of Culbertson                         802,342
Mortgages and other term notes                                                               223,286
                                                                                     ---------------
     Total current portion of notes payable and long term debt                       $     2,425,628
                                                                                     ===============

Long-term debt, net of current maturities:
Notes payable to Montana Dept of Agriculture from Culbertson                         $       124,052
Notes payable to Great Northern Development from Culbertson                                  790,875
                                                                                     ---------------
     Total long term debt                                                            $       914,927
                                                                                     ===============

Current portion of convertible debentures:
Convertible debenture payable to YA Global Investments issued October 2005           $     1,205,814
Convertible debenture payable to YA Global Investments issued June 2007                      633,333
Convertible debenture payable to YA Global Investments issued February 2006                2,040,401
Convertible debenture payable to YA Global Investments issued June 2009                    4,000,000
Convertible debenture payable to former shareholders of Culbertson (contingent)            1,499,995
Convertible debenture payable to former shareholders of Culbertson (contingent)            1,499,990
Convertible debenture payable to Minority Interest Fund (II)                                 415,293
Convertible debenture payable to RAKJ Holdings issued April 2009                              68,572
                                                                                     ===============
     Total current convertible debentures                                            $    11,363,398
                                                                                     ===============

                                       10

CONVERTIBLE DEBENTURES

As of September 30, 2009, the Company had convertible debentures payable to Minority Interest Fund (II), LLC ("MIF") in an aggregate amount of $415,293 (the "MIF Debentures"). The MIF Debentures include an additional debenture issued on April 1, 2009 in the amount of $1,000,000 (the "MIF Debenture") in return for a promissory note issued by MIF to the Company in the amount of $1,000,000 (the "MIF Note"). The MIF Note bears interest at the rate of 20% per year and matures on December 31, 2010. The MIF Debentures bear interest at a rate of 20% per year and mature on December 31, 2010. MIF is entitled to convert the $1,000,000 MIF Debenture at a rate equal to 60% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. The MIF Note has been recorded net of the MIF Debenture as of September 30, 2009 given the presumed right of offset accorded to related parties. The interest receivable due under the MIF Note has also been presented net of the interest payable due under the MIF Debenture. During the nine months ended September 30, 2009, MIF purchased additional debentures from the Company in the amount of $89,500, assigned $87,817 of the principal amount due to MIF to RAKJ Holdings, Inc. ("RAKJ") ($67,817) and Mammoth Corporation ("Mammoth") ($20,000). The Company determined the value of the MIF Debenture at April 1, 2009 to be $1,362,732, which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall be increased from its present value of $362,732 at April 1, 2009 to its estimated settlement amount of $428,571 at December 31, 2010. As of September
30, 2009, an expense of $18,812 has been recorded as interest expense for the accretion of the discount on the convertible note payable, thereby increasing the carrying value of the MIF Debenture to $415,293 at September 30, 2009. For the nine months ended September 30, 2009, interest income of $99,901 and interest expense of $101,091 for the MIF Debentures were incurred. The managing member of MIF is a relative of the Company's chairman.

On April 1, 2009, the Company issued Blackfield, LLC ("Blackfield") a convertible debenture in the amount of $500,000 (the "Blackfield Debenture") in return for a promissory note issued by Blackfield to the Company in the amount of $500,000 (the "Blackfield Note"). During the quarter ended September 30, 2009, the Blackfield Debenture and promissory note were cancelled and all related entries were reversed effective July 1, 2009.

The balance of convertible debt due to RAKJ as of September 30, 2009 was $68,572 (the "RAKJ Debenture"). The Company issued 37,269,296 shares of common stock to RAKJ, upon the conversion of $35,370 in debt during the nine months ended September 30, 2009. The RAKJ Debenture is convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. The Company determined the value of the RAKJ Debenture at April 1, 2009 to be $110,782 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall be increased from its present value of $50,782 at April 1, 2009 to its estimated settlement amount of $120,000 at December 31, 2010. During the three months ended September 30, 2009, MIF assigned $10,317 to the RAKJ debenture As of September 30, 2009, an expense of $4,180 has been recorded as interest expense for the accretion of the discount on the convertible note payable, thereby, increasing the carrying value of the RAKJ Debenture. Conversely, the carrying value was decreased during the period for the conversions into common stock. For the nine months ended September 30, 2009 interest expenses of $3,363 for the RAKJ Debenture were incurred.

The Company issued 20,000,000 shares of common stock to Mammoth, upon the conversion of $20,000 in debt plus accrued interest of $142 during the quarter ended September 30, 2009, which amounts paid off the debenture in full. The Mammoth Debenture was convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. For the nine months ended September 30, 2009, interest expenses of $142 was paid. The balance due under the Mammoth Debenture at September 30, 2009 was $0.

The Company accounted for each of the MIF Debenture, the Mammoth Debenture and the RAKJ Debenture in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company's common shares.

On August 14, 2008, the Company and YA Global Investments, L.P. ("YAGI") agreed to extend the maturity date of the following secured convertible debentures previously issued to YAGI to December 31, 2011: that certain convertible debenture dated October 12, 2005 in the original principal amount of $1,475,000; that certain convertible debenture dated February 8, 2006 in the original principal amount of $3,050,369; and, that certain convertible debenture dated June 26, 2007 in the original principal amount of $570,000. The current balance due against these debentures was $2,234,687 as of September 30, 2009. Each debenture provides for interest in the amount of 12% per annum and are convertible at the lesser of $0.60 or 90% of the lowest closing bid price of Carbonics' common stock during the 30 trading days immediately preceding the conversion date.

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

The Purchase Obligations (noted in the preceding paragraph) pertain to the 2007 acquisition by GS AgriFuels of Culbertson and include $2,999,985 in convertible debentures and $802,342 in notes payable to the prior owners of Culbertson. The terms of the relevant acquisition agreements with the prior owners are in default and are currently the subject of a litigation initiated by GS AgriFuels against the prior owners (see Note 8, Commitments and Contingencies, below). The Company has assumed all rights and obligations of GS AgriFuels pertaining to these agreements and this litigation.

The Company accounted for the YAGI Debenture dated October 12, 2005 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 10, Restatement of Prior Years Financials, below). The Company determined the value of the YAGI Debenture at December 31, 2008 to be $3,014,535 which represented the face value of the debenture plus the present value of the $2,411,628 conversion feature. As of September 30, 2009, income of $1,808,721 has been recorded from a reduction in the fair value of the conversion feature on the convertible note payable, thereby, decreasing the carrying value of the YAGI Debenture to $1,205,814 at September 30, 2009.

The Company accounted for the YAGI Debenture dated February 8, 2006 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 10 Restatement of Prior Years Financials, below). The Company determined the value of the YAGI Debenture at December 31, 2008 to be $5,587,845 which represented the face value of the debenture plus the present value of the $4,470,276 conversion feature. As of September 30, 2009, income of $3,374,575 has been recorded from a reduction in the fair value of the conversion feature on the convertible note payable, thereby, decreasing the carrying value of the YAGI Debenture to $2,040,401 at September 30, 2009.

The Company accounted for the YAGI Debenture dated October 12, 2005 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 10 Restatement of Prior Years Financials, below). The Company determined the value of the YAGI Debenture at December 31, 2008 to be $632,840 which represented the face value of the debenture plus the present value of the $62,840 conversion feature. As of September 30, 2009, an expense of $493 has been recorded as interest expense for the accretion of the discount on the convertible note payable, thereby, increasing the carrying value of the YAGI Debenture to $633,333 at September 30, 2009.

NOTES PAYABLE

Secured Promissory Note

In December 2008, Sustainable Systems ("Culbertson") and Anchor Light, LP entered into a Secured Promissory Note in the amount of $1,400,000. Under the agreement, the Anchor Light note accrues interest at a rate of 13.5% per annum. Monthly payments consist of all accrued interest on the unpaid balance with a final balloon payment plus any accrued unpaid interest due when the note matures on December 4, 2009. This note is secured by an interest in all the assets of Culbertson including the accounts receivable. For the nine months ended September 30, 2009, interest expense of $48,300 was accrued. As of September 30, 2009, the total principal balance on this note was $1,400,000. On August 18, 2009, the Company signed a Forbearance Agreement with Anchor Light. As of September 30, 2009, the Anchor Light note was in default as of that date due to the inventory liquidation (see Note 8, Commitment and Contingencies, below).

Term Notes

Culbertson has various notes payable with two other lenders. Culbertson has signed three notes payable with the Montana Department of Agriculture totaling $124,052. These notes were issued by the Montana Agriculture Development Council under Return On Investment Agreements, numbers 0250714, 0350764, and 0450785. A return on investment (ROI) pursuant to these agreements is an award of money with the expectation that all or a part of the money will be repaid after a deferral period. No payments are required, and no interest is accrued during the initial time period. After the deferral period, the award recipient repays the investment plus interest over a remaining period (up to seven years). As of December 31, 2005, all three notes were in the deferral period with expected deferral of interest and payments until February 2006. The deferral periods were subsequently extended and the notes were further modified with regard to interest and subordination. ROI note number 0450785 is secured by a lien on specific equipment including pumps, blending vessels, storage bins and a solvent recovery system. All notes accrue interest at the rate of 3.2% per annum with payments of principal and interest beginning March 6, 2011. The notes are secured by an interest in various equipment including eleven pumps and a solvent recovery system. For the nine months ended September 30, 2009, interest expense of $1055 for these obligations was incurred and accrued.

Culbertson has signed four notes with Great Northern Development. Three of the notes totaling $393,780 at September 30, 2009 accrue interest at the rate of 6% per annum. The payment terms for the notes are as follows: the $10,206 and $116,599 notes are to be paid off with 180 monthly payments beginning December 15, 2005 with a maturity date of November 15, 2020 and the $266,975 note is to be paid off with 120 monthly payments beginning March 15, 2006 with a maturity date of January 15, 2016; the monthly payments on this note are $1,800 per month from April 2007 to March 2008 and then $3,300 thereafter. The fourth note for $615,781 (as of September 30, 2009) accrues interest at the rate of 5% per annum with payments of principal only through November 2007 and principal and interest payments until the maturity date of November 15, 2010; the monthly payments on this note are $7,500 during 2007, $10,000 during 2008; $5,000 during 2009 and
$17,302 thereafter. For the nine months ended September 30, 2009, interest expense of $13,716 for these obligations was incurred. The principal balance of these notes at September 30, 2009 was $1,009,561.

7        RELATED PARTY TRANSACTIONS

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

Minority Interest Fund (II), LLC ("MIF") is party to certain convertible debentures issued by the Company (see Note 6, Convertible Debentures, above). The managing member of MIF is a relative of the Company's chairman.

8        COMMITMENTS AND CONTINGENCIES

On May 4, 2009, the Superior Court of the State of California entered a default against the Company in the amount of $62,500. Golden State Equity Investors, Inc. alleged claims against the Company in which they asserted a cause of action for breach of contract regarding a Settlement Agreement dated July 9, 2008. The Company has recorded this default amount effective January 1, 2009.

The Company's Culbertson oilseed processing facility did not receive a line of credit for 2008 crop purchases, voluntarily surrendered its commodity dealers license and, on April 27, 2009, entered into a settlement agreement with the states of Montana and North Dakota pertaining to outstanding payments due for purchase of oilseeds during 2008 that were contracted at rates far greater than current oilseed values. Culbertson had previously negotiated with two separate banks to receive working capital financing sufficient to service these obligations. Neither bank was able to close due to strain in the prevailing commodity and financial markets. Culbertson has accordingly idled its operations pending liquidation by the Montana Department of Agriculture of Culbertson's inventories to satisfy the oilseed payables. Culbertson is permitted to reacquire its commodity license upon the completion of sufficient working capital and equity financing to operate. The liquidation of Culbertson's inventory is ongoing and is expected to be complete during the third quarter 2009. Approximately $1,216,136 was due to growers who had delivered seed, of which amount $950,723 had been paid as of July 17, 2009. The remaining amount due and owing to the growers of $265,413 was paid in September of 2009.

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

On August 18, 2009, the Company signed a Forbearance Agreement with Anchor Light, LP. According to this agreement, the Company acknowledges that the Anchor Light note was in default as of that date due in part to the inventory liquidation. Under the agreement, Anchor Light will forbear from exercising its rights to foreclose as long as the Company fulfills various conditions including obtaining the appropriate insurance on the property and paying the monthly interest payments. The Company has fulfilled all conditions and Anchor Light has agreed to continue to forbear any collection efforts until the loan becomes due and payable on its maturity date of December 8, 2009.

The Company's Culbertson subsidiary is party to the matter entitled GS AgriFuels Corporation v. Chaykin, et al. The action was filed in the Supreme Court of the State of New York, County of New York, on February 2, 2009. The Complaint seeks damages for defendants' fraudulent misrepresentations, tortious interference, breach of acquisition agreements and related claims relating to the sale by the defendants of the stock of Sustainable Systems, Inc. ("Culbertson") to GS AgriFuels, and arising from the disclosure by the defendants that Culbertson owned its Culbertson, Montana oilseed crushing facility when in fact Culbertson merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the defendants that Culbertson's right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the defendants of materially false financial statements. The defendants served a separate action entitled Max, et al. v. GS AgriFuels Corporation, et al. in the Montana Fourth Judicial District Court in response to GS AgriFuels' New York complaint. GS AgriFuels has petitioned for dismissal of the Montana action. Three of the former shareholders of Culbertson, corresponding to about 64% of the former shareholders' prior ownership interest in Culbertson, have entered into settlement agreements pursuant to which GS AgriFuels has been released from all obligations under the relevant acquisition agreements and otherwise. During the three months ended September 30, 2009, Carbonics agreed to issue 129 shares of the Company's Series D Preferred Stock to two of the former shareholders of the Company's Culbertson subsidiary (see Note 5, Shareholders' Equity, above) in exchange for the execution of mutual general releases amongst the parties and the commitment of the relevant shareholders to provide certain assistance relative to the negotiation and execution of settlement agreements with the balance of the former shareholders of the Company's Culbertson subsidiary. Despite these settlements, Management is unable to evaluate the probability of an unfavorable outcome at this time. An estimate of loss cannot be determined and therefore, no accrual has been made in connection with this contingency. GS AgriFuels is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by the Company's majority shareholder, Viridis Capital, LLC.

On September 15, 2009 Sustainable Systems, LLC was served a summons and complaint by Sheridan Electric Cooperative for monies owed to Sheridan Electric for electrical service to the Culbertson oilseed processing plant. The amount claimed to be owed in the complaint was $67,811.44. The Company has retained Montana counsel and is responding to the complaint and the outcome of this litigation is uncertain at this time.

Sustainable Systems, LLC is party to wage claim hearings with the Montana Department of Labor for non-payment of accrued vacation to five former employees of the Culbertson oilseed crush operation. According to the Sustainable Systems, LLC employee policy, vacation time is accrued on behalf of the employee and upon termination of employment the accrued vacation time not used by employee is to be paid in cash. According to Montana Department of Labor policy, unpaid wages are subject to penalties of up to 55% of the amount owed. Accrued vacation pay for former employees totaled $9,170.14. Total liability including penalties Sustainable Systems, LLC total $14,214.

9        ACQUISITION

The Company follows Appendix D of FASB Accounting Standards Codification 80. Effective June 30, 2009, the Company and GS AgriFuels Corporation entered into a Stock Purchase Agreement pursuant to which the Company acquired 100% of the stock of Sustainable Systems, Inc. ("Culbertson") from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels' indebtedness to YA Global Investments, L.P. ("YAGI"), plus any and all obligations of GS AgriFuels that may be in effect in relation to the acquisition by Seller of Culbertson (the "Purchase Obligations"). The Purchase Obligations pertain to the 2007 acquisition by GS AgriFuels of Culbertson and include $3,804,287 in convertible debentures and $1,017,451 in notes payable to the prior owners of Culbertson. The terms of the relevant acquisition agreements with the prior owners are in default and are currently the subject of a litigation initiated by GS AgriFuels against the prior owners. The Company has assumed all rights and obligations of GS AgriFuels pertaining to these agreements and this litigation. GS AgriFuels is a subsidiary of GreenShift Corporation, which company is majority owned by the Company's majority shareholder, Viridis Capital, LLC.

10       RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2008. During preparation of this report, Management determined that the Company's prior policies relating to accounting for the impact of conversion features embedded in the Company's various derivative securities should be revised to be consistent with recent guidance involving the interpretation of FASB Accounting Standards Codification 480, due to the variable number of the Company's common shares issuable upon conversion of the company's various derivative securities. Accordingly, Management reviewed and revised its conclusions regarding the Company's derivative instruments at December 31, 2008.

The following is the effect of the restatement:

                                           12/31/08          12/31/08
                                        As reported       As restated
                                    ---------------------------------
Total liabilities                   $     3,456,714  $     10,210,201
Total equity                        $   (3,014,781)  $    (9,824,069)

                                                   Three months ended                   Nine month ended
                                                              9/30/08                            9/30/08
                                        As reported       As restated      As reported       As restated
                                        -----------       -----------      -----------       -----------
Total other income (expense)        $      (75,495)  $      (266,468)  $       546,078  $    (3,073,099)
Net income (loss)                   $      (96,898)  $      (428,172)  $       130,763  $    (3,641,314)
Earnings (loss) per share           $            --  $             --  $            --  $         (0.04)


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

Our operations during the nine months ended September 30, 2009, mostly involved the maintenance of our idled oilseed crush facility in Culbertson, Montana. We are currently seeking investment for the revitalization of this facility based on its potential value in the biofuel and culinary markets.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues

Total revenues for the three months ended September 30, 2009 were $149,153 as compared to the three months ended September 30, 2008 revenues of $1,559,187. All revenue for the three months ended September 30, 2009 and 2008 resulted from the Company's oilseed crush facility.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2009 were $121,815 compared to $1,348,654 for the same period in 2008. All cost of revenues resulted from the Company's oilseed crush facility.

General and Administrative Expenses Operating Expenses

General and administrative expenses during the three months ended September 30, 2009 totaled $199,994 with $0 related to stock based compensation. In the comparable period of the prior year, general and administrative expenses totaled $372,238 with $0 related to stock based compensation. General and administrative expenses during the three months ended September 30, 2009 primarily consisted of legal fees and office related expenses and expenses resulting from the Company's oilseed crush facility.

Interest Expense

Interest expenses for the three months ended September 30, 2009 were $48,306 and $91,255 for the three months ended September 30, 2008. Included in the three months ended September 30, 2009 was $298,332 of interest expense, consisting of $258,316 in accrued interest, $40,016 in accrued interest due to a related party, and $250,026 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the three months ended September 30, 2009. Amortization of note discount was $0 and $250, respectively for the three months ended September 30, 2009 and 2008.

Gain Associated with Change in Convertible Liabilities

As of September 30, 2009, Carbonics Capital had several convertible debentures due to YA Global Investments, LP. The Company accounted for the convertible debentures in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value. We recognize interest expense for the conversion liability which is added to the principal of the debenture. We also recognize interest expense for accretion of the conversion liability over the term of the note. For the three months ended September 30, 2009 and 2008, we recognized $0 interest expense for the conversion liability for these debentures.

Net Income

Net income (loss) for the three months ended September 30, 2009 was $145,613 as compared to a net loss of $428,172 from the same period in 2008.

Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008

Revenues

Total revenues for the nine months ended September 30, 2009 were $1,786,983 as compared to the nine months ended September 30, 2008 revenues of $7,742,630. Revenue for the nine months ended September 30, 2009 and 2008 resulted from the Company's oilseed crush facility.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2009 were $2,098,827 compared to $6,950,383 for the same period in 2008. Cost of revenues resulted from the Company's oilseed crush facility, which was acquired on June 30, 2009.

General and Administrative Expenses Operating Expenses

General and administrative expenses during the nine months ended September 30, 2009 totaled $796,697 with $0 related to stock based compensation. In the comparable period of the prior year, general and administrative expenses totaled $1,360,462 with $250,000 related to stock based compensation. General and administrative expenses during the nine months ended September 30, 2009 primarily consisted of legal fees and office related expenses and expenses resulting from the Company's oilseed crush facility.

Interest Expense

Interest expense for the nine months ended September 30, 2009 was $1,061,670 and $378,579 for the same period in 2008. Included in the nine months ended September 30, 2009 was $597,526 of interest expense, consisting of $496,435 in accrued interest, $101,091 accrued interest due to a related party, and $464,144 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the nine months ended September 30, 2009. Amortization of note discount was $46,712 and $750, respectively for the nine months ended September 30, 2009 and 2008.

Gain Associated with Change in Convertible Liabilities

As of September 30, 2009, Carbonics Capital had several convertible debentures due to YA Global Investments, LP. The Company accounted for the convertible debentures in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value. We recognize interest expense for the conversion liability which is added to the principal of the debenture. We also recognize interest expense for accretion of the conversion liability over the term of the note. For the nine months ended September 30, 2009 and 2008, we recognized a gain for the change in fair value of the conversion liability of $5,183,296 and a loss of $2,819,738 for these debentures.

Net Income

Net income for the nine months ended September 30, 2009 was $3,103,936 as compared to a net loss of $3,641,314 from the same period in 2008.

Liquidity and Capital Resources

The Company had $17,169,041 in current liabilities at September 30, 2009, and may need to obtain additional financing to satisfy these obligations. . The amount of capital needed to restart the operations of our oilseed crush facility is estimated to be in excess of $3,000,000, however, we do not intend to restart this facility without also completing the previously idled expansion project to increase its oil production capacity to 600 tons per day. This would require in excess of $8,000,000 in debt and equity financing. The Company is seeking sufficient financing.

Our primary sources of liquidity are cash provided by and financing activities. For the nine months ended September 30, 2009, net cash used in our operating activities was $489,239 as compared to $620,191 used in the nine months ended September 30, 2008. The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of proceeds from issuance of debt and common stock. The Company plans to fund ongoing operations during 2009 with a combination of proceeds from the issuance of debt and equity as well as the repayment to the Company of loans receivable and other amounts due.

Cash Flows

Our operating activities during the nine months ended September 30, 2009 used $480,239 in cash. At September 30, 2009, accounts payable and accrued expenses totaled $1,938,201. At September 30, 2009, the Company had $7,262 in cash. For the nine months ended September 30, 2009, investing activities provided $480,550 in cash as compared to $0 used in the nine months ended September 30, 2008 and cash from financing activities provided $15,951 as compared to $623,984 provided in the nine months ended September 30, 2008. The Company had a working capital deficit of $16,641,578 at September 30, 2009, which includes convertible debentures of $10,948,105.

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

                                     PART II

                                OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

The Company's Culbertson subsidiary is party to the matter entitled GS AgriFuels Corporation v. Chaykin, et al. The action was filed in the Supreme Court of the State of New York, County of New York, on February 2, 2009. The Complaint seeks damages for defendants' fraudulent misrepresentations, tortious interference, breach of acquisition agreements and related claims relating to the sale by the defendants of the stock of Sustainable Systems, Inc. ("Culbertson") to GS AgriFuels, and arising from the disclosure by the defendants that Culbertson owned its Culbertson, Montana oilseed crushing facility when in fact Culbertson merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the defendants that Culbertson's right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the defendants of materially false financial statements. The defendants served a separate action entitled Max, et al. v. GS AgriFuels Corporation, et al. in the Montana Fourth Judicial District Court in response to GS AgriFuels' New York complaint. GS AgriFuels has petitioned for dismissal of the Montana action. Three of the former shareholders of Culbertson, corresponding to about 64% of the former shareholders' prior ownership interest in Culbertson, have entered into settlement agreements pursuant to which GS AgriFuels has been released from all obligations under the relevant acquisition agreements and otherwise. During the three months ended September 30, 2009, Carbonics agreed to issue 129 shares of the Company's Series D Preferred Stock to two of the former shareholders of the Company's Culbertson subsidiary (see Note 5, Shareholders' Equity, above) in exchange for the execution of mutual general releases amongst the parties and the commitment of the relevant shareholders to provide certain assistance relative to the negotiation and execution of settlement agreements with the balance of the former shareholders of the Company's Culbertson subsidiary. Despite these settlements, Management is unable to evaluate the probability of an unfavorable outcome at this time. An estimate of loss cannot be determined and therefore, no accrual has been made in connection with this contingency.

ITEM 1A  RISK FACTORS

Not Applicable.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS

INDEX TO EXHIBITS

Exhibit
Number            Description
------------------------------------------------------
31.1 Certification    of   Chief    Executive    Officer    pursuant   to   Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002.

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



CARBONICS CAPITAL CORPORATION

                /S/      PAUL T. MILLER
                -----------------------
By:                      PAUL T. MILLER
                         President and Chief Executive Officer
Date:                    November  23, 2009

                /S/      JACQUELINE FLYNN
                -------------------------
By:                      JACQUELINE FLYNN
                         Chief Financial Officer
Date:                    November  23, 2009