Form 10-Q/A
period 2009-06-30
CARBONICS CAPITAL CORP
filed 2009-12-23
CIK 1102414

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                   FORM 10-Q/A
                                (Amendment No. 1)
                            -------------------------

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

                                 Amendment No. 1

This Amendment No.1 on Form 10Q/A, which amends and restates items identified below with respect to the Form 10Q, filed by Carbonics Capital Corporation ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on August 19, 2009 (the "Original Filing"), is being filed in order to :

     o Include restated financial statements as described in Note 10 to the financial statements;

     o Amend Item 2, Management's Discussion and Analysis, to reflect the amended financial statements;

     o Amend Item 4, Controls and Procedures, to reflect the modification to management's assessment of its disclosure controls and procedures caused by the restatement and to provide further disclosures;

     o Amend the following notes under Item 1, Financial Statements and Supplementary Schedules, to reflect the amended financial statements:

          o Note 3, Going Concern, was updated to restate the Company's working capital deficit;

          o Note 5, Financing Arrangements, was updated to restate the schedule of financial obligations and the description of amounts previously recorded due were deleted in the paragraph describing the Stock Purchase Agreement between the Company and GS AgriFuels Corporation ("GS AgriFuels");

          o Note 6, Related Party Transactions, was updated with respect to the description of the Stock Purchase Agreement between the Company and GS AgriFuels;

          o    Note 8,  Acquisitions,  was updated  with respect to the terms of
               the  Stock  Purchase   Agreement   between  the  Company  and  GS
               AgriFuels;

          o Note 10, Restatements, was updated to outline the changes that were made to the financial statements.

None of the other disclosures in this Report have been amended or updated. For updated information about the Company, please refer to the more recent filings made with the SEC.

                          CARBONICS CAPITAL CORPORATION
                          QUARTERLY REPORT ON FORM 10Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2009

                                TABLE OF CONTENTS




                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements ..........................................................................3
                  Condensed Consolidated Balance Sheet - June 30, 2009 (unaudited)
                    and December 31, 2008........................................................................4
                  Condensed Consolidated Statements of Operations - for the Three and Six Months
                     Ended June 30, 2009 (unaudited) and 2008 (unaudited)........................................5
                  Statement of Stockholders' Equity - December 31, 2008 and Six Months
                     Ended June 30, 2009.........................................................................6
                  Condensed Consolidated Statements of Cash Flows - for the Six Months
                    Ended June 30, 2009 (unaudited) and 2008 (unaudited).........................................7
                  Notes to Condensed Consolidated Financial Statements...........................................8
Item 2.           Management's Discussion and Analysis .........................................................12
Item 3            Quantitative and Qualitative Disclosures about Market Risk....................................14
Item 4.           Controls and Procedures.......................................................................14

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

                                     PART I


ITEM 1            FINANCIAL STATEMENTS

                          CARBONICS CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
                                                                                      RESTATED
                                                                                      6/30/2009       12/31/2008
ASSETS                                                                            ------------------------------
Current Assets:
   Cash .......................................................................   $     100,623    $        --
   Accounts receivable, net of allowance for doubtful accounts of $3,094 and $0         226,738             --
   Inventory ..................................................................         141,872             --
   Note receivable - related party ............................................         378,111          386,132
   Prepaid expenses ...........................................................          45,667             --
                                                                                  -------------    -------------
      Total current assets ....................................................         893,010          386,132

   Equipment, net of accumulated depreciation of $8,708 .......................          21,097             --
   Idle property, plant and equipment held for use ............................       1,299,365             --

Other Assets:

   Construction in progress ...................................................         554,720             --
   Restricted cash ............................................................         468,935             --
   Deferred financing fees, net ...............................................            --               --
   Notes receivable, noncurrent ...............................................         525,000             --
                                                                                  -------------    -------------
      Total other assets ......................................................       1,548,655             --
                                                                                  -------------    -------------

TOTAL ASSETS ..................................................................   $   3,762,127    $     386,132
                                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

   Accounts payable and accrued expenses ......................................   $   2,320,502    $     591,511
   Accrued interest ...........................................................         678,979          439,870
   Accrued interest - related party ...........................................          11,212             --
   Deferred grant revenue .....................................................          24,083             --
   Note payable ...............................................................       1,400,000             --
   Note payable - related party ...............................................         106,148             --
   Convertible debentures - related party .....................................         597,823             --
   Convertible debentures .....................................................       8,819,662        9,178,820
   Current maturities of long term debt .......................................         185,941             --
                                                                                  -------------    -------------
      Total current liabilities ...............................................      14,144,351       10,210,201

   Long term debt net of current maturities ...................................         952,272             --
                                                                                  -------------    -------------

      TOTAL LIABILITIES .......................................................      15,096,623       10,519,001
                                                                                  -------------    -------------


Preferred stock
Series C, par $0.001, 1,000,000 shares authorized, 805,767 issued
   and outstanding ............................................................             806              806
Common stock, par $0.001, 500,000,000 authorized
   187,938,551 and 127,279,405 issued and outstanding, respectively ...........         187,938          127,279
Additional paid-in capital ....................................................     123,738,904      128,559,537
Accumulated deficit ...........................................................    (135,262,144)    (138,511,691)
                                                                                  -------------    -------------
   Total stockholders' deficiency .............................................     (11,334,496)      (9,824,069)
                                                                                  -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ................................   $   3,762,127    $     386,132
                                                                                  =============    =============


              The notes to the financial statement are an integral
                           part of these statements.

                          CARBONICS CAPITAL CORPORATION
         [OBJECT OMITTED]CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)


                                                                      Three Months Ended                  Six Months Ended
                                                                              (Restated)                        (Restated)
                                                               6/30/09           6/30/08          6/30/09          6/30/08
                                                         -------------     -------------    -------------     ------------

Revenue ...............................................   $     785,932    $   2,523,489    $   1,637,830    $   6,183,443
Cost of revenues ......................................         981,007        2,339,926        1,977,013        5,601,729
                                                          -------------    -------------    -------------    -------------
                                                               (195,075)         183,563         (339,184)         581,714

Operating expenses:
   General and administrative expenses ................         194,127          248,907          580,513          724,359
   Selling expenses ...................................          15,792            7,897           16,191           34,459
   Stock based compensation ...........................            --            200,000             --            245,000
                                                          -------------    -------------    -------------    -------------
     Total operating expenses .........................         209,919          456,804          596,704        1,003,818
                                                          -------------    -------------    -------------    -------------

Operating loss ........................................        (404,995)        (273,242)        (935,887)        (422,104)
                                                          -------------    -------------    -------------    -------------

Other income (expense):
   Interest income ....................................          28,042             --             28,134             --
   Interest income - related party ....................          49,315             --             49,315             --
   Other income/expense ...............................             200            1,906            1,707            9,556
   Loss on sale of equipment ..........................         (13,455)            --            (14,005)            --
   Grant income .......................................          (2,615)            --             59,563             --
   Amortization of deferred financing costs and
     debt discount ....................................            --               (250)         (46,712)            (500)
   Settlement expense .................................            --               --            (62,500)            --
Costs related to conversion features ..................        (342,032)            --           (342,032)            --
   Costs related to conversion features - related party        (372,138)            --
                                                                                                 (372,138)            --
   Change in fair value of  conversion features .......       5,183,296       (2,528,363)      5, 183,296       (2,528,363)
   Interest expense - related party ...................         (61,075)            --            (61,075)            --
   Interest expense ...................................        (133,474)        (135,890)        (238,119)        (287,325)
                                                          -------------    -------------    -------------    -------------
     Total other income (expense) .....................       4,336,064       (2,662,597)       4,185,434       (2,806,632)

Income (loss) before provision for income taxes .......       3,931,069       (2,935,839)       3,249,547       (3,228,735)

Provision/benefit for income taxes ....................            --               --               --               --
                                                          -------------    -------------    -------------    -------------

Net Income (Loss) .....................................   $   3,931,069    $  (2,935,839)   $   3,249,547    $  (3,228,735)
                                                          =============    =============    =============    =============

Earnings (loss) per share, basic ......................   $        0.02    $       (0.03)   $        0.02    $       (0.03)
                                                          =============    =============    =============    =============

Earnings (loss) per share, dilutive ...................   $        0.01    $       (0.03)   $        0.01    $       (0.03)
                                                          =============    =============    =============    =============
Weighted average share of common stock
   outstanding, basic .................................     154,423,038       95,802,303      140,586,425       95,802,303
                                                          =============    =============    =============    =============

Weighted average shares of common stock
     outstanding, dilutive ............................     500,000,000       95,802,303      500,000,000       95,802,303
                                                          =============    =============    =============    =============




             The notes to the condensed financial statements are an
                       integral part of these statements.


                         CARBONICS CAPITAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEAR ENDED DECEMBER 31, 2008 AND SIX MONTHS ENDED JUNE 30, 2009

                                                             Series C  Preferred Stock            Common Stock
                                                               Shares         Amount         Shares        Amount
                                                          -----------    ----------     -----------   ------------
Balance, December 31, 2007 ............................       974,140    $       974      9,549,266   $     9,549
                                                          ===========    ===========    ===========   ===========

Issuance of common stock upon conversion of debt ......          --             --        9,730,140         9,730
Stock issued for services .............................          --             --        3,000,000         3,000
Stock issued for compensation .........................          --             --       10,000,000        10,000
Conversion of Series C Preferred into common stock ....      (168,373)          (168)    95,000,000        95,000
Forgiveness of affiliate debt .........................          --             --             --            --
Restatement-recapitalization from acquisition of entity
under common control ..................................          --             --             --            --
Net loss ..............................................          --             --             --            --
                                                          -----------    -----------    -----------   -----------

Balance, December 31, 2008 ............................       805,767    $       806    127,279,406   $   127,279
                                                          ===========    ===========    ===========   ===========

Issuance of common stock upon conversion of debt ......          --             --       60,659,145        60,659
Acquisition of entity under common control ............          --             --             --            --
Net income ............................................          --             --             --            --
                                                          -----------    -----------    -----------   -----------

Balance, June 30, 2009, Restated ......................       805,767    $       806    187,938,551   $   187,938
                                                          ===========    ===========    ===========   ===========

                                                                                                     Total
                                                             Additional      Accumulated     Stockholders'
                                                        Paid-In-Capital          Deficit           Equity
                                                          -------------    -------------    --------------
Balance, December 31, 2007 ............................   $ 126,524,280    $(128,319,926)   $  (1,785,123)
                                                          =============    =============    =============

Issuance of common stock upon conversion of debt ......         109,770             --            119,500
Stock issued for services .............................          87,000             --             90,000
Stock issued for compensation .........................         190,000             --            200,000
Conversion of Series B Preferred into common stock ....         (94,832)            --               --
Forgiveness of affiliate debt .........................      (1,796,320)            --         (1,796,320)
Restatement-recapitalization from acquisition of entity
under common control ..................................       3,539,639       (3,539,639)            --
Net (loss) ............................................            --         (6,652,126)      (6,652,126)
                                                          -------------    -------------    -------------
Balance, December 31, 2008 ............................   $ 128,559,537    $(138,511,691)   $  (9,824,069)
                                                          =============    =============    =============

Issuance of common stock upon conversion of debt ......          17,235             --             77,894
Acquisition of entity under common control ............      (4,837,868)            --         (4,837,868)
Net income ............................................            --          3,249,547        3,249,547
                                                          -------------    -------------    -------------

Balance, June 30, 2009, Restated ......................   $ 123,738,904    $(135,262,144)   $ (11,334,496
                                                          =============    =============    =============



             The notes to the condensed financial statements are an
                       integral part of these statements.


                          CARBONICS CAPITAL CORPORATION
         [OBJECT OMITTED]CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)
                                                                                    (RESTATED)
                                                                             Six Months Ended  Six Months Ended
                                                                                      6/30/09          6/30/08
                                                                                -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income from continuing operations .........................................   $ 3,249,547    $(3,228,735)

Adjustments to reconcile net income to net cash used
 in operating activities:
Depreciation and amortization .................................................        88,387           --
Inventory reserve .............................................................        72,027           --
Bad debt expense ..............................................................         3,766           --
Change in fair value of conversion liabilities ................................    (5,183,296)     2,528,363
Recognition and accretion of conversion liabilities ...........................       714,170           --
Accretion of interest income to note receivable principal .....................       (25,000)          --
Loss on sale of equipment .....................................................        14,005           --
Changes in Assets and Liabilities
   Accounts receivable ........................................................       (80,318)          --
   Inventory ..................................................................     1,344,119           --
Prepaid expenses ..............................................................        23,842           --
   Accounts payable and accrued expenses ......................................      (253,931)       130,880
   Accrued interest ...........................................................       138,103           --
   Deferred revenue ...........................................................       (83,242)          --
                                                                                  -----------    -----------
      Net cash provided by (used in) operating activities .....................        22,180       (569,492)
                                                                                  -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES

   Cash placed under restrictions .............................................      (261,751)          --
   Cash acquired from acquisition .............................................       266,605           --
   Proceeds from sale of equipment ............................................        50,000           --
   Proceeds from related party receivable .....................................         8,021           --
   Project development costs ..................................................          --             --
   Additions to and acquisition of property, plant and equipment ..............          (860)          --
                                                                                  -----------    -----------
      Net cash provided by investing activities ...............................        62,014           --
                                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Issuances (Repayments) of long-term debt ...................................        (8,006)       (66,203)
   Advances from related party ................................................        24,435        828,940
   Proceeds from convertible debenture ........................................          --           10,548
   Repayment of note receivable - related party ...............................          --         (200,000)
                                                                                  -----------    -----------
      Net cash provided by financing activities ...............................        16,429        573,285
                                                                                  -----------    -----------

   Net (decrease) increase in cash ............................................       100,623          3,793

   Cash at beginning of period ................................................          --           (3,793)
                                                                                  -----------    -----------

   Cash at end of period ......................................................   $   100,623    $      --
                                                                                  ===========    ===========

Supplemental statement of non-cash investing and financing activities:

Conversion of debentures ......................................................   $    40,368         30,300
Transfer of net assets to related party .......................................   $      --        2,203,653
Stock based compensation ......................................................   $      --          245,000
Increase in related party note due to expenses paid on behalf  of related party   $      --          477,407
Decrease in related party note due to expenses paid on behalf of related party    $      --           14,173
Forgiveness of amount owed to related party ...................................   $      --        2,000,000
Notes receivable for convertible debt .........................................   $   500,000           --
Debt conversions into common stock ............................................   $    37,526           --
Cancellation of accounts payable ..............................................   $   926,739           --
Assumption of accounts payable under convertible debt .........................   $   285,185           --

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

ACQUISITION

Sustainable Systems, Inc.

Effective June 30, 2009, GS AgriFuels Corporation and Carbonics Capital Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics acquired 100% of the stock of Sustainable Systems, Inc. ("Culbertson") from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels' indebtedness to YA Global Investments, L.P. ("YAGI"). In connection with this Agreement, Carbonics issued an amended and restated convertible debenture to YAGI for $4,000,000 due on December 31, 2011. The financial results of this subsidiary are included in the combined results of operations for the three and six ended June 30, 2009 in accordance with Statement on Financial Accounting Standards No. 141(R), Appendix D, for acquisitions of entities under common control.

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

3        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of ($135,262,145) at June 30, 2009. As of June 30, 2009 the Company's current liabilities exceeded current assets by $13,251,341. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

5        FINANCING ARRANGEMENTS

The following is a summary of the Company's  financing  arrangements  as of June
30, 2009:

Current portion of notes payable and long term debt:                                    6/30/2009
                                                                                     ---------------
Current portion of installment debt payable from Culbertson                          $     1,400,000
Mortgages and other term notes                                                               185,941
                                                                                     ---------------
     Total current portion of notes payable and long term debt                       $     1,585,941
                                                                                     ===============
Long-term debt, net of current maturities:
Notes payable from CICS to Montana Dept of Agriculture                               $       124,052
Notes payable from CICS to Great Northern Development                                        828,220
                                                                                     ---------------
         Total long term debt                                                        $       952,272
                                                                                     ===============
Current portion of convertible debentures:

Convertible debenture payable to YAGI issued October 2005                            $     1,205,814
Convertible debenture payable to YAGI issued June 2007                                       633,333
Convertible debenture payable to YAGI issued February 2006                                 2,113,134
Convertible debenture payable to YAGI issued June 2009                                     4,000,000
Convertible debenture payable to Minority Interest Fund (II), LLC                            597,823
Convertible debenture payable to RAKJ issued April 2009                                       77,941
Convertible debenture payable to Blackfield issued April 2009                                789,440
                                                                                     ===============
     Total current convertible debentures                                            $     9,417,485
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

Effective June 30, 2009, the Company and GS AgriFuels Corporation entered into a Stock Purchase Agreement pursuant to which the Company acquired 100% of the stock of Sustainable Systems, Inc. ("Culbertson") from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels' indebtedness to YA Global Investments, L.P. ("YAGI"). In connection with this Agreement, the Company issued an amended and restated convertible debenture to YAGI for $4,000,000 due on December 31, 2011. This debenture provides for interest in the amount of 12% per annum and is convertible at the lesser of the fixed conversion price of $0.01 or 90% of the lowest daily volume weighted average price of Carbonics' common stock during the 20 trading days immediately preceding the conversion date.

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

6        RELATED PARTY TRANSACTIONS

Effective June 30, 2009, the Company and GS AgriFuels Corporation entered into a Stock Purchase Agreement pursuant to which the Company acquired 100% of the stock of Sustainable Systems, Inc. ("Culbertson") from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels' indebtedness to YA Global
Investments, L.P. ("YAGI"). GS AgriFuels is a subsidiary of GreenShift Corporation, which company is majority owned by the Company's majority shareholder, Viridis Capital, LLC.

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

8        ACQUISITION

The Company follows Appendix D of SFAS No. 141(R), "Business Combinations." Effective June 30, 2009, the Company and GS AgriFuels Corporation entered into a Stock Purchase Agreement pursuant to which the Company acquired 100% of the stock of Sustainable Systems, Inc. ("Culbertson") from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels' indebtedness to YA Global
Investments, L.P. ("YAGI"). GS AgriFuels is a subsidiary of GreenShift Corporation, which company is majority owned by the Company's majority shareholder, Viridis Capital, LLC.

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

10       RESTATEMENTS

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

The Company has restated its financial statements for the six months ended June 30, 2009. The Company and GS AgriFuels had previously intended to effect an assignment of GS AgriFuels' note payable and convertible debenture obligations and related accrued interest that may be due (the "Purchase Obligations") from GS AgriFuels to certain selling shareholders (the "Selling Shareholders") of the Company's Sustainable Systems, Inc. subsidiary ("Culbertson"). GS AgriFuels did not receive the consent of the Selling Shareholders to the assignment of the Purchase Obligations to the Company, which was required pursuant to the agreement between GS AgriFuels and the Selling Shareholders. Therefore, GS AgriFuels was not permitted to assign the relevant debt to the Company. Accordingly, this debt and related accrued interest have been removed from the Company's balance sheet presented in this filing and have been returned to GS AgriFuels.

The following shows the effect of the restatements on the financial statements:

                                                                         6/30/09        6/30/09
Balance Sheets:                                                       As reported    As restated
                                                                      --------------------------
Accrued interest payable .........................................   $  1,238,433   $    678,979
Notes payable ....................................................      2,417,451      1,400,000
Convertible debentures ...........................................     12,623,949      8,819,662
Additional paid-in capital .......................................    118,357,712    123,738,904

                                                                         12/31/08       12/31/08
                                                                      As reported    As restated
                                                                      --------------------------
Total liabilities ................................................   $  1,238,433   $    678,979
Total equity .....................................................      2,603,392      1,585,941

                                                       Three months ended 6/30/08       Six month ended 6/30/08
Statements of Operations:                             As reported     As restated    As reported    As restated
                                                     ------------    ------------   ------------  -------------

Total other income (expense)......................... $ (755,851)   $ (2,662,597)   $   621,572   $ (2,806,632)
Net income (loss) ................................... $ (962,916)   $ (2,935,839)   $   227,661   $ (3,228,735)
Earnings (loss) per share ........................... $    (0.01)   $      (0.03)   $      --     $      (0.03)

                                                           6/30/09         6/30/09
Statements of Stockholders' Equity:                    As reported     As restated
                                                       ---------------------------
Acquisition of entity under common control           (10,219,060)      (4,837,868)

                                       14

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

Liquidity and Capital Resources

The Company had $14,144,351 in current liabilities at June 30, 2009, and may need to obtain additional financing to satisfy these obligations.

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

Cash Flows

Our operating activities during the six months ended June 30, 2009 provided $22,180 in cash. At June 30, 2009, accounts payable and accrued expenses totaled $2,320,503. At June 30, 2009, the Company had $100,623 in cash. For the six months ended June 30, 2009, investing activities provided $62,014 in cash, and cash from financing activities provided $16,429. The Company had a working capital deficit of $13,251,341 at June 30, 2009, which includes convertible debentures of $8,819,662.

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

In the course of making our assessment of the effectiveness of our disclosure controls and procedures, we identified a material weakness. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The lack of employees prevents us from segregating disclosure duties. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Based on the results of this assessment, our Chief Executive Officer and our Chief Financial Officer concluded that because of the above condition, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS

                               INDEX TO EXHIBITS

Exhibit
Number            Description
--------------------------------------------------------------------------------
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:                    August 19, 2009

                /S/      JACQUELINE FLYNN
                -------------------------
By:                      JAQUELINE FLYNN
                         Chief Financial Officer

Date:                    August 19, 2009