Form 10-Q/A
period 2009-09-30
CARBONICS CAPITAL CORP
filed 2009-12-23
CIK 1102414

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            -------------------------

                                   FORM 10-Q/A
                                (Amendment No. 1)
                            ------------------------



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

   Amendment No. 1


This Amendment No.1 on Form 10Q/A, which amends and restates items identified below with respect to the Form 10Q, filed by Carbonics Capital Corporation ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on November 23, 2009 (the "Original Filing"), is being filed in order to :

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

o    Amend  the  following   notes  under  Item  1,  Financial   Statements  and
     Supplementary Schedules, to reflect the amended financial statements:

     o Note 1, Acquisition, was updated with respect to the terms of the Stock Purchase Agreement between the Company and GS AgriFuels

     o Note 3, Going Concern, was updated to restate the Company's working capital deficit;

     o Note 5, Shareholders' Equity, was updated to remove the designation and issuance of the Series D Preferred shares from the Company;

     o Note 6, Financing Arrangements, was updated to restate the schedule of financial obligations and the description of amounts previously recorded due were deleted in the paragraph describing the Stock Purchase Agreement between the Company and GS AgriFuels Corporation ("GS AgriFuels");

     o Note 7, Related Party Transactions, was updated with respect to the description of the Stock Purchase Agreement between the Company and GS AgriFuels;

     o Note 9, Acquisitions, was updated with respect to the terns of the Stock Purchase Agreement between the Company and GS AgriFuels;

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

                          CARBONICS CAPITAL CORPORATION
                          QUARTERLY REPORT ON FORM 10Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2009

                                TABLE OF CONTENTS



                                                                                                           Page No
Part I            Financial Information

Item 1.           Financial Statements ..........................................................................3
                  Condensed Consolidated Balance Sheet - September 30, 2009 (unaudited)
                    and December 31, 2008........................................................................4
                  Condensed Consolidated Statements of Operations - for the Three and Nine Months
                    Ended September 30, 2009 (unaudited) and 2008 (unaudited)....................................5
                  Statement of Stockholders' Equity - December 31, 2008 and Nine Months
                    Ended September 30, 2009.....................................................................6
                  Condensed Consolidated Statements of Cash Flows - for the Nine Months
                    Ended September 30, 2009 (unaudited) and 2008 (unaudited)....................................7
                  Notes to Condensed Consolidated Financial Statements...........................................8
Item 2.           Management's Discussion and Analysis .........................................................16
Item 3            Quantitative and Qualitative Disclosures about Market Risk....................................19
Item 4.           Controls and Procedures.......................................................................19

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















                                     PART I


ITEM 1            FINANCIAL STATEMENTS




                         CARBONICS CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
                                                                                       RESTATED
                                                                                      9/30/2009       12/31/2008
                                                                                  -------------    -------------
ASSETS
Current Assets:
   Cash .......................................................................   $       7,262    $        --
   Accounts receivable, net of allowance for doubtful accounts of $3,094 and $0          87,614             --
   Inventory ..................................................................          28,198             --
   Note receivable - related party ............................................         320,398          386,132
   Prepaid expenses ...........................................................          83,991             --
                                                                                  -------------    -------------
      Total current assets ....................................................         527,463          386,132

   Equipment, net of accumulated depreciation of $9,313 .......................          19,966             --
   Property, plant and equipment held for use .................................       1,299,365             --

Other Assets:

   Construction in progress ...................................................         554,720             --
   Restricted cash ............................................................         241,980             --
                                                                                  -------------    -------------
      Total other assets ......................................................         796,700             --
                                                                                  -------------    -------------

TOTAL ASSETS ..................................................................   $   2,643,493    $     386,132
                                                                                  =============    =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

   Accounts payable and accrued expenses ......................................   $   2,046,733    $     591,511
   Accrued interest ...........................................................         840,316          439,870
   Accrued interest - related party ...........................................             373             --
   Note payable ...............................................................       1,404,600             --
   Note payable - related party ...............................................         105,669             --
   Convertible debentures - related party .....................................         415,293             --
   Convertible debentures .....................................................       7,948,120        9,178,820
   Current maturities of long term debt .......................................         218,686             --
                                                                                  -------------    -------------
      Total current liabilities ...............................................      12,979,790       10,210,201
   Long term debt net of current maturities ...................................         914,927             --
                                                                                  -------------    -------------
      TOTAL LIABILITIES .......................................................      13,894,717       10,210,201
                                                                                  -------------    -------------

Preferred stock
Series C, par $0.001, 1,000,000 shares authorized, 805,767 and 805,767 issued
   and outstanding, respectively ..............................................             806              806
Series D, par $1,000, 1,000,000 shares authorized, 0 and 0 issued
   and outstanding, respectively ..............................................            --               --
Common stock, par $0.001, 500,000,000 authorized
   250,964,080 and 127,279,405 issued and outstanding, respectively ...........         250,964          127,279
Additional paid-in capital ....................................................     123,849,832      128,559,537
Accumulated deficit ...........................................................    (135,352,826)    (138,511,691)
                                                                                  -------------    -------------
   Total stockholders' deficiency .............................................     (11,251,224)      (9,824,069)
                                                                                  -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ................................   $   2,643,493    $     386,132
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


                                                                      Three Months Ended                  Nine months Ended
                                                             (Restated)       (Restated)       (Restated)        (Restated)
                                                                9/30/09          9/30/08          9/30/09          9/30/08
                                                          -------------     -------------    -------------     ------------
Revenue ...............................................   $     149,153    $   1,559,187    $   1,786,983    $   7,742,630
Cost of revenues ......................................         121,815        1,348,654        2,098,827        6,950,383
                                                          -------------    -------------    -------------    -------------
                                                                 27,338          210,533         (311,844)         792,248

Operating expenses:
   General and administrative expenses ................         199,994          363,329          780,506        1,082,688
   Selling expenses ...................................            --              8,909           16,191           27,774
   Stock based compensation ...........................            --               --               --            250,000
                                                          -------------    -------------    -------------    -------------
     Total operating expenses .........................         199,994          372,238          796,697        1,360,462
                                                          -------------    -------------    -------------    -------------

Operating loss ........................................        (172,656)        (161,705)      (1,108,542)        (568,214)
                                                          -------------    -------------    -------------    -------------

Other income (expense):
   Interest income ....................................         (23,425)            --              4,709             --
   Interest income - related party ....................          50,586             --             99,901             --
   Other income/expense ...............................            --             16,754            1,707           26,310
   Loss on sale of equipment ..........................               2             --            (14,005)            --
   Grant income .......................................            --             99,658           59,563           99,658
   Gain on extinguishment of debt .....................          48,186             --             48,186             --
   Amortization of deferred financing costs and
     debt discount ....................................            --               (250)         (46,712)            (750)
   Settlement expense .................................            --               --            (62,500)            --
Costs related to conversion features ..................         259,431             --            (82,601)            --
   Costs related to conversion features - related party          (9,406)            --           (381,543)            --
   Change in fair value of conversion features ........            --           (291,375)      5, 183,296       (2,819,738)
   Interest expense - related party ...................         (40,016)            --           (101,091)            --
   Interest expense ...................................        (203,386)         (91,255)        (441,505)        (378,579)
                                                          -------------    -------------    -------------    -------------
     Total other income (expense) .....................          81,973)        (266,468)       4,267,407       (3,073,099)

Income (loss) before provision for income taxes .......         (90,683)        (428,172)       3,158,866       (3,641,314)

Provision/benefit for income taxes ....................            --               --               --               --
                                                          -------------    -------------    -------------    -------------

Net Income (Loss) .....................................   $     (90,683)   $    (428,172)   $   3,158,866    $  (3,641,314)
                                                          =============    =============    =============    =============

Earnings (loss) per share, basic ......................   $        --      $        --      $        0.02    $       (0.04)
                                                          =============    =============    =============    =============

Earnings (loss) per share, dilutive ...................   $        --      $        --      $        0.02    $       (0.04)
                                                          =============    =============    =============    =============
Weighted average share of common stock
   outstanding, basic .................................     313,287,800       95,802,303      198,826,036       95,802,303
                                                          =============    =============    =============    =============

Weighted average shares of common stock
     outstanding, dilutive ............................     500,000,000       95,802,303      500,000,000       95,802,303
                                                          =============    =============    =============    =============

             The notes to the condensed financial statements are an
                       integral part of these statements.

                                       6

                          CARBONICS CAPITAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEAR ENDED DECEMBER 31, 2008 AND NINE MONTHS ENDED SEPTEMBER 30, 2009

                                                           Series C Preferred Stock Series D Preferred Stock       Common Stock
                                                               Shares         Amount  Shares         Amount    Shares        Amount
                                                          --------------------------------------------------------------------------

Balance, December 31, 2007 ............................       974,140    $       974    --   $     --       9,549,266   $     9,549
                                                          ===========    ===========    ==   ==========   ===========   ===========
Issuance of common stock upon conversion of debt ......          --             --                 --            --       9,730,140
                                                                                                                               9730
Stock issued for services .............................          --             --      --         --       3,000,000         3,000
Stock issued for compensation .........................          --             --      --         --      10,000,000        10,000
Conversion of Series C Preferred into common stock ....      (168,373)          (168)              --            --      95,000,000
                                                                                                                             95,000
Forgiveness of affiliate debt .........................          --             --      --         --            --            --
Restatement-recapitalization from acquisition of entity
under common control ..................................          --             --      --         --            --            --
Net loss ..............................................          --             --      --         --            --            --
                                                                         -----------    --   ----------   -----------   -----------

Balance, December 31, 2008 ............................       805,767    $       806    --   $     --     127,279,406   $   127,279
                                                          ===========    ===========    ==   ==========   ===========   ===========

Issuance of common stock upon conversion of debt ......          --             --      --         --     123,684,674       123,685
Acquisition of entity under common control ............          --             --      --         --            --            --
Beneficial conversion feature .........................          --             --      --         --            --            --
Forgiveness of debt ...................................          --             --      --         --            --            --
Net income ............................................          --             --      --         --            --            --
                                                          -----------    -----------    --   ----------   -----------   -----------
Balance, September 30, 2009, (restated) ...............       805,767    $       806    --   $     --     250,964,080   $   250,964
                                                          ===========    ===========    ==   ==========   ===========   ===========

                                                                                                       Total
                                                              Additional        Accumulated    Stockholders'
                                                         Paid-In-Capital            Deficit           Equity
                                                          --------------    --------------    ---------------
Balance, December 31, 2007 ............................   $  126,524,280    $ (128,319,926)   $   (1,785,123)
                                                          ==============    ==============    ==============

Issuance of common stock upon conversion of debt ......          109,770              --             119,500
Stock issued for services .............................           87,000              --              90,000
Stock issued for compensation .........................          190,000              --             200,000
Conversion of Series B Preferred into common stock ....          (94,832)             --                --
Forgiveness of affiliate debt .........................       (1,796,320)             --          (1,796,320)
Restatement-recapitalization from acquisition of entity
under common control ..................................        3,539,639        (3,539,639)             --
Net (loss) ............................................             --          (6,652,126)       (6,652,126)
                                                          --------------    --------------    --------------
Balance, December 31, 2008 ............................   $  128,559,537    $ (138,511,691)   $   (9,824,069)
                                                          ==============    ==============    ==============

Issuance of common stock upon conversion of debt ......          (12,383)             --             111,302
Acquisition of entity under common control ............       (4,837,868)             --          (4,837,868)
Beneficial conversion feature .........................          109,164              --             109,164
Forgiveness of debt ...................................           31,382              --              31,382
Net income ............................................             --           3,158,866         3,158,866
                                                          --------------    --------------    --------------

Balance, September 30, 2009, (restated) ...............   $  123,849,826    $ (135,352,825)   $  (11,251,224)
                                                          ==============    ==============    ==============


             The notes to the condensed financial statements are an
                       integral part of these statements.

                          CARBONICS CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)
                                                                                 (RESTATED)
                                                                                Nine Months    Nine Months
                                                                              Ended 9/30/09  Ended 9/30/08
                                                                              -------------  --------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income from continuing operations ........................................   $ 3,158,866    $(3,641,314)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization ................................................        89,395           --
Inventory reserve ............................................................        72,027           --
Bad debt expense .............................................................         1,489           --
Change in fair value of conversion liabilities ...............................    (5,183,296)     2,819,738
Recognition and accretion of conversion liabilities ..........................       464,144           --
Loss on sale of equipment ....................................................        14,003           --
Changes in Assets and Liabilities
   Accounts receivable .......................................................        61,083           --
   Inventory .................................................................     1,457,793           --
   Prepaid expenses ..........................................................       (14,483)          --
   Accounts payable and accrued expenses .....................................      (719,503)       201,385
   Accrued interest ..........................................................       289,561           --
   Deferred revenue ..........................................................      (107,325)          --
                                                                                 -----------    -----------
      Net cash provided by (used in) operating activities ....................      (416,246)      (620,191)
                                                                                 -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES

   Cash placed under restrictions ............................................       (34,796)          --
   Cash acquired from acquisition ............................................       266,605           --
      Proceeds from sale of equipment ........................................        50,125           --
      Proceeds from related party receivables ................................        99,484           --
   Project development costs .................................................          --             --
   Additions to and acquisition of property, plant and equipment .............          (860)          --
                                                                                 -----------    -----------
      Net cash provided by investing activities ..............................       380,557           --
                                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Issuances (Repayments) of long-term debt ..................................        (8,006)       (66,314)
   Advances from related party ...............................................        50,956        879,750
   Proceeds from convertible debenture .......................................          --           10,548
   Repayment of note receivable - related party ..............................          --         (200,000)
                                                                                 -----------    -----------
      Net cash provided by financing activities ..............................        42,950        623,984
                                                                                 -----------    -----------
   Net (decrease) increase in cash ...........................................         7,262          3,793

   Cash at beginning of period ...............................................          --           (3,793)
                                                                                 -----------    -----------
   Cash at end of period .....................................................   $     7,262    $      --
                                                                                 ===========    ===========

Supplemental statement of non-cash investing and financing activities:

Transfer of net assets to related party ......................................   $      --        2,203,653
Stock based compensation .....................................................   $      --          250,000
Increase in related party note due to expenses paid on behalf of related party   $      --          717,680
Decrease in related party note due to expenses paid on behalf of related party   $      --        1,275,388
Forgiveness of amount owed to related party ..................................   $      --        2,000,000
Debt conversions into common stock ...........................................   $   111,302           --
Cancellation of accounts payable .............................................   $   926,739           --

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of $(135,352,826) at September 30, 2009. As of September 30, 2009 the Company's current liabilities exceeded current assets by $12,452,327, which includes convertible debentures of $7,948,120, accrued interest payable of $840,689, and related party convertible debentures of $415,293. The Company's working capital deficit net of these amounts is $3,248,225. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

6        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of September 30, 2009:

Current portion of notes payable and long term debt:

Current portion of installment debt payable from Culbertson to Anchor Light, L.P.    $     1,400,000
Mortgages and other term notes                                                               223,286
                                                                                     ---------------
     Total current portion of notes payable and long term debt                       $     1,623,286
                                                                                     ===============

Long-term debt, net of current maturities:
Notes payable to Montana Dept of Agriculture from Culbertson                         $       124,052
Notes payable to Great Northern Development from Culbertson                                  790,875
                                                                                     ---------------
     Total long term debt                                                            $       914,927
                                                                                     ===============

Current portion of convertible debentures:
Convertible debenture payable to YA Global Investments issued October 2005           $    1,205,814
Convertible debenture payable to YA Global Investments issued June 2007                     633,333
Convertible debenture payable to YA Global Investments issued February 2006               2,040,401
Convertible debenture payable to YA Global Investments issued June 2009                   4,000,000
Convertible debenture payable to Minority Interest Fund (II)                                415,293
Convertible debenture payable to RAKJ Holdings issued April 2009                             68,572
                                                                                    ===============
     Total current convertible debentures                                           $     8,363,413
                                                                                    ===============

CONVERTIBLE DEBENTURES

As of September 30, 2009, the Company had convertible debentures payable to Minority Interest Fund (II), LLC ("MIF") in an aggregate amount of $415,293 (the "MIF Debentures"). The MIF Debentures include an additional debenture issued on April 1, 2009 in the amount of $1,000,000 (the "MIF Debenture") in return for a promissory note issued by MIF to the Company in the amount of $1,000,000 (the "MIF Note"). The MIF Note bears interest at the rate of 20% per year and matures on December 31, 2010. The MIF Debentures bear interest at a rate of 20% per year and mature on December 31, 2010. MIF is entitled to convert the $1,000,000 of the MIF Debentures at a rate equal to 60% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. The MIF Note has been recorded net of the MIF Debenture as of September 30, 2009 given the presumed right of offset accorded to related parties. The interest receivable due under the MIF Note has also been presented net of the interest payable due under the MIF Debenture. During the nine months ended September 30, 2009, MIF purchased additional debentures from the Company in the amount of $89,500, assigned $87,817 of the principal amount due to MIF to RAKJ Holdings, Inc. ("RAKJ") ($67,817) and Mammoth Corporation ("Mammoth") ($20,000). The Company determined the value of the MIF Debenture at April 1, 2009 to be $1,362,732, which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall be increased from its present value of $362,732 at April 1, 2009 to its estimated settlement amount of $428,571 at December 31, 2010. As of September
30, 2009, an expense of $18,812 has been recorded as interest expense for the accretion of the discount on the convertible note payable, thereby increasing the carrying value of the MIF Debenture to $415,293 at September 30, 2009. For the nine months ended September 30, 2009, interest income of $99,901 and interest expense of $101,091 for the MIF Debentures were incurred. The managing member of MIF is a relative of the Company's chairman.

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

The Company has restated its financial statements for the nine months ended September 30, 2009. The Company and GS AgriFuels had previously intended to effect an assignment of GS AgriFuels' note payable and convertible debenture obligations and related accrued interest that may be due (the "Purchase Obligations") from GS AgriFuels to certain selling shareholders (the "Selling Shareholders") of the Company's Sustainable Systems, Inc. subsidiary
("Culbertson"). GS AgriFuels did not receive the consent of the Selling Shareholders to the assignment of the Purchase Obligations to the Company, which was required pursuant to the agreement between GS AgriFuels and the Selling Shareholders. Therefore, GS AgriFuels was not permitted to assign the relevant debt to the Company. Accordingly, this debt and related accrued interest have been removed from the Company's balance sheet presented in this filing and have been returned to GS AgriFuels.

The following shows the effect of the restatements on the financial statements:

Balance Sheets:
                                                                9/30/09          9/30/09
                                                            As reported      As restated
                                                           ------------    -------------
Accounts payable and accrued expenses .................   $   1,938,201    $   2,046,733
Accrued interest payable ..............................   $   1,335,771    $     840,316
Notes payable .........................................       2,206,942        1,404,600
Convertible debentures, current .......................      10,948,105        7,948,120
Derivative liabilities ................................          37,673             --
Liability for conversion features on Series D Preferred          91,327             --
Additional paid-in capital ............................     119,586,512      123,849,832
Accumulated deficit ...................................    (135,407,756)    (135,352,826)

                                                               12/31/08         12/31/08
                                                            As reported      As restated
                                                          -------------   --------------
Total liabilities .....................................   $   3,456,714    $  10,210,201
Total equity ..........................................   $  (3,014,781)   $  (9,824,069)

Statements of Operations:
                                                           Three Months Ended 9/30/09        Six Months Ended 9/30/09
                                                           As reported    As restated     As reported     As restated
                                                          ---------------------------    ----------------------------

Interest expense .....................................   $   (258,316)   $   (203,386)   $   (496,435)   $   (441,505)
Income (loss) from continuing operations .............       (145,613)        (90,683)      3,103,936       3,158,866
Net income (loss) ....................................       (145,613)        (90,683)      3,103,936       3,158,866
Earnings (loss) per share:
Continuing operations ................................   $       --      $       --      $       0.02    $       0.02
Total, basic and diluted .............................   $       --      $       --      $       0.02    $       0.02

                                                           Three Months Ended 9/30/09        Six Months Ended 9/30/09
                                                           As reported    As restated     As reported     As restated
                                                        -----------------------------    ----------------------------
Total other income (expense).........................   $    (75,495)   $   (266,468)    $    546,078   $ (3,073,099)
Net income (loss) ...................................        (96,898)       (428,172)         130,763     (3,641,314)
Earnings (loss) per share: ..........................   $       --      $       --       $       --     $      (0.04)

Statements of Stockholders' Equity:
                                                              9/30/09         9/30/09
                                                          As reported     As restated
                                                        -----------------------------
Issuance of Series D Preferred for debt .............   $   1,009,340   $        --
Forgiveness of debt .................................         139,914          31,382
Net income ..........................................       3,103,936       3,158,866

Statements of Cash Flows:
                                                              9/30/09          9/30/09
                                                          As reported      As restated
                                                        ------------------------------
Net loss from continuing operations .................   $   3,103,936   $    3,158,866
Accrued interest ....................................         344,491          289,561
Forgiveness of amount owed to related party .........   $   1,246,872   $         --


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

Interest/Other Expense

Interest expenses for the three months ended September 30, 2009 were $203,386 and $91,255 for the three months ended September 30, 2008. Included in the three months ended September 30, 2009 was $243,402 of interest expense, consisting of $203,386 in accrued interest, $40,016 in accrued interest due to a related party; Other expense included $250,026 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the three months ended September 30, 2009. Amortization of note discount was $0 and $250, respectively for the three months ended September 30, 2009 and 2008.

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

Net Income

Net income (loss) for the three months ended September 30, 2009 was $90,683 as compared to a net loss of $428,172 from the same period in 2008.

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

Interest/Other Expense

Interest expense for the nine months ended September 30, 2009 was $542,596 and $378,579 for the same period in 2008. Included in the nine months ended September 30, 2009 was $411,505 in accrued interest, and $101,091 accrued interest due to a related party; Other expenses included $464,144 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the nine months ended September 30, 2009. Amortization of note discount was $46,712 and $750, respectively for the nine months ended September 30, 2009 and 2008.

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

Net Income

Net income for the nine months ended September 30, 2009 was $3,158,866 as compared to a net loss of $3,641,314 from the same period in 2008.

Liquidity and Capital Resources

The Company had $12,979,790 in current liabilities at September 30, 2009, and may need to obtain additional financing to satisfy these obligations. The amount of capital needed to restart the operations of our oilseed crush facility is estimated to be in excess of $3,000,000, however, we do not intend to restart this facility without also completing the previously idled expansion project to increase its oil production capacity to 600 tons per day. This would require in excess of $8,000,000 in debt and equity financing. The Company is seeking sufficient financing.

Our primary sources of liquidity are cash provided by and financing activities. For the nine months ended September 30, 2009, net cash used in our operating activities was $416,246 as compared to $620,191 used in the nine months ended September 30, 2008. The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of proceeds from issuance of debt and common stock. The Company plans to fund ongoing operations during 2009 with a combination of proceeds from the issuance of debt and equity as well as the repayment to the Company of loans receivable and other amounts due.

Cash Flows

Our operating activities during the nine months ended September 30, 2009 used $416,246 in cash. At September 30, 2009, accounts payable and accrued expenses totaled $2,046,733. At September 30, 2009, the Company had $7,262 in cash. For the nine months ended September 30, 2009, investing activities provided $380,557 in cash as compared to $0 used in the nine months ended September 30, 2008 and cash from financing activities provided $42,951 as compared to $623,984 provided in the nine months ended September 30, 2008. The Company had a working capital deficit of $12,452,327 at September 30, 2009, which includes convertible debentures of $7,948,120.

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

None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6      EXHIBITS

                               INDEX TO EXHIBITS

Exhibit
Number            Description
------------------------------------------------

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