Form 10-K/A
period 2008-12-31
CARBONICS CAPITAL CORP
filed 2010-01-15
CIK 1102414

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-K/A
                                (Amendment No. 1)
                            -------------------------

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
               (Registrant's telephone number including area code)


Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 406 of the Securities Act.    Yes    No X
                                                 ---   ---
Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.    Yes    No  X
                                                           ---   ---

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

Large accelerated filer             Accelerated filer
                        ---                                 ---
Non-accelerated filer               Small reporting company  X
                        ---                                 ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No X
                                    ---    ---

The number of outstanding shares of common stock and value of the voting stock held by non-affiliates of the Registrant as of April 14, 2009 was 133,179,491.

                                 Amendment No. 1

This Amendment No.1 on Form 10-K/A, which amends and restates items identified below with respect to the Form 10- K, filed by Carbonics Capital Corporation ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on April 14, 2009 (the "Original Filing"), is being filed to in order to:

     o Include restated financial statements as described in Note 12 to the financial statements;

     o Amend Item 8A, Controls and Procedures, to reflect the modification to management's assessment of its disclosure controls and procedures caused by the restatement and to provide further disclosures;

     o Amend Item 7, Management's Discussion and Analysis, to reflect the amended financial statements and otherwise as follows:

          o    the  paragraph   titled   Expenses   Associated  with  Change  in
               Convertible Liabilities was added;

          o the paragraph titled Gain Associated with Derivative Instruments was deleted;

          o    the breakdown of working capital deficit was updated

     o Amend the following notes under Item 8, Financial Statements and Supplementary Schedules, to reflect the amended financial statements:

          o The report of Independent Registered Public Accounting Firm was updated to reflect restatement;

          o Note 1, Acquisition, was updated with respect to the terms of the Stock Purchase Agreement between the Company and GS AgriFuels;

          o Note 3, Going Concern, was updated to restate the Company's working capital deficit;

          o    Note  4,   Significant   Accounting   Policies,   the   Financial
               Instruments section was modified as well as the New Accounting Pronouncements section

          o Note 5, Financing Arrangements, was updated to restate the schedule of financial obligations;

          o    Note 6, Embedded Derivatives, was deleted; and,

          o Note 12, Restatement, was added to outline the changes that were made to the financial statements.

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

Part II
Item 5      Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchase of Equity Securities ......................................................8
Item 6      Selected Financial Data
Item 7      Management's Discussion and Analysis.............................................................9
Item 8      Financial Statements and Supplementary Data.....................................................11
Item 9      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............23
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

Part IV
Item 15     Exhibits and Financial Statement Schedules .....................................................28

Signatures..................................................................................................34


                                     PART I

Basis of Presentation

In this Annual Report on Form 10-K, the terms "we," "our," "us," "Carbonics," "Carbonics Corporation" or the "Company" refer to Carbonics Capital Corporation, and its subsidiaries on a consolidated basis. The term "Carbonics Capital Corporation" refers to Carbonics Capital Corporation on a stand alone basis only, and not its subsidiaries.

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

Carbonics had a loss from continuing operations of $6,383,036 during the twelve months ended December 31, 2008, and had $0 in cash at December 31, 2008. These matters raise substantial doubt about our ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

We lack capital to fund our operations.

During the twelve months ended December 31, 2008 our operations used $607,566 in cash, but our debt service obligations required cash in excess of that amount. Loans from some of our shareholders and the issuance of convertible debentures funded our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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

ITEM 6.              SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Interest Expense

Interest expense for the twelve months ended December 31, 2008 was $177,425, representing an increase of $56,037 from $121,388 for the same period in 2007.

Expenses Associated with Change in Convertible Liabilities

As of December 31, 2008, the Company had several convertible debentures due to YA Global Investments, LP. The Company accounted for the convertible debentures in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value. We recognize interest expense for the conversion liability which is added to the principal of the debenture. We also recognize interest expense for accretion of the conversion liability over the term of the note. The additional value for the conversion features of $5,757,079 for the year ended December 31, 2008 have been recognized within Other Income (Expense) as Changes in conversion liabilities in the accompanying financial statements.

Net Income or Loss

Net loss from continuing operations for the twelve months ended December 31, 2008, was $6,383,036 as compared to a loss from continuing operations of $13,144,286 from the same period in 2007. The Company transferred its interest in all of its subsidiaries to GreenShift Corporation during the twelve months ended December 31, 2007 resulting in a loss on disposal of discontinued operations of $28,741,853 for the twelve months ended December 31, 2007 which was excluded from the above figures. Net loss of $6,383,036 for the twelve months ended December 31, 2008 as compared to a net loss of $41,886,139 for the same period in 2007 was due primarily to the loss on the disposal of its subsidiaries as well as increased operating expenses, interest and amortization charges associated with financing, and issuance of stock based compensation.

Liquidity and Capital Resources

The Company had $10,267,094 in liabilities at the end of the twelve months ended December 31, 2008, and may need to obtain additional financing to satisfy these obligations.

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

Cash Flows

Our operating activities during the twelve months ended December 31, 2008 used $607,566 in cash. At December 31, 2008, accounts payable and accrued expenses totaled $591,511. At December 31, 2008 the Company had $0 cash. For the twelve months ended December 31, 2008, investing activities provided $0 in cash, and cash from financing activities of provided $607,566. The Company had a working capital deficit of $9,880,962 at December 31, 2008, which includes convertible debentures of $9,235,713.

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

Off Balance Sheet Arrangements

None.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES


                                                                                                     Page No
FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm...................................................11

Consolidated Balance Sheet ...............................................................................12

Consolidated Statements of Operations ....................................................................13

Consolidated Statements of Stockholders' Equity...........................................................14

Consolidated Statements of Cash Flows.....................................................................15

Notes to Consolidated Financial Statements ...............................................................16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Carbonics Corporation

We have audited the accompanying balance sheets of Carbonics Corporation as of December 31, 2008 and 2007, and the related statements of income, stockholders' equity and cash flows for each of the years in the two-year period then ended. Carbonics Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carbonics Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 12, the financial statements as of and for the year ended December 31, 2008 have been restated.


                                   /s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

April 15, 2009, except for Note 12 as to which the date is January 14, 2010


                          CARBONICS CAPITAL CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2008
                                                                         RESTATED         RESTATED
                                                                       12/31/2008       12/31/2007
                                                                    ------------------------------
ASSETS
Current Assets:
   Cash                                                             $        --      $        --
   Note receivable - related party                                        386,132        2,948,831
   Interest receivable - related party                                       --            196,832
                                                                    -------------    -------------
      Total current assets                                                386,132        3,145,663

Furniture and equipment - net                                                --             69,628

   Deposits                                                                  --             32,515
                                                                    -------------    -------------

TOTAL ASSETS                                                        $     386,132    $   3,247,806
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

   Accounts payable and accrued expenses                            $     591,511    $   1,064,672
   Liabilities to be settled in stock                                        --            407,333
   Accrued interest                                                       439,870          262,445
   Convertible debentures                                               9,235,713        3,605,467
   Current maturities of long term debt                                      --             26,329
                                                                    -------------    -------------
      Total current liabilities                                        10,267,094        5,366,246
                                                                    -------------    -------------

   TOTAL LIABILITIES                                                   10,267,094        5,366,246
                                                                    -------------    -------------

Preferred stock
   Series C, par $0.001, 1,000,000 shares authorized,
   805,767 and 974,140 issued and outstanding                                 806              974
Common stock, par $0.001, 500,000,000 authorized
   127,279,406 and 9,549,649 issued and outstanding, respectively         127,279            9,549
Additional paid-in capital                                            125,027,231      126,524,280
Accumulated deficit                                                  (135,036,278)    (128,653,242)
                                                                    -------------    -------------
   Total stockholders' deficiency                                      (9,880,962)      (2,118,439)
                                                                    -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $     386,132    $   3,247,806
                                                                    =============    =============


              The notes to the financial statement are an integral
                           part of these statements.

                          CARBONICS CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                            RESTATED         RESTATED
                                                                2008             2007
                                                       ------------------------------
Revenue                                                $        --      $        --
Cost of revenues                                                --               --
                                                       -------------    -------------
  Gross profit                                                  --               --
                                                       -------------    -------------

Operating expenses:
   General and administrative expenses                       203,532        2,189,157
    Stock based compensation                                 245,000        2,588,396
                                                       -------------    -------------
     Total operating expenses                                448,531        4,777,553
                                                       -------------    -------------

Operating loss                                              (448,531)      (4,777,553)
                                                       -------------    -------------

Other income (expense):
   Amortization of deferred financing costs and
     debt discount                                              --           (330,519)
   Loss on impairment of assets                                 --         (6,395,879)
   Loss on extinguishment of debt                               --               --
   Settlement expense                                           --           (267,056)
   Change In fair value of conversion features            (5,757,079)      (1,251,891)
   Interest expense                                         (177,425)        (121,388)
                                                       -------------    -------------
     Total other income (expense)                         (5,934,504)      (8,366,733)

Loss before provision for income taxes                    (6,383,036)     (13,144,286)

Provision  for income taxes                                     --               --

Net loss from continuing operations                       (6,383,036)     (13,144,286)
                                                       -------------    -------------

Discontinued operations:
Loss from discontinued operations                               --        (32,171,517)
Gain on disposal of discontinued operations                     --          3,429,664
                                                       -------------    -------------
   Total discontinued operations                                --        (28,741,853)
                                                       -------------    -------------

Net Loss                                               $  (6,383,036)   $ (41,886,139)
                                                       =============    =============

Common share, basic and diluted
income (loss) per share from continuing operations     $       (0.06)   $       (1.47)

Common share, basic and diluted
income (loss) per share from discontinued operations   $        --      $       (3.22)
                                                       -------------    -------------

Common share, basic and diluted
income (loss) per share                                $       (0.06)   $       (4.70)
                                                       =============    =============

Weighted average share of common stock
   outstanding, basic and diluted                        100,532,324        8,919,229
                                                       =============    =============


            The notes to the Consolidated Financial Statement are an
                       integral part of these statements.




                          CARBONICS CAPITAL CORPORATION
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                             Series C Preferred Stock               Common Stock
                                                               Shares          Amount          Shares          Amount

Balance, December 31, 2006                                  1,000,000    $      1,000       5,911,292    $      5,911
                                                         ============    ============    ============    ============

Issuance of common stock upon conversion of debt                 --              --           274,414             274
Stock issued for compensation                                    --              --         1,412,500           1,413
Liabilities to be settled in stock                               --              --              --              --
Stock compensation included in discontinued operations           --              --           698,191             698
Conversion of Series C Preferred into common stock            (25,860)            (26)      2,006,202           2,006
Warrants issued for deferred financing fees                      --              --              --              --
Stock issued in consideration of cancellation of debt            --              --           513,250             513
Forgiveness of affiliate debt                                    --              --              --              --
Issuance of note payable in consideration of
  cancellation of shares                                         --              --        (1,263,250)         (1,263)
Cancellation of shares by related party                          --              --            (3,333)             (3)
Distribution of subsidiaries to GreenShift                       --              --              --
                                                         ------------    ------------    ------------    ------------
Property distribution to shareholders                            --              --              --              --
Net loss                                                         --              --              --
                                                         ------------    ------------    ------------    ------------


Balance, December 31, 2007 (restated)                         974,140    $        974       9,549,266    $      9,549
                                                         ============    ============    ============    ============

Issuance of common stock upon conversion of debt                 --              --         9,730,140           9,730
Stock issued for services                                        --              --         3,000,000           3,000
Stock issued for compensation                                    --              --        10,000,000          10,000
Conversion of Series C Preferred into common stock           (168,373)           (168)     95,000,000          95,000
Forgiveness of affiliate debt                                    --              --              --              --
Net loss                                                         --              --              --
                                                         ------------    ------------    ------------    ------------

Balance, December 31, 2008 (restated)                         805,767    $        806     127,279,406    $    127,279
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



                          CARBONICS CAPITAL CORPORATION
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007



                                                                                                       Total
                                                                Additional       Cumulative    Stockholders'
                                                           Paid-In-Capital          Deficit           Equity
                                                           -------------------------------------------------

Balance, December 31, 2006                                   $  58,695,961    $ (72,561,616)   $ (13,858,744)
                                                             =============    =============    =============

Issuance of common stock upon conversion of debt                   209,814             --            210,088
Stock issued for compensation                                    2,560,146             --          2,561,559
Liabilities to be settled in stock                                (407,333)            --           (407,333)
Stock compensation included in discontinued operations             794,489             --            795,187
Conversion of Series B Preferred into common stock                 (40,098)            --            (38,118)
Warrants issued for deferred financing fees                        266,361             --            266,361
Stock issued in consideration of cancellation of debt            2,126,068             --          2,126,581
Forgiveness of affiliate debt                                      108,763             --            108,763
Issuance of note payable in consideration of
  cancellation of share                                           (732,587)            --           (733,850)
Cancellation of shares by related party                                 67             --                 64
Distribution of subsidiaries to GreenShift                      62,942,629      (12,601,487)      50,341,142
Property distribution to shareholders                                 --         (1,604,000)      (1,604,000)
Net loss                                                              --        (41,886,139)     (43,372,453)
                                                             -------------    -------------    -------------

Balance, December 31, 2007 (restated)                        $ 126,524,280    $(128,653,242)   $  (2,118,439)
                                                             =============    =============    =============

Issuance of common stock upon conversion of debt                    53,370             --             63,100
Stock issued for services                                           87,000             --             90,000
Stock issued for compensation                                      190,000             --            200,000
Conversion of Series B Preferred into common stock                 (94,832)            --               --
Change in conversion feature due to conversion liabilities          63,733             --             63,733
Forgiveness of affiliate debt                                   (1,796,320)            --         (1,796,320)
Net income (loss)                                                     --         (6,383,036)      (6,383,036)
                                                             -------------    -------------    -------------
Balance, December 31, 2008 (restated)                        $ 125,027,231    $(135,036,278)   $  (9,880,962
                                                             =============    =============    =============






              The notes to the financial statement are an integral
                           part of these statements.





                          CARBONICS CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                                                                                  RESTATED         RESTATED
                                                                                      2008             2007
                                                                             -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss from continuing operations                                        $ (6,383,035)   $(13,144,286)
   Net loss from discontinued operations                                              --       (28,741,853)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                    59,235          33,527
   Amortization of debt discount and deferred financing fees                          --           330,519
   Stock based compensation                                                        245,000       2,588,396
   Impairment of investments                                                          --         6,395,879
   Stock for services                                                               60,000            --
   Changes in conversion features                                                5,757,079       1,251,891

Changes in Assets and Liabilities
   Assets of discontinued operations                                                  --        46,913,175
   Prepaid expenses and other current assets                                          --            25,811
   Accounts payable                                                               (122,925)        168,740
   Accrued expenses                                                               (432,850)        306,945
   Interest payable - affiliates                                                   177,415         229,047
   Deposits                                                                         32,515            --
   Liabilities of discontinued operations                                             --       (17,358,201)
                                                                              ------------    ------------
      Net cash (used in) operating activities                                     (607,566)     (1,000,410)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuances (Repayments) of short-term borrowings                                 (66,628)        (61,042)
   Repayment of convertible debentures                                             (10,547)     (1,060,542)
   Proceeds from convertible debentures - related parties                          684,741       1,500,231
   Proceeds from convertible debentures                                               --           493,000
                                                                              ------------    ------------
      Net cash provided by financing activities                                    607,566         871,647
                                                                              ------------    ------------

   Net increase (decrease) in cash                                                    --          (128,763)

   Cash at beginning of period                                                        --           128,763
                                                                              ------------    ------------

   Cash at end of period                                                      $       --      $       --
                                                                              ============    ============


              The notes to the financial statement are an integral
                           part of these statements.


                          CARBONICS CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

3        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $6,383,036 for the twelve months ended December 31, 2008 and had an accumulated deficit and negative cash flow from operations. As of December 31, 2008 the Company's current liabilities exceeded current assets by $9,880,962. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company's consolidated financial position or results of operations.

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

The following table presents the embedded derivative, the Company's only financial assets measured and recorded at fair value on the Company's Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the year ended December 31, 2008:

                                                                              Fair Value
As of December 31, 2008                                Level 1         Level 2         Level 3          Total
-----------------------------------------------------------------------------------------------------------------
Embedded conversion liabilities                       $   --          $  --        $ 6,945,237      $ 6,945,237

The following table reconciles, for the year ended December 31, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded Conversion Liability at December 31, 2006    $      --
Present Value of beneficial conversion features of debentures      1,251,891
                                                                  -----------
Balance of embedded  conversion liability at December 31, 2007     1,251,891
Reductions in fair value due to principal conversions                (63,733)
Present Value of beneficial conversion features of debentures      5,757,079
                                                                  -----------
Balance at December 31, 2008                                     $ 6,945,237
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

Amortization expense related to these costs and discounts was $0 and $330,519 for the years ended December 31, 2008 and 2007, respectively.

5        FINANCING ARRANGEMENTS

The  following  is a  summary  of the  Company's  financing  arrangements  as of
December 31, 2008:
Current portion of convertible debentures:
YAGI convertible debenture payable from Carbonics Capital issued October 2005  $ 602,907
YAGI convertible debenture payable from Carbonics Capital issued July 2005       570,000
YAGI convertible debenture payable from Carbonics Capital issued April 2006
                                                                                1,117,569
Convertible debenture conversion liabilities                                   $6,945,237
                                                                               ----------
   Total current convertible debentures                                        $9,235,713
                                                                               ==========

                                       21

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of December 31, 2008 and the Company's ability to meet such obligations:

Year                                                       Amount
-----------------------------------------------------------------
2009                                                  $ 2,290,476
                                                -     -----------
Total minimum payments due under current and          $ 2,290,476
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

The Company accounted for the YAGI Debenture dated October 12, 2005 in accordance with with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 12, Restatement of Prior Years Financials, below). The Company determined the value of the YAGI Debenture at December 31, 2008 to be $3,014,535 which represented the face value of the debenture plus the present value of the $2,411,628 conversion feature less a reduction in the conversion liability at present value of $10,100 for the conversions that occurred during the year.

The Company accounted for the YAGI Debenture dated February 8, 2006 in accordance with with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 12 Restatement of Prior Years Financials, below). The Company determined the value of the YAGI Debenture at December 31, 2008 to be $5,587,845 which represented the face value of the debenture plus the present value of the $4,470,276 conversion feature less a reduction in the conversion liability at present value of $53,633 for the conversions that occurred during the year.

The Company accounted for the YAGI Debenture dated October 12, 2005 in accordance with with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 12 Restatement of Prior Years Financials, below). The Company determined the value of the YAGI Debenture at December 31, 2008 to be $633,333 which represented the face value of the debenture plus the present value of the $63,333 conversion feature.

On January 25, 2008, a financing was completed that resulted in Carbonics becoming the guarantor of the debts of several of its former affiliates. The beneficiary of the guarantees was YA Global Investments, LP ("YAGI"), which committed to extend credit to those affiliates. As of December 31, 2008, the outstanding principal and accrued interest of the debt was $44,330,307.

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

                                      12/31/2008      12/31/2007
                                      --------------------------
Deferred Tax Asset:
Net operating loss carry forwards   $ 87,956,000    $ 78,223,000
                                    ============    ============
Total deferred tax assets             32,300,000      28,700,000
Less: Valuation allowance            (32,300,000)    (28,700,000)
                                    ------------    ------------
Net deferred tax asset              $       --      $       --
                                    ============    ============

7     STOCK OPTIONS

Summarized information about the Company's stock options outstanding at December 31, 2008 is as follows:

                                    Weighted Average
                                    Number of Shares     Exercise Price
                                    -----------------------------------

Outstanding at January 31, 2007           $3,318,748        $     0.05
   Granted at fair value                        --                 --
   Forfeited                                    --                 --
   Exercised                                    --                 --
                                         -----------        ----------

Outstanding at December 31, 2007                --                 --
   Granted at fair value                        --                 --
    Forfeited                                   --                 --
  Exercised                                     --                 --
                                        -----------         ----------

Outstanding at December 31, 2008         $3,318,748         $    0.05
                                        ===========         ==========

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

COMMON STOCK

During the twelve months ended December 31, 2008, the Company issued a total of 10,000,000 shares of Common Stock, $0.001 par value, for services provided to the Company. The Company's directors, David Winsness and Kurt Gordon received 3,000,000 and 2,000,000 of these shares, respectively.

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

                                                                2008           2007
                                                     ---------------   --------------
Revenues                                             $          --     $ 29,985,351
Cost of revenues                                                --       24,062,095
                                                     ---------------   ------------
   Gross profit                                                 --        5,923,256

Selling, general and administrative expense                     --       15,324,513

Loss from operations                                            --       (9,401,257)

Interest expense                                                --       (5,233,177)
Other income and expenses, net                                  --      (19,958,944)
                                                     ---------------   ------------
   Total other income and expense                               --      (25,192,121)

Income before provision for income taxes                        --      (34,593,378)

Total provision for tax                                         --          (46,605)
                                                     ---------------   ------------

Net income (loss) from continuing operations                    --             --
                                                     ---------------   ------------


Income (loss) from discontinued operations                      --          (13,225)
Gain (loss) on disposal of discontinued operations              --        2,481,691
                                                     ---------------   ------------
Gain on disposal of discontinued operations                     --        2,468,466
                                                     ---------------   ------------

Net loss                                             $          --     $(32,171,517)
                                                     ===============   ============

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

Summarized information about GreenShift's stock warrants outstanding at December
31, 2008 is as follows:
                                                               Number of           Weighted Average
                                                                  Shares             Exercise Price
                                                           ----------------------------------------
Outstanding at December 31, 2006                               2,500,000              $        4.00
   Granted at fair value                                         250,000                       1.00
   Forfeited                                                        --                          --
   Exercised                                                        --                          --
                                                           --------------             -------------

Outstanding at December 31, 2007                               2,750,000              $        4.00
   Granted at fair value                                            --                          --
   Forfeited                                                        --                          --
   Exercised                                                        --                          --
                                                            ------------              -------------

Outstanding at December 31, 2008                           $   2,750,000              $        3.45
                                                           =============              =============

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

12       RESTATEMENTS

The Company has restated its financial statements for the years ended December 31, 2007 and 2008. Subsequent to the filing of the original financial statements for the years then ended, Management determined that the Company's prior policies relating to accounting for the impact of conversion features embedded in the Company's various derivative securities should have been changed to conform with recent guidance under EITF 08-04, Transition Guidance for Conforming Changes to Issue No. 98-5, involving application of conforming changes from the issuance of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). Due to the variable number of the Company's common shares issuable upon conversion of certain of the company's derivative securities, such instruments should have been accounted for as liabilities under SFAS 150 during 2008 based on interpretive guidance in EITF 08-04. During 2008, the Company had accounted for such instruments as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by bifurcating the conversion features from the related host contracts and recognizing them at fair value, amortizing the related debt discounts, and recognizing gain or loss for changes in fair value of the conversion features. Management believes that accounting for these conversion features as liabilities under SFAS 150 is the preferable accounting treatment. In accordance with SFAS No. 154, Accounting Changes and Error Corrections, the Company has restated the financial statements for the year ended December 31, 2008 to reflect the adoption of this change in accounting, and has restated the financial statements for the year ended December 31, 2007 through retrospective application of this accounting interpretation to prior periods in accordance with this standard.


The following shows the effect of the restatements on the financial statements:

                                               12/31/08                12/31/08                   12/31/07                12/31/07
Balance Sheets:                             As reported             As restated                As reported             As restated
                                    ----------------------------------------------------------------------------------------------
Convertible debentures, current           $   2,006,387           $   9,235,713              $   1,490,247           $   3,605,467
Liability for derivative instruments         10,310,380                    --                    1,781,903                    --
Accumulated deficit                        (138,053,599)           (135,036,278)              (128,319,925)           (128,653,242)


                                               12/31/08                12/31/08                   12/31/07                12/31/07
Statements of Operations:                   As reported             As restated                As reported             As restated
                                    ----------------------------------------------------------------------------------------------
Loss on fair value-derivatives            $  (8,528,477)          $        --                $    (637,817)          $        --
Amortization of debt discount                  (579,240)                   --                   (2,130,031)               (330,519)
Change in conversion liabilities                   --                (5,757,079)                       --               (1,251,891)

Loss from continuing operations              (9,733,673)             (6,383,035)               (14,329,724)            (13,144,286)

Net income (loss)                            (9,733,673)             (6,383,035)               (43,071,577)            (41,886,139)

Earnings (loss) per share:
Continuing operations                     $       (0.00)          $       (0.06)             $       (1.61)          $       (1.47)
Discontinued operations                   $       (0.00)          $       (0.00)             $       (3.22)          $       (3.22)

Total, basic and diluted                  $       (0.00)          $       (0.06)             $       (4.83)          $       (4.70)

                                               12/31/08                12/31/08                   12/31/07                12/31/07
Statements of Stockholders' Equity:         As reported             As restated                As reported             As restated
                                          ------------------------------------------------------------------------------------------
Change in conversion feature due
  to conversion liabilities                        --                    63,733                        --                     --
Net loss                                  $  (9,733,673)          $  (6,383,035)          $    (43,071,577)          $ (41,886,139)


                                               12/31/08                12/31/08                   12/31/07                12/31/07
Statements of Cash Flows:                   As reported             As restated                As reported              As restated
                                       ---------------------------------------------------------------------------------------------
Net loss from continuing operations        $ (9,733,673)          $  (6,383,035)           $   (14,329,724)          $ (13,144,286)
Amortization of debt discount
  and deferred financing costs                  579,240                    --                    2,130,031                 330,519
Change in fair value of derivatives           8,528,477                    --                      637,817                    --
Interest from conversion liabilities               --                 5,757,079                       --                 1,251,891


ITEM 9   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures

The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within time periods specified in the rules and forms of the Securities and Exchange Commission. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Management determined that, at the Evaluation Date, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were ineffective.

(b)      Changes in internal controls

The term  "internal  control  over  financial  reporting"  (defined  in SEC Rule
13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(c)      Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control - Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness related to the Company's control environment, in that the Company did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience appropriate to its financial reporting requirements. Accordingly, management's assessment is that the Company's internal controls over financial reporting were ineffective as of December 31, 2008.

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

Subsequent to filing the Annual Report, management determined to change its policies for accounting of the derivative securities that the Company has issued. While the Company has restated the financial statements in this amended Report to conform with this new policy, the use of the Company's long-standing prior policy for accounting of the Company's derivative securities was not itself due to any inadequacy in the Company's controls. However, and as discussed in greater detail in this amended Report, the Company's controls and procedures were ineffective as of December 31, 2008.

ITEM 9B  OTHER INFORMATION

None.

                                    PART III

ITEM 10             DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name                        Age  Position
--------------------------
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

                                                                                                             All Other
Name and Principal Position                 Annual Compensation              Long-term Compensation       Compensation

----------------------------------------------------------------------------------------------------------------------
                     Year Salary Bonus Other Shares Granted
----------------------------------------------------------------------------------------------------------------------
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


                /S/      KEVIN KREISLER
                -----------------------
                         KEVIN KREISLER
                         Director, Chief Executive Officer
Date:                    April 15, 2009

                /S/      JACQUELINE FLYNN
                -------------------------
                         JACQUELINE FLYNN
                         Chief Financial Officer
Date:                    April 15, 2009