Form 10-Q/A
period 2009-03-31
CARBONICS CAPITAL CORP
filed 2010-01-15
CIK 1102414

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





                                 Amendment No. 1

This Amendment No.1 on Form 10-Q/A, which amends and restates items identified below with respect to the Form 10- Q, filed by Carbonics Corporation ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on May 19, 2009 (the "Original Filing"), is being filed in order to :

     o Include restated financial statements as described in Note 8 to the financial statements;

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

          o Note 4, Significant Accounting Policies, to modify the Fair Value of Financial Instruments and Deferred Financing and Debt Discount sections;

          o Note 5, Financing Arrangements, was updated to restate the convertible debenture disclosures;

          o    Note 6, Derivatives, was deleted;

          o Note 8, Restatements, was updated to outline the changes that were made to the financial statements.

None of the other disclosures in this Report have been amended or updated. For updated information about Carbonics Corporation, please refer to the more recent filings made with the SEC.


                          CARBONICS CAPITAL CORPORATION
                          QUARTERLY REPORT ON FORM 10Q
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2009

                                TABLE OF CONTENTS




                                                                                                           Page No
Part I            Financial Information

Item 1.           Financial Statements ..........................................................................3
                  Condensed Consolidated Balance Sheet - March 31, 2009 (unaudited)
                    and December 31, 2008 (audited)..............................................................4
                  Condensed Consolidated Statements of Operations - for the Three Months
                     Ended March 31, 2009 (unaudited) and 2008 (unaudited).......................................5
                  Statement of Stockholders' Equity - December 31, 2008 and Three Months
                    Ended March 31, 2009.........................................................................6
                  Condensed Consolidated Statements of Cash Flows - for the Three Months
                    Ended March 31, 2009 (unaudited) and 2008 (unaudited)........................................7
                  Notes to Condensed Consolidated Financial Statements...........................................8
Item 2.           Management's Discussion and Analysis .........................................................12
Item 3            Quantitative and Qualitative Disclosures about Market Risk....................................14
Item 4.           Controls and Procedures.......................................................................14

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

                                     PART I


ITEM 1            FINANCIAL STATEMENTS



                          CARBONICS CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
             AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

                                                                             RESTATED         RESTATED
                                                                            3/31/2009       12/31/2008
                                                                        ------------------------------
ASSETS
Current Assets:

   Cash                                                                 $      62,247    $        --
   Note receivable - related party                                            320,691          386,132
                                                                        -------------    -------------
      Total current assets                                                    382,938          386,132


TOTAL ASSETS                                                            $     382,938    $     386,132
                                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

   Accounts payable and accrued expenses                                $     672,698    $     591,511
   Accrued interest                                                           477,948          439,870
   Convertible debentures, net of discount                                  6,348,055        9,235,713
                                                                        -------------    -------------
      Total current liabilities                                             7,498,701       10,267,094

   TOTAL LIABILITIES                                                        7,498,701       10,267,094
                                                                        -------------    -------------

Preferred stock
   Series C, par $0.001, 1,000,000 shares authorized, 805, 767 issued
   and outstanding                                                                806              806
Common stock, par $0.001, 500,000,000 authorized
   133,179,405 and 127,279,405 issued and outstanding, respectively           133,179          127,279
Additional paid-in capital                                                125,030,653      125,027,231
Accumulated deficit                                                      (132,280,402)    (135,036,278)
                                                                        -------------    -------------
   Total stockholders' deficiency                                          (7,115,763)      (9,880,962)
                                                                        -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $     382,938    $     386,132
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



                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

                                                  Three Months Ended  Three Months Ended
                                                          (Restated)          (Restated)
                                                             3/31/09             3/31/08
                                                  --------------------------------------
Revenue                                            $           --      $            --
                                                   -----------------   -----------------

Operating expenses:
    General and administrative expenses                      21,882               96,846
     Stock based compensation                                  --                 90,000
                                                  -----------------    -----------------
      Total operating expenses                               21,882              186,846
                                                  -----------------    -----------------

Operating loss                                              (21,882)            (186,846)
                                                  -----------------    -----------------

Other income (expense):
    Change in fair value of conversion features           2,878,336            1,189,051
    Costs related to conversion features                       --                   (493)
    Settlement expense                                      (62,500)                --
    Interest expense                                        (38,077)             (37,429)
                                                  -----------------    -----------------
      Total other income (expense)                        2,777,759            1,151,622

Net income before provision for income taxes              2,755,877              964,776
                                                  -----------------    -----------------

Provision for income taxes                                     --                   --

Net Income                                        $       2,755,877    $         964,776
                                                  =================    =================

Common share, basic and diluted
income per share from continuing operations       $            0.02    $            0.10

Common share, basic and diluted
income per share                                  $            0.02    $            0.10
                                                  =================    =================

Weighted average share of common stock
    outstanding, basic and diluted                      127,607,259            9,937,290
                                                  =================    =================




            The notes to the Consolidated Financial Statement are an
                       integral part of these statements.



                         ]CARBONICS CAPITAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 2008 AND THREE MONTHS ENDED MARCH 31, 2009

                                                        Series C Preferred Stock            Common Stock
                                                          Shares         Amount         Shares        Amount
                                                     -------------------------------------------------------
Balance, December 31, 2007                               974,140    $       974      9,549,266   $     9,549
                                                     ===========    ===========    ===========   ===========

Issuance of common stock upon conversion of debt            --             --        9,730,140         9,730
Stock issued for services                                   --             --        3,000,000         3,000
Stock issued for compensation                               --             --       10,000,000        10,000
Conversion of Series C Preferred into common stock      (168,373)          (168)    95,000,000        95,000
Beneficial conversion features                              --             --             --            --
Forgiveness of affiliate debt                               --             --             --            --
Net loss                                                    --             --             --            --
                                                     -----------    -----------    -----------   -----------

Balance, December 31, 2008                               805,767    $       806    127,279,406   $   127,279
                                                     ===========    ===========    ===========   ===========

Issuance of common stock upon conversion of debt            --             --        5,900,000         5,900
Beneficial conversion features                              --             --             --            --
Net income                                                  --             --             --            --
                                                     -----------    -----------    -----------   -----------

Balance, March 31, 2009                                  805,767    $       806    133,179,406   $   133,179
                                                     ===========    ===========    ===========   ===========



                                                                                               Total
                                                        Additional       Cumulative    Stockholders'
                                                   Paid-In-Capital          Deficit          Equity

Balance, December 31, 2007                           $ 126,524,280    $(128,653,242)   $  (2,118,439)
                                                     =============    =============    =============

Issuance of common stock upon conversion of debt            53,370             --             63,100
Stock issued for services                                   87,000             --             90,000
Stock issued for compensation                              190,000             --            200,000
Conversion of Series B Preferred into common stock         (94,832)            --               --
Beneficial conversion features                              63,733             --             63,733
Forgiveness of affiliate debt                           (1,796,320)            --         (1,796,320)
Net (loss)                                                    --         (6,383,036)      (6,383,036)
                                                     -------------    -------------    -------------
Balance, December 31, 2008                           $ 125,027,231    $(135,036,278)   $  (9,880,962)
                                                     =============    =============    =============

Issuance of common stock upon conversion of debt            (1,239)            --             (1,239)
Beneficial conversion features                               4,661             --              4,661
Net income                                                    --          2,755,877        5,489,641
                                                     -------------    -------------    -------------

Balance, March 31, 2009                              $ 125,030,653    $(132,280,402)   $  (7,115,763)
                                                     =============    =============    =============





              The notes to the financial statement are an integral
                           part of these statements.


                          CARBONICS CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)
                                                                                 (RESTATED)         (RESTATED)
                                                                        Three Months Ended  Three Months Ended
                                                                                   3/31/09             3/31/08
                                                                        --------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income from continuing operations                                           $ 2,755,877    $   964,775

Adjustments to reconcile net income to net cash used in operating activities:

   Depreciation                                                                        --            5,588
   Stock based compensation                                                            --           90,000
   Changes in beneficial conversion features                                     (2,878,336)    (1,189,051)

Changes in Assets and Liabilities
   Deposits                                                                            --           32,152
   Accounts payable                                                                  13,233       (254,808)
   Accrued expenses                                                                  67,955        (83,334)
   Deferred financing fees                                                             --          (43,946)
   Liabilities to be settled in stock                                                  --         (407,333)
   Interest payable - related party                                                    --          196,832
   Interest payable                                                                  38,077         37,429
                                                                                -----------    -----------
      Net cash provided used in operating activities                                 (3,194)      (651,696)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuances (Repayments) of short-term borrowings                                   65,441           --
   Proceeds from notes receivable - related party                                      --          854,168
   Issuance of note receivable                                                         --             --
   Repayment of notes payable - related party                                          --         (200,000)
                                                                                -----------    -----------
      Net cash provided by financing activities                                      65,441        654,168
                                                                                -----------    -----------

   Net (decrease) increase in cash                                                   62,247          2,472

   Cash at beginning of period                                                         --             --
                                                                                -----------    -----------

   Cash at end of period                                                        $    62,247    $     2,472
                                                                                ===========    ===========

Supplemental statement of non-cash investing and financing activities:

      Conversion of debentures                                                  $     4,661         30,300
      Transfer of net assets to related party                                   $      --        2,203,653


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

3        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of ($132,280,402) at March 31, 2009. As of March 31, 2009 the Company's current liabilities exceeded current assets by $7,115,763. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

The following table presents the embedded derivative, the Company's only financial assets measured and recorded at fair value on the Company's Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2009:

                                                                                 Fair Value
As of March 31, 2009                                    Level 1       Level 2       Level 3       Total
                                                        --------      --------      -------       ------
Embedded conversion  liabilities                          $ --         $ --       $4,062,240   $ 4,062,240



The following table reconciles, for the three months ended March 31, 2009, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded Conversion Liabilities at December 31, 2007        $ 1,251,891
Reductions in fair value due to principal conversions                      (63,733)

Gain on fair value adjustments to embedded derivatives                   5,757,079
                                                                       -----------
Balance of Embedded Conversion Liabilities at December 31, 2008          6,945,237
Accretion adjustments to fair value - beneficial conversion features        (4,661)

Gain on fair value adjustments to embedded conversion liabilities       (2,878,336)
                                                                       -----------

Balance of Embedded Conversion Liabilities at March 31, 2009           $ 4,062,240
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

5        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of March
31:

Current portion of convertible debentures:

Convertible debenture payable from CICS to YAGI issued October 2005                  $      2,009,690
Convertible debenture payable from CICS to YAGI issued June 2007                              633,333
Convertible debenture payable from CICS to YAGI issued February 2006                       3,705,032
                                                                                     ----------------
     Total current convertible debentures                                            $      6,348,055
                                                                                     ================

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

On August 14, 2008, certain Secured Convertible Debentures between Carbonics Capital Corporation and YA Global Investments, L.P. were amended. The maturity date of the following Secured Convertible Debentures have been extended until December 31, 2011; a certain Secured Convertible Debenture No. CCP-2 dated October 12, 2005 in the original principal amount of $1,475,000; a certain Secured Convertible Debenture No. CCP-4 dated February 8, 2006 in the original principal amount of $3,050,369; a certain Secured Convertible Debenture No. GSHF-3-1 dated June 26, 2007 in the original principal amount of $570,000.

The Company accounted for the YAGI Debenture dated October 12, 2005 in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 10 Restatement of Prior Years Financials, below). The Company determined the value of the YAGI Debenture at December 31, 2008 to be $3,014,535 which represented the face value of the debenture plus the present value of the $2,411,628 conversion feature. As of March 31, 2009, income of $1,004,845 has been recorded from a reduction in the fair value of the conversion feature on the convertible note payable, thereby, decreasing the carrying value of the YAGI Debenture to $2,009,690 at June 30, 2009.

The Company accounted for the YAGI Debenture dated February 8, 2006 in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 10 Restatement of Prior Years Financials, below). The Company determined the value of the YAGI Debenture at December 31, 2008 to be $5,587,845 which represented the face value of the debenture plus the present value of the $4,470,276 conversion feature. The Company recognized a reduction in the conversion liability at present value of $4,661 for the conversions that occurred during the three months ended March 31, 2009. As of March 31, 2009, income of $1,873,491 has been recorded from a reduction in the fair value of the conversion feature on the convertible note payable as well as s a reduction in the conversion liability at present value of $4,661 for the conversions that occurred during the quarter, thereby, decreasing the carrying value of the YAGI Debenture to $3,705,032 at March 31, 2009.

The Company accounted for the YAGI Debenture dated October 12, 2005 in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 10 Restatement of Prior Years Financials, below). The Company determined the value of the YAGI Debenture at December 31, 2008 to be $632,840 which represented the face value of the debenture plus the present value of the $62,840 conversion feature. As of March 31, 2009, the carrying value of the YAGI Debenture to was $633,333 at March 31, 2009.

6        RELATED PARTY TRANSACTIONS

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

7        SUBSEQUENT EVENTS

On May 4, 2009, the Superior Court of the State of California entered a default against the Company in the amount of $62,500. Golden State Equity Investors, Inc. alleged claims against the Company in which they asserted a cause of action for breach of contract regarding a Settlement Agreement dated July 9, 2008. The Company has recorded this default amount effective January 1, 2009.

8        RESTATEMENTS

The Company has restated its financial statements for the years ended December 31, 2008. Subsequent to the filing of the original financial statements for the years then ended, Management determined that the Company's prior policies relating to accounting for the impact of conversion features embedded in the Company's various derivative securities should be revised to conform with recent guidance under EITF 08-04, Transition Guidance for Conforming Changes to Issue No. 98-5, involving application of conforming changes from the issuance of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). Due to the variable number of the Company's common shares issuable upon conversion of certain of the company's derivative securities, such instruments should have been accounted for as liabilities under SFAS 150 during 2008 based on interpretive guidance in EITF 08-04. During 2008, the Company had accounted for such instruments as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by bifurcating the conversion features from the related host contracts and recognizing them at fair value, amortizing the related debt discounts, and recognizing gain or loss for changes in fair value of the conversion features. Management believes that accounting for these conversion features as liabilities under SFAS 150 is the preferable accounting treatment. In accordance with SFAS No. 154, Accounting Changes and Error Corrections, the Company has restated the financial statements for the year ended December 31, 2008 to reflect the adoption of this change in accounting through retrospective application of this accounting interpretation to prior periods in accordance with this standard.

The following shows the effect of the restatements on the financial statements:
                                                           3/31/09              3/31/09             12/31/08             12/31/08
Balance Sheets:                                        As reported          As restated          As reported          As restated
                                                     -----------------------------------------------------------------------------
Convertible debentures, current                      $   2,049,074        $   6,348,055        $   2,006,387        $   9,235,713
Liability for derivative instruments                     4,650,932                 --             10,310,380                --
Accumulated deficit                                   (132,563,958)        (132,280,402)        (138,053,599)        (135,036,278)

                                                           3/31/09              3/31/09              3/31/08              3/31/08
Statements of Operations:                              As reported          As restated          As reported          As restated
                                                     ------------------------------------------------------------------------------
Loss on fair value-derivatives                       $   5,659,448        $       --           $   1,567,573        $       --
Amortization of debt discount                              (47,348)               --                (152,720)               --
Change in conversion liabilities                              --             2,878,336                  --              1,189,051
Conversion liability expense                                  --                  --                    --                   (493)
Income (loss) from
  continuing operations                                  5,511,523          2, 755,877             1,190,577             964,776

Net income (loss)                                        5,489,641           2,755,877             1,190,577             964,776

Earnings (loss) per share:
Continuing operations                                $        0.04        $      (0.02)        $        0.12         $      0.10

Total, basic and diluted                             $        0.04        $      (0.02)        $        0.12         $      0.10

                                                           3/31/09             3/31/09              12/31/08            12/31/08
Statements of Stockholders' Equity:                    As reported         As restated           As reported         As restated
                                                     ------------------------------------------------------------------------------
Change in conversion feature due
  to conversion liabilities                                  --                  4,661                  --                63,733
Net loss                                            $    5,489,641        $  2,755,877         $ (9,733,673)         $   964,776


                                                           3/31/09             3/31/09              3/31/08              3/31/08
Statements of Cash Flows:                              As reported         As restated          As reported          As restated
                                                    -------------------------------------------------------------------------------

Net loss from continuing operations                 $   5,489,641            2,755,877         $   1,190,577         $   964,776
Amortization of debt discount
  and deferred financing costs                             47,348                --                  152,720             330,519
Change in fair value of derivatives                    (5,659,448)               --               (1,567,573)               --
Interest from conversion liabilities                         --              2,878,336                  --             1,189,051


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

Interest Expense

Interest expense for the three months ended March 31, 2009 was $38,077 and $37,429 for the same period in 2008.

 Gain Associated with Change in Convertible Liabilities

As of March 31, 2009, Carbonics Capital had several convertible debentures due to YA Global Investments, LP. The Company accounted for the convertible debentures in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value. We recognize interest expense for the conversion liability which is added to the principal of the debenture. We also recognize interest expense for accretion of the conversion liability over the term of the note. For the three months ended March 31, 2009 and 2008, we recognized $0 and $493 interest expense for the accretion of the conversion liability for these debentures. For the three months ended March 31, 2009and 2008, we recognized a gain for the change in fair value of the conversion liability of $2,878,336 and a gain of $1,189,051 for these debentures.

Net Income

Net income for the three months ended March 31, 2009 was $2,755,877 as compared to a net income of $967,776 from the same period in 2008.

Liquidity and Capital Resources

The Company had $7,498,701 in current liabilities at March 31, 2009, and may need to obtain additional financing to satisfy these obligations.

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

Cash Flows

Our operating activities during the three months ended March 31, 2009 used $3,194 in cash. At March 31, 2009, accounts payable and accrued expenses totaled $672,699. At March 31, 2009 the Company had $62,247 in cash. For the three months ended March 31, 2009, investing activities used $0 in cash, and cash from financing activities provided $65,442. The Company had a working capital deficit of $7,115,763 at March 31, 2009, which includes convertible debentures of $6,348,055.

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

CARBONICS CAPITAL CORPORATION

                /S/      KEVIN KREISLER
                -----------------------
By:                      KEVIN KREISLER
                         Chairman and Chief Executive Officer
Date:                    May 20 , 2009

                /S/      JACQUELINE FLYNN
                -------------------------
By:                      JAQUELINE FLYNN
                         Chief Financial Officer
Date:                    May 20 , 2009