Form 10-K
period 2009-12-31
CARBONICS CAPITAL CORP
filed 2010-04-15
CIK 1102414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
_________________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

COMMISSION FILE NO.: 0-28887
CARBONICS CAPITAL CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	22-3328734
(State of other jurisdiction of	(IRS Employer
incorporation or organization	Identification No.)

One Penn Plaza, Suite 1612, New York, NY	10119
(Address of principal executive offices)	(Zip Code)
(212) 994-5374
(Registrant’s telephone number)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes __ No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ___    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer___ Small reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

As of June 30, 2009 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $338,289.

As of April 15, 2010, there were 2,129,610,016 shares of common stock outstanding.

CARBONICS CAPITAL CORPORATION
ANNUAL REPORT ON FORM 10K
FOR THE FISCALYEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

		Page
Part I
Item 1	Business	4
Item 1A	Risk Factors	5
Item 2	Description of Properties	7
Item 3	Legal Proceedings	7

Part II
Item 4	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
		8
Item 5	Selected Financial Data
Item 6	Management’s Discussion and Analysis	9
Item 7	Financial Statements and Supplementary Data	11
Item 9	Changes and Disagreements with Accountants on Accounting and Financial Disclosure	23
Item 8A	Controls and Procedures	23
Item 8B	Other Information	25

Part III
Item 9	Directors, Executive Officers and Corporate Governance	25
Item 10	Executive Compensation	25
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26

Item 12	Certain Relationships and Related Transactions and Director Independence	26
Item 13	Principal Accountant Fees and Services	28

Part IV
Item 14	Exhibits and Financial Statement Schedules	28

Signatures		34

PART I

Basis of Presentation

In this Annual Report on Form 10-K, the terms “we,” “our,” “us,”  “Carbonics,” “Carbonics Corporation” or the “Company” refer to Carbonics Capital Corporation, and its subsidiaries on a consolidated basis. The term “Carbonics Capital Corporation” refers to Carbonics Capital Corporation on a stand-alone basis only, and not its subsidiaries.

Forward Looking Statements

We make certain forward-looking statements in this Annual Report on Form 10-K and in the documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

➢	the volatility and uncertainty of commodity prices;
➢	the costs and business risks associated with developing new products and entering new markets;

➢	our ability to locate and integrate future acquisitions;
➢	the impact of new, emerging and competing technologies on our business;

➢	the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;
➢	changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

➢	our reliance on key management personnel;
➢	limitations and restrictions contained in the instruments and agreements governing our indebtedness;

➢	our ability to raise additional capital and secure additional financing;
➢	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

➢	other risks referenced from time to time in our filings with the SEC and those factors listed in this Form 10K under Item 1A, Risks Factors.
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

OVERVIEW

Carbonics Capital Corporation (“we,” “our,” “us,”  “Carbonics,” or the “Company”) was founded to recycle carbon dioxide into value-added products.

Our activities during 2009 primarily involved evaluation of a number of different biological, chemical and other technologies designed to recycle carbon dioxide into value-added products, the execution of a license agreement for a technology capable of recycling of carbon dioxide in applications involving coal-fired power production, and the completion of research and development activities involving the carbon recycling technologies.

Our operations during 2009 also involved the maintenance of our idled oilseed crush facility in Culbertson, Montana. A lender to the subsidiary that operated the facility took assignment of this property in lieu of foreclosure during February 2010, and the results of operations of this facility are reported herein in discontinued operations. We are currently seeking buyers for the Company’s remaining oilseed crush assets, as well as opportunities to provide design, engineering and project development services relating to these assets.

Our strategic plan moving forward involves the acquisition of strategic and accretive assets. We are currently evaluating qualified opportunities that produce the raw materials needed for our technologies, or that have the infrastructure we need to scale our technologies, or that have the ability to refine the products we produce with our technologies into finished goods. Our plan in this respect is to leverage the targeted assets and cash flows to defray our technology and financing risk as we commercialize our technologies.

INTELLECTUAL PROPERTIES

Carbonics, Carbonics Capital Corporation, and the “Carbonics Logo” are the registered trademarks of Carbonics Capital Corporation.

Carbonics is party to a technology commercialization agreement with GreenShift, pursuant to which GreenShift has agreed to provide commercialization support services and access to GreenShift’s technologies in applications outside of the ethanol industry. Carbonics is also party to an Early Adopter License Agreement (“EALA”) pertaining to the exclusive use of technology capable of recycling of carbon dioxide in applications involving coal-fired power production.  The Company’s ongoing research and development activities mostly involve laboratory scale bench testing, with a view towards construction of a demonstration scale pilot facility based on the Company’s licensed technologies by 2011.

EMPLOYEES

As of December 31, 2009, Carbonics Capital employed three at-will employees.  There is no union representation for any of our employees.

ITEM 1A	RISK FACTORS

There are many important factors that have affected, and in the future could affect, Carbonics’ business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report.  Some of the factors are beyond our control and future trends are difficult to predict.

There is substantial doubt concerning our ability to continue as a going concern.

Carbonics had an operating loss of $440,855 and used cash in operations of $605,770 for the year ended December 31, 2009, and had $5,800 in cash at December 31, 2009. These matters raise substantial doubt about our ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

We are implementing new business plans which make the results of our business uncertain.

Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to early-stage technology development companies in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success. Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for necessary financing. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

The fiscal efficiencies of highly capitalized competitors could defeat our efforts to capture a viable market share.

The business of developing new technologies is a capital-intense business, requiring substantial capital resources.  The costs that we may incur in obtaining capital are substantially greater per dollar than the cost incurred by large scale enterprises in the industry. This situation could cause us to be unable to compete effectively.

The exercise of our outstanding warrants and options and Carbonics Capital Corporation’s various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

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

We lack capital to fund our operations.

During the twelve months ended December 31, 2009 our operations used $605,770 in cash, but our debt service obligations required cash in excess of that amount.  Loans from some of our shareholders and the issuance of convertible debentures funded our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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

Viridis Capital, LLC controls the majority of our outstanding Series C preferred stock. The preferred shares are convertible into about 78% of our Common Stock.  As a result, Viridis exerts a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

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

The common stock of Carbonics Corporation is quoted on the OTC Bulletin Board. It is impossible to say that the market price on any given day reflects the fair value of Carbonics Corporation, since the price sometimes moves up or down by 50% or more in a week’s time. A shareholder in Carbonics Corporation who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

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

Only a small portion of the investment community will purchase “penny stocks” such as our common stock.

Carbonics Corporation common stock is defined by the SEC as a “penny stock” because it trades at a price less than $5.00 per share. Carbonics Corporation common stock also meets most common definitions of a “penny stock,” since it trades for less than $1.00 per share. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to their customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for Carbonics Corporation common stock as long as it remains a “penny stock.” This situation may limit the liquidity of your shares.

ITEM 2	DESCRIPTION OF PROPERTIES

Carbonics Capital Corporation currently maintains office at One Penn Plaza, Suite 1612, New York, NY.  The lease for this space expires in May of 2011. We paid $0 in rent during 2009.  During 2010, we are permitted to use the premises for no charge by GreenShift Corporation, the primary tenant.  We believe these offices will be sufficient for our needs for the foreseeable future.

ITEM 3	LEGAL PROCEEDINGS

None.

PART II

ITEM 4	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Carbonics Capital Corporation’s Common Stock trades on the OTC Bulletin Board under the symbol “CICS.” The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's Common Stock during the past two years as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low
2008 First Quarter	0.030	0.0200
2008 Second Quarter	0.004	0.0040
2008 Third Quarter	0.004	0.0040
2008 Fourth Quarter	0.002	0.0012
2009 First Quarter	0.003	0.003
2009 Second Quarter	0.0015	0.0012
2009 Third Quarter	0.0019	0.0016
2009 Fourth Quarter	0.0005	0.0004

Title of Class	Approximate Number of Holders of Record as of April 15, 2009
Common Stock, 0.001 par	145
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

SALE OF UNREGISTERED SECURITIES

Carbonics Capital Corporation did not sell any unregistered equity securities during the 4th quarter of 2009.

REPURCHASE OF EQUITY SECURITIES

Carbonics Capital Corporation did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2009.

ITEM 5	SELECTED FINANCIAL DATA

Not applicable.

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

Carbonics Capital Corporation (“we,” “our,” “us,”  “Carbonics,” or the “Company”) was founded to recycle carbon dioxide into value-added products.

Our activities during 2009 primarily involved evaluation of a number of different biological, chemical and other technologies designed to recycle carbon dioxide into value-added products, the execution of a license agreement for a technology capable of recycling of carbon dioxide in applications involving coal-fired power production, and the completion of research and development activities involving the carbon recycling technologies.

Our operations during 2009 also involved the maintenance of our idled oilseed crush facility in Culbertson, Montana. A lender to the subsidiary that operated the facility took assignment of this property in lieu of foreclosure during February 2010, and the results of operations of this facility are reported herein in discontinued operations. We are currently seeking buyers for the Company’s remaining oilseed crush assets, as well as opportunities to provide design, engineering and project development services relating to these assets.

Our strategic plan moving forward involves the acquisition of strategic and accretive assets as well as exploitation of the technology licensed by the Company under the EALA. We are currently evaluating qualified opportunities that produce the raw materials needed for our technologies, or that have the infrastructure we need to scale our technologies, or that have the ability to refine the products we produce with our technologies into finished goods. Our plan in this respect is to leverage the targeted assets and cash flows to defray our technology and financing risk as we commercialize our technologies.  The Company’s ongoing research and development activities mostly involve laboratory scale bench testing, with a view towards construction of a demonstration scale pilot facility based on the Company’s licensed technologies by 2011.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

There were no revenues from continuing operations for the year ended December 31, 2009 or for the year ended December 31, 2008.

Cost of Revenues

There was no cost of revenues for the year ended December 31, 2009 or for the year ended December 31, 2008.

Operating Expenses

Operating expenses during the year ended December 31, 2009 totaled $440,855 including $192,900 in stock based compensation.  In the comparable period of the prior year, operating expenses totaled $448,532, including $203,532 in general and administrative expenses and $245,000 in stock based compensation.  General and administrative expenses during 2009 primarily consisted of accounting and legal fees, office related expenses as well as costs associated with payroll.

Interest/Other Expense

Total interest and other financing expense for the year ended December 31, 2009 was $523,697 and $5,934,504 for the same period in 2008. Included in the year ended December 31, 2009 was $398,872 in accrued interest and $124,825 accrued interest due to a related party.  Other expenses included $1,095,534 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the year ended December 31, 2009.

Gain Associated with Change in Convertible Liabilities

As of December 31, 2009, Carbonics Capital had several convertible debentures due to YA Global Investments, LP. The Company accounted for the convertible debentures in accordance with ASC 480, Distinguishing Liabilities from Equity , as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value. We recognize interest expense for the conversion liability which is added to the principal of the debenture.  We also recognize interest expense for accretion of the conversion liability over the term of the note.  For the year ended December 31, 2009 and 2008, we recognized a gain for the change in fair value of the conversion liability of $5,183,296 and $0, respectively, for these debentures.

Income (Loss) From Continuing Operations

Income from continuing operations for the year ended December 31, 2009, was $5,367,074 as compared to a loss from continuing operations of $6,383,036 from the same period in 2008.    Loss from discontinued operations for the year ended December 31, 2009, was $1,706,069 as compared to a loss of $2,806,216 for the same period in 2008.  Net income of $3,661,005 for the year ended December 31, 2009 as compared to a net loss of $9,189,252 for the same period in 2008 was due primarily to decreased operating expenses, interest and amortization charges associated with financing, the $5M gain for the change in fair value of the conversion liability, the $1.7M loss from discontinued operations and issuance of stock based compensation.

Liquidity and Capital Resources

The Company had $11,932,819 in current liabilities at December 31, 2009, and may need to obtain additional financing to satisfy these obligations. Thus, the Company’s liquidity needs have decreased relative to the amounts required by the Company during 2009, however, the Company requires new sources of capital to execute on its ongoing and planned research and development and other business development activities. The Company is also in need of financing to acquire targeted strategic assets.

Our primary sources of liquidity are cash provided by financing activities.  For the year ended December 31, 2009, net cash used in our operating activities was $605,770 as compared to $607,566 used in the year ended December 31, 2008. The Company’s capital requirements consist of general working capital needs. The Company’s capital resources consist primarily of proceeds from issuance of debt and common stock. The Company plans to fund ongoing operations during 2010 with a combination of proceeds from the issuance of debt and equity.

Cash Flows

Our operating activities during the year ended December 31, 2009 used $605,770 in cash.  At December 31, 2009, accounts payable and accrued expenses totaled $461,661.   At December 31, 2009 the Company had $5,800 in cash.   For the year ended December 31, 2009, investing activities provided $611,571 in cash, and used cash from financing activities of $0. The Company had a working capital deficit of $10,280,780 at December 31, 2009, which includes convertible debentures of $6,730,124.

At the present time, Carbonics Capital has no source of committed capital. We are currently investigating the availability of both equity and debt financing necessary to complete the Company’s current projects.  We do not know at this time if the necessary funds can be obtained nor on what terms they may be available.

Off Balance Sheet Arrangements

None.

ITEM 7                                FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Carbonics Capital Corporation

We have audited the accompanying balance sheets of Carbonics Capital Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended.  Carbonics Capital Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carbonics Capital Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidatedfinancial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2009. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, New Jersey
April 15, 2010

CARBONICS CAPITAL CORPORATION
 CONDENDSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009
		RESTATED
	12/31/2009	12/31/2008
ASSETS
Current Assets:
Cash	$5,800	$--
Accounts receivable, net of allowance for doubtful accounts of $3,094 and $0	--	--
Note receivable – related party	--	386,132
Assets to be disposed, current	1,646,238	--
Total current assets	1,652,038	386,132
Other Assets:
Assets to be disposed, net of current	--	--
Total other assets	--	--

TOTAL ASSETS	$1,652,038	$386,132
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$461,661	$591,511
Accrued interest	838,599	439,870
Accrued interest – related party	1,718	--
Convertible debentures – related party	108,724	--
Convertible debentures	6,621,400	9, 235,713
Liabilities to be disposed, current	3,900,716	--
Total current liabilities	11,932,819	10,210,201
Long term debt net of current maturities	--	--
Liabilities to be disposed, net of current	--	--
TOTAL LIABILITIES	11,932,819	10,210,201

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock
Series C, par $0.001, 1,000,000 shares authorized, 972,042 and 805,767 issued and outstanding	972	806
Common stock, par $0.001, 500,000,000 authorized 482,842,103 and 127,279,406 issued and outstanding, respectively	482,842	127,279
Additional paid-in capital	124,086,092	128,559,537
Accumulated deficit	(134,850,686))	(138,511,691)
Total stockholders’ deficiency	(10,280,780)	(9,824,069)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,652,038	$386,132

The notes to the financial statement are an integral part of these statements.

CARBONICS CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

		RESTATED
	2009	2008
Revenue	$--	$--
Cost of revenues	--	--
Gross profit	--	--
Operating expenses:
General and administrative expenses	247,955	203,532
Stock based compensation	192,900	245,000
Total operating expenses	440,855	448,532
Operating loss	(440,855)	(448,532)
Other income (expense):
Interest income – related party	115,296	--
Settlement expense	(62,500)	--
Conversion liability income	1,105,519)	--
Conversion liability expense – related party	(9,985)	--
Change in fair value of conversion features	5,183,296	(5,757,079)
Interest expense – related party	(124,825)	--
Interest expense	(398,872)	(177,425)
Total other income (expense)	5,807,929	(5,934,504)
Income (loss) before provision for income taxes	5,367,074	(6,383,036)
Provision for income taxes	--	--
Net income (loss) from continuing operations	5,367,074	(6,383,036)
Discontinued operations:
Loss from discontinued operations	(1,706,069))	(2,806,216)
Gain on disposal of discontinued operations	--	--
Total discontinued operations	(1,706,069))	(2,806,216)
Net Income (Loss)	$3,661,005	$(9,189,252)

Earnings (loss) per share, basic from continuing operations	$0.04	$(0.06)
Earnings (loss) per share, dilutive	$0.03	$(0.09)
Weighted average share of common stock outstanding, basic	123,514,099	100,532,324
Weighted average share of common stock outstanding, dilutive	123,514,099	100,532,324

The notes to the financial statements are an integral part of these statements.

CARBONICS CAPITAL CORPORATION
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance, December 31, 2007	974,140	$974	9,549,266	$9,549

Issuance of common stock upon conversion of debt	--	--	9,730,140	9,730
Stock issued for services	--	--	3,000,000	3,000
Stock issued for compensation	--	--	10,000,000	10,000
Conversion of Series C Preferred into common stock	(168,373)	(168)	95,000,000	95,000
Forgiveness of affiliate debt	--	--	--	--
Restatement – recapitalization from acquisition of entity under common control	--	--	--	--
Net loss	--	--	--	--

Balance, December 31, 2008 (restated)	805,767	$806	127,279,406	$127,279

Issuance of common stock upon conversion of debt	--	--	220,662,697	220,663
Acquisition of entity under common control	--	--	--	--
Stock issued for compensation	--	--	114,900,000	114,900
Conversion of Series C Preferred into common stock	(2,098)	(2)	105,000,000	105,000
Change in conversion feature due to conversion liabilities	--	--	--	--
Cancellation of issuance of common stock	168,373	168	(95,000,000)	(95,000)
Forgiveness of affiliate debt	--	--	--	--
Issuance of common stock for accounts payable	--	--	10,000,000	10,000
Net loss	--	--	--	--

Balance, December 31, 2009	972,042	$972	482,842,103	$482,842

	Additional Paid-In-Capital	Cumulative Deficit	Total Stockholders' Equity

Balance, December 31, 2007	$126,524,280	$(128,319,926)	$(1,785,123)

Issuance of common stock upon conversion of debt	109,770	--	119,500
Stock issued for services	87,000	--	90,000
Stock issued for compensation	190,000	--	200,000
Conversion of Series B Preferred into common stock	(94,832)	--	--
Forgiveness of affiliate debt	(1,796,320)	--	(1,796,320)
Restatement – recapitalization from acquisition of entity under common control	3,539,639	(3,539,639)	--
Net income (loss)	--	(6,652,126)	(6, 652,126)
Balance, December 31, 2008 (restated)	$128,559,537	$(138,511,691)	$(9,824,069)

Issuance of common stock upon conversion of debt	7,926	--	228,589
Acquisition of entity under common control	(4,837,868)	--	(4,837,868)
Stock issued for compensation	8,000	--	122,900
Conversion of Series C Preferred into common stock	(104,998)	--	--
Change in conversion feature due to conversion liabilities	137,470	--	137,470
Cancellation of issuance of common stock	94,832	--	--
Forgiveness of affiliate debt	217,508	--	217,508
Issuance of common stock for accounts payable	3,685	--	13,685
Net income (loss)	--	3,661,005	3,661,005

Balance, December 31, 2009	$124,086,092	$(134,850,686)	$(10,280,781)
The notes to the financial statement are an integral part of these statements.

CARBONICS CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

		RESTATED
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$3,661,005	$(6,383,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	--	59,235
Stock based compensation	122,900	245,000
Stock for services	--	60,000
Changes in conversion features	(6,647,891)	5,757,079
Changes in Assets and Liabilities	--
Assets of discontinued operations	2,365,372	--
Accounts payable	(9,191)	(122,925)
Accrued expenses	--	(432,850)
Accrued interest	400,589	--
Interest payable – affiliates	--	177,415
Deposits	--	32,515
Expense paid for issuance of convertible debentures	502,610	--
Liabilities of discontinued operations, net	(1,001,164)	--
Net cash used in operating activities	(605,770)	(607,566)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from acquisition	266,605	--
Proceeds from related party receivables	344,965	--
Net cash provided by investing activities	611,570	--

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances (repayments) of long-term debt	--	(66,628)
Advances from related party	--	(10,547)
Proceeds from convertible debentures	--	684,741
Repayment of note receivable – related party	--	--
Net cash provided by financing activities	--	607,566

Net increase (decrease) in cash	5,800	--
Cash at beginning of period	--	--
Cash at end of period	$5,800	$--
Supplemental statement of non-cash investing and financing activities:
Acquisition of subsidiary	4,000,000	--
Forgiveness of amount owed to related party	217,508	177,415
Debt conversions into common stock	(228,588)	(314,380)
Cancellation of accounts payable	--	177,415

Assumption of accounts payable under convertible debentures	62,500	--
Preferred stock conversion for common stock	105,000	--
Cancelation of preferred stock	95,000	--
Accounts payable conversions into common stock	13,685	--
Conversion of fair value related to conversion liabilities	137,469	--
Write off of accounts payable	926,739	--

The notes to the financial statement are an integral part of these statements.

NOTE 1	BASIS OF PRESENTATION

OVERVIEW

Carbonics Capital Corporation (“we,” “our,” “us,”  “Carbonics,” or the “Company”) was founded to recycle carbon dioxide into value-added products.

Our activities during 2009 primarily involved evaluation of a number of different biological, chemical and other technologies designed to recycle carbon dioxide into value-added products, the execution of a license agreement for a technology capable of recycling carbon dioxide in applications involving coal-fired power production, and the completion of research and development activities involving the carbon recycling technologies.

Our operations during 2009 also involved the maintenance of our idled oilseed crush facility in Culbertson, Montana. A strategic investor acquired this facility during February 2010, and the results of operations of this facility are reported herein in discontinued operations. We are currently seeking buyers for the Company’s remaining oilseed crush assets, as well as opportunities to provide design, engineering and project development services relating to these assets.

Our strategic plan moving forward involves the acquisition of strategic and accretive assets. We are currently evaluating qualified opportunities that produce the raw materials needed for our technologies, or that have the infrastructure we need to scale our technologies, or that have the ability to refine the products we produce with our technologies into finished goods. Our plan in this respect is to leverage the targeted assets and cash flows to defray our technology and financing risk as we commercialize our technologies..

The Company’s ongoing research and development activities mostly involve laboratory scale bench testing, with a view towards construction of a demonstration scale pilot facility based on the Company’s licensed technologies by 2011.

ACQUISITION OF SUSTAINABLE SYSTEMS, INC.

Effective June 30, 2009, GS AgriFuels Corporation and Carbonics Capital Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics acquired 100% of the stock of Sustainable Systems, Inc. (“Culbertson”) from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels’ indebtedness to YAGI Investments, L.P. (“YAGI”).  In connection with this Agreement, Carbonics issued an amended and restated convertible debenture to YAGI for $4,000,000 due on December 31, 2011. GS AgriFuels is a wholly-owned subsidiary of GreenShift Corporation, a company that is majority owned by the Company's majority shareholder, Viridis Capital, LLC.

NOTE 2	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had net income of $3,661,005 for the twelve months ended December 31, 2009 and had an accumulated deficit and negative cash flow from operations.  As of December 31, 2009 the Company’s current liabilities exceeded current assets by $10,907,036.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.   Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The financial statements for the year ended December 31, 2009 and 2008, have been consolidated to include the accounts of the Company and its subsidiaries.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period.  Actual results could differ from management’s estimates.

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

BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet as of December 31, 2009 for cash equivalents, accounts receivable, other receivables, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.  It was not practical to estimate the fair value of the convertible debt due to the nature of these items.  These estimates would be based on the carrying amounts, maturities, effective interest rates and volatility of the Company's stock. The Company does not believe it is practical due to the significant volatility of the Company's stock.

Effective July 1 2009, the Company adopted ASC 820, Fair Value Measurements and Disclosures.  This topic defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance supersedes all other accounting pronouncements that require or permit fair value measurements.

The Company accounted for the convertible debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares.

Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company measured the fair value of the preferred equity interest outstanding at September 30, 2008 since the number of common shares issuable under the Company’s Series E convertible preferred stock was indeterminable during the year then ended. The value at September 30, 2008 was determined to be $9,000,000, measured using significant unobservable inputs (Level 3) using the present value of the shares based on the average fair market value of the Company’s stock for the three days before and after the acquisition date.

Effective July 1 2009, the Company adopted ASC 820-10-55-23A, Scope Application to Certain Non-Financial Assets and Certain Non-Financial Liabilities, delaying application for non-financial assets and non-financial liabilities as permitted. ASC 820 establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

•
Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

•
Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the year ended December 31, 2009:

	Fair Value
As of December 31, 2009	Level 1	Level 2	Level 3	Total
Embedded conversion liabilities	$--	$--	$472,045	$472,045

The following table reconciles, for the year ended December 31, 2009, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded Conversion Liability at December 31, 2007	$1,251,891
Reductions in fair value due to principal conversions	(63,733)
Present Value of beneficial conversion features of debentures	5,700,186
Balance of embedded conversion liability at December 31, 2008	6,888,344
Reductions in fair value due to principal conversions	(7,309,332)
Present Value of beneficial conversion features of debentures	893,033
Balance at December 31, 2009	$472,045

The valuation of the derivatives are calculated using a complex binomial pricing model that is based on changes in the volatility of our shares, our stock price, the probability of a reduction in exercise and conversion price, and the time to conversion of the related financial instruments. See Note 5 for more information on the valuation methods used.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows ASC 113, “Accounting for the Impairment or Disposal of Long-Lived Assets." ASC 113 requires that long-lived assets, including property and equipment, be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Impairment is measured as the difference between carrying value and fair market value.  Fair value is based on appraised values or estimated sales values of similar assets in recent transactions.  ASC 113 also requires companies to separately report discontinued operations for a component of an entity that has been disposed of or is classified as held for sale.

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

DEFERRED FINANCING COSTS AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs paid to or warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, fair value of the derivative  conversion  feature,  or the  intrinsic  value of beneficial  conversion  features  associated  with  the  underlying  debt,  are reflected as a debt discount.  These costs and discounts are generally amortized over the life of the related debt.  On April 2, 2007, YA Global Investment, LP declared certain debentures to be in default (See Note 5, Financing Arrangements, below).  As a result, deferred financing fees related to these debentures were deemed to be permanently impaired and were written off to amortization expense.

Amortization expense related to these costs and discounts was $0 and $0 for the years ended December 31, 2009 and 2008, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in our financial statements issued for the year ended December 31, 2009.  The adoption of FASB ASC did not impact the Company’s financial position or results of operations.

NOTE 4	FINANCING ARRANGEMENTS

The following is a summary of the Company’s financing arrangements as of December 31, 2009:

Current portion of convertible debentures:
Convertible debenture payable to YA Global Investments issued October 2005	$602,907
Convertible debenture payable to YA Global Investments issued July 2007	570,000
Convertible debenture payable to YA Global Investments issued February 2006	956,380
Convertible debenture payable to YA Global Investments issued June 209	4,000,000
Convertible debenture payable to Minority Interest Fund (II)	98,739
Convertible debenture payable to RAKJ Holdings issued April 2009	30,053
Convertible debenture conversion liabilities	472,045
Total current convertible debentures	$6,730,124
The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) of as of December 31, 2009 and the Company’s ability to meet such obligations:

Year	Amount
2010	$6,730,124
Total minimum payments due under current and long term obligations	$6,730,124

CONVERTIBLE DEBENTURES

As of December 31, 2009, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate amount of $98,739 (the “MIF Debentures”) which are due December 31, 2010 and carry interest at 20%.  The MIF Debentures are convertible into Company common stock at a rate equal to 90% of the lowest volume weighted average price for the Company’s common stock for the twenty trading days preceding conversion.  During the year ended December 31, 2009, MIF purchased additional debentures from the Company in the amount of $98,739, assigned $87,817 of the principal amount due to MIF to RAKJ Holdings, Inc. (“RAKJ”) ($67,817) and Mammoth Corporation (“Mammoth”) ($20,000). The Company determined the value of the MIF Debenture at October 1, 2009 to be $137,254, which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall be increased from its present value of $37,564 at October 1, 2009 to its estimated settlement amount of $141,056 at December 31, 2010.  As of December 31, 2009, an expense of $9,985 has been recorded as interest expense for the accretion of the discount on the convertible note payable, thereby increasing the carrying value of the MIF Debenture to $108,724 at December 31, 2009.  For the year ended December 31, 2009, interest expense of $124,825 for the MIF Debentures were incurred. The managing member of MIF is a relative of the Company’s chairman.

The balance of convertible debt due to RAKJ as of December 31, 2009 was $30,053 (the “RAKJ Debenture”). The Company issued 46,703,258 shares of common stock to RAKJ, upon the conversion of $47,257 in debt during the year ended December 31, 2009. The RAKJ Debenture is convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion.  The Company determined the value of the RAKJ Debenture at April 1, 2009 to be $110,782 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall be increased from its present value of $50,782 at April 1, 2009 to its estimated settlement amount of $120,000 at December 31, 2010.   During the year ended December 31, 2009, MIF assigned $17,310 to the RAKJ debenture   As of December 31, 2009, an expense of $70,498 has been recorded as interest expense for the accretion of the discount on the convertible note payable, thereby, increasing the carrying value of the RAKJ Debenture to $59,719.  Conversely, the carrying value was decreased during the period for the conversions into common stock.  For the year ended December 31, 2009 interest expenses of $4,999 for the RAKJ Debenture were incurred.

The Company issued 20,000,000 shares of common stock to Mammoth, upon the conversion of $20,000 in debt plus accrued interest of $142 during the quarter ended September 30, 2009, which amounts paid off the debenture in full. The Mammoth Debenture was convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion.  For the year ended December 31, 2009, interest expenses of $142 was paid.  The balance due under the Mammoth Debenture at December 31, 2009 was $0.

The Company accounted for each of the MIF Debenture, the Mammoth Debenture and the RAKJ Debenture in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

YA Global Investments, LP

On August 14, 2008, the Company and YA Global Investments, L.P. (“YAGI”) agreed to extend the maturity date  of the following secured convertible debentures previously issued to YAGI to December 31, 2011: that certain convertible debenture dated October 12, 2005 in the original principal amount of $1,475,000; that certain convertible debenture dated February 8, 2006 in the original principal amount of $3,050,369; and, that certain convertible debenture dated June 26, 2007 in the original principal amount of $570,000. The current balance due against these debentures was $2,234,687 as of December 31, 2009. Each debenture provides for interest in the amount of 12% per annum and are convertible at the lesser of $0.60 or 90% of the lowest closing bid price of Carbonics’ common stock during the 30 trading days immediately preceding the conversion date.

Effective June 30, 2009, the Company and GS AgriFuels Corporation entered into a Stock Purchase Agreement pursuant to which the Company acquired 100% of the stock of Sustainable Systems, Inc. (“Culbertson”) from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels’ indebtedness to YA Global Investments, L.P. (“YAGI”).  In connection with this Agreement, the Company issued an amended and restated convertible debenture to YAGI for $4,000,000 due on December 31, 2011. This debenture provides for interest in the amount of 12% per annum and is convertible at the lesser of the fixed conversion price of $0.01 or 90% of the lowest daily volume weighted average price of Carbonics’ common stock during the 20 trading days immediately preceding the conversion date.

The Company accounted for the YAGI Debenture dated June 30, 2009 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the YAGI Debenture at June 30, 2009 to be $4,369,061 which represented the face value of the debenture plus the present value of the $369,061 conversion feature.  As of December 31, 2009, accretion expense of $369,061 has been recorded increasing the carrying value of the YAGI Debenture to $4,369,061 at December 31, 2009

The Company accounted for the YAGI Debenture dated October 12, 2005 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The carrying amount of the debenture has been restated for the prior year. The Company determined the value of the YAGI Debenture at December 31, 2008 to be $3,014,535 which represented the face value of the debenture plus the present value of the $2,411,628 conversion feature.  As of December 31, 2009, income of $1,808,721 has been recorded from a reduction in the fair value of the conversion feature on the convertible note payable, thereby, decreasing the carrying value of the YAGI Debenture to $602,907 at December 31, 2009.

The Company accounted for the YAGI Debenture dated February 8, 2006 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The carrying amount of the debenture has been restated for the prior year. The Company determined the value of the YAGI Debenture at December 31, 2008 to be $5,587,845 which represented the face value of the debenture plus the present value of the $4,470,276 conversion feature.  As of December 31, 2009, income of $3,374,575 has been recorded from a reduction in the fair value of the conversion feature on the convertible note payable, thereby, decreasing the carrying value of the YAGI Debenture to $956,380 at December 31, 2009.

The Company accounted for the YAGI Debenture dated October 12, 2005 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The carrying amount of the debenture has been restated for the prior year. The Company determined the value of the YAGI Debenture at December 31, 2008 to be $632,840 which represented the face value of the debenture plus the present value of the $62,840 conversion feature.  As of December 31, 2009, an expense of $493 has been recorded as interest expense for the accretion of the discount on the convertible note payable, thereby, increasing the carrying value of the YAGI Debenture to $633,333 at December 31, 2009.

NOTE 5	INCOME TAXES

The Company adopted the provisions of FASB ASC 740-10, “Accounting for Income Taxes.” As a result, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007, and at December 31, 2009, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense.  As of December 31, 2009, no interest related to uncertain tax positions had been accrued.

The Company has incurred losses, which have generated net operating loss carry forwards for the Company as of December 31, 2009. These loss carry forwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2009 and 2008, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.  The provision for income taxes for the years ended December 31, 2009 and 2008 consisted of state income tax provisions. Deferred tax assets are as follows:

	12/31/2009	12/31/2008
Deferred Tax Asset:
Net operating loss carry forwards	$87,956,000	$87,956,000
Total deferred tax assets	32,300,000	32,300,000
Less: Valuation allowance	(32,300,000)	(32,300,000)
Net deferred tax asset	$--	$--

NOTE 6	RELATED PARTY TRANSACTIONS

As of the year ended December 31, 2009, the $47,261 balance of the note receivable from GreenShift was waived. As of the year ended December 31, 2009, the $105,669 balance of the note payable owed by Culbertson to GreenShift was waived. Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 5, Financing Arrangements, above). The managing member of MIF is a relative of the Company’s chairman.

NOTE 7	DISCONTINUED OPERATIONS

Effective June 30, 2009, GS AgriFuels Corporation and Carbonics Capital Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics acquired 100% of the stock of Sustainable Systems, Inc. (“Culbertson”) from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels’ indebtedness to YAGI Investments, L.P. (“YAGI”).  In connection with this Agreement, Carbonics issued an amended and restated convertible debenture to YAGI for $4,000,000 due on December 31, 2011. GS AgriFuels is a wholly-owned subsidiary of GreenShift Corporation, a company that is majority owned by the Company's majority shareholder, Viridis Capital, LLC.

The operations of Culbertson were idled during 2009. A lender to the subsidiary that operated the facility took assignment of this property in lieu of foreclosure during February 2010. The financial results of Culbertson are presented as discontinued operations in the combined results of operations for the year ended December 31, 2009.

As a result of the above transactions, the Company realized a loss from discontinued operations of $1,706,089 and $2,806,216 for the twelve months ended December 31, 2009 and 2008, respectively.  The components of discontinued operations for the twelve months ended December 31, 2009 and 2008 are as follows:

	2009	2008

Revenues	$1,788,482	$8,362,534
Cost of revenues	2,127,025	7,631,614
Gross profit	(338,543)	730,920
Selling, general and administrative expense	1,174,341	3,428,938

Loss from operations	(1,512,883)	(2,698,018)

Interest expense	(270,055)	(303,181)
Other income and expenses, net	76,870	194,983
Total other income and expense	(193,186)	(108,198)
Income before provision for income taxes	(1,706,069)	(2,806,216)
Total provision for tax	--	--
Net loss	$(1,706,069)	$(2,806,216)

NOTE 8	WARRANTS

The Company's February 7, 2006 financing with YA Global Investment, LP provides that Carbonics  will issue to YA Global five year Warrants to purchase 2,250,000 common shares.  The warrants will permit YA Global to purchase 750,000 shares at $3.00 per share, 750,000 shares at $4.00 per share, and 750,000 shares at $5.00 per share.  On June 30, 2006, Carbonics issued 2,250,000 warrants to YA Global. Summarized information about GreenShift's stock warrants outstanding at December 31, 2009 is as follows:

Number of Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2007	2,750,000	$4.00
Granted at fair value	--	--
Forfeited	--	--
Exercised	--	--

Outstanding at December 31, 2008	2,750,000	$4.00
Granted at fair value	--	--
Forfeited	--	--
Exercised	--	--

Outstanding at December 31, 2009	2,750,000	$3.45
All of the above noted warrants were exercisable as of December 31, 2009.

NOTE 9	STOCKHOLDERS’ EQUITY

COMPLETION OF NAME CHANGE AND REVERSE STOCK SPLIT

Effective February 11, 2008, the Company changed its name from GreenShift Corporation to Carbonics Capital Corporation (f/k/a GreenShift Corporation) and completed a 1 for 20 reverse stock split.  All stock prices, share amounts, per share information, stock options and stock warrants in this Report reflect the reverse split.

FORGIVENESS OF RELATED PARTY DEBT

During the year ended December 31, 2009, the Company waived $47,261 of the debenture receivable from GreenShift Corporation.

During the year ended December 31, 2008, the company waived $2,000,000 of the debenture receivable from GreenShift Corporation.  Additionally, the Company waived interest receivable from GreenShift in the amount of $196,832, as well as other related company notes receivable of $6,821 in the first quarter of 2008.

COMMON STOCK

The Company issued 220,662,697 shares of common stock upon the conversion of an aggregate of $228,588 in debt during the year ended December 31, 2009 consisting of: 153,959,439 common shares issued to YAGI, upon the conversion of $161,189 in debt; 46,703,258 common shares issued to RAKJ Holdings, Inc. (“RAKJ”), upon the conversion of $47,257 in debt; and, 20,000,000 common shares were issued to Mammoth Corporation (“Mammoth”) upon the conversion of $20,142 in debt.

During the year ended December 31, 2009, the Company issued a total of 90,000,000 shares of Common Stock, $0.001 par value, for services provided to the Company. The Company’s former director, David Winsness, received 12,500,000 of these shares.

During the year ended December 31, 2009, the Company issued a total of 24,900,000 shares of Common Stock, $0.001 par value, to Paul Miller, the Company’s Chief Executive Officer, for stock compensation.

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

Shares of the Company’s Series C Preferred Stock (the “Series C Shares”) may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series C Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series C Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series C Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series C Shares will receive the dividend that would be payable if the Series C Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series C Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series C Shares had been converted into common shares. At December 31, 2009, there were 972,042 Series C Shares outstanding, 921,890 of which were held by the Company’s majority shareholder, Viridis Capital, LLC.

NOTE 10	COMITMENTS AND CONTINGENCIES

On May 4, 2009, the Superior Court of the State of California entered a default against the Company in the amount of $62,500.  Golden State Equity Investors, Inc. alleged claims against the Company in which they asserted a cause of action for breach of contract regarding a Settlement Agreement dated July 9, 2008.  The Company has recorded this default amount effective January 1, 2009.

The Company’s Culbertson oilseed processing facility did not receive a line of credit for 2008 crop purchases, voluntarily surrendered its commodity dealers license and, on April 27, 2009, entered into a settlement agreement with the states of Montana and North Dakota pertaining to outstanding payments due for purchase of oilseeds during 2008 that were contracted at rates far greater than current oilseed values. Culbertson had previously negotiated with two separate banks to receive working capital financing sufficient to service these obligations. Neither bank was able to close due to strain in the prevailing commodity and financial markets. Culbertson has accordingly idled its operations pending liquidation by the Montana Department of Agriculture of Culbertson's inventories to satisfy the oilseed payables. Culbertson is permitted to reacquire its commodity license upon the completion of sufficient working capital and equity financing to operate. The liquidation of Culbertson's inventory was completed during the fourth quarter 2009. Approximately $1,216,136 was due to growers who had delivered seed, of which amount $950,723 had been paid as of July 17, 2009.  The remaining amount due and owing to the growers of $265,413 was paid in September of 2009.

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

NOTE 11	SUBSEQUENT EVENTS

On February 16, 2010 the Company’s subsidiary, Sustainable Systems LLC, executed a Deed in Lieu of Foreclosure Agreement with Anchor Light, LP. The Deed in Lieu of Foreclosure Agreement referenced a Loan Agreement dated December 8, 2008, pursuant to which on February 16, 2010 Sustainable Systems LLC owed Anchor Light, LP $1,586,253.27 and under which Sustainable Systems LLC was in default. The obligations under the Loan Agreement had been secured by a mortgage of the real and personal property in Culbertson, Montana on which Sustainable Systems carried out its operations. Pursuant to the deed in Lieu of Foreclosure Agreement, Sustainable Systems LLC transferred the property to a subsidiary of Anchor Light, LP, and Anchor Light, LP agreed that it would not initiate action against Sustainable Systems, LLC to enforce the Loan Agreement, except as necessary to enforce its rights in foreclosure.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2009.

Other than described above, there have been no changes in the company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting.  The assessment was conducted using the criteria in Internal Control—Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2009.  Management determined that at December 31, 2009, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements.  Contributing to this lack of sufficient resources was the unanticipated voluntary turnover of key personnel late in the year.  This material weakness resulted in the identification of adjustment during the financial statement close process that have been recorded in the financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B	OTHER INFORMATION

None.

PART III
ITEM 9	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Kevin Kreisler	37	Chairman
Paul Miller	35	Chief Executive Officer
Jacqueline Flynn	43	Chief Financial Officer
Kevin Kreisler is the chairman of the Company. Mr. Kreisler is the founder, chairman and chief executive officer of GreenShift Corporation. Mr. Kreisler served as GreenShift’s vice president from 1998 to 2000, president from 2000 to 2002, chief executive officer from 2002 to 2005 and has served as GreenShift’s chairman from 2005 to the present. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

Dr. Paul Miller is the chief executive officer of the Company.  Dr. Miller was the founder of Sustainable Systems, LLC in 2001 and served as its managing member until 2005 and its manager from 2005 to the present.  In addition, Dr. Miller served as the president of Sustainable Systems, Inc., the sole member of Sustainable Systems, LLC from 2007 to the present.  Dr. Miller is a graduate of Radford University (B.S., Chemistry, 1996) and the University of Montana (Ph.D., Chemistry, 2007).

Jacqueline Flynn has over twenty years experience in financial accounting for both public and private companies.  Ms. Flynn has been employed since 2006 as Controller of GreenShift Corporation, an affiliate of Carbonics Capital.  From 2002 to 2005, Ms. Flynn was employed as Chief Financial Officer by Accent Mortgage Company of Alpharetta, Georgia.  During the three years prior to 2002 Ms. Flynn was employed by Lahaina Acquisitions, Inc., a public company that owned Accent Mortgage Company during that period.  She was employed by Lahaina Acquisitions first as Controller and then as Chief Financial Officer.  Ms. Flynn was awarded an M.B.A. in 1994 by Brenau University.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2009.

ITEM 10	EXECUTIVE COMPENSATION

The following table sets forth compensation information for Carbonics Capital Corporation’s executive officers during the years indicated as relevant. As of December 31, 2009, no executive officer held options for Carbonics Capital Corporation’s Common Stock.

	Annual Compensation				Long-term Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Other	Shares Granted	Compensation
Kevin Kreisler	2009	$--	$--	--	--	$50,000
Chairman	2008	--	--	--	--	--
	2007	--	--	--	--	--

Jacqueline Flynn	2009	$--	--	--	--	$--
Chief Financial Officer	2008	--	--	--	--	--
	2007	--	--	--	--	--

Paul Miller	2009	$83,333	--	--	--	$24,900
Chief Executive Officer	2008	--	--	--	--	--
	2007	--	--	--	--	--

EMPLOYMENT AGREEMENTS

The Company’s relationships with its officers are on an at-will basis.

COMPENSATION OF DIRECTORS

Employees who are also members of the Board of Directors are not additionally compensated for their services as a director.  We currently have no directors who are not also employees.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2009 and those options held by him on December 31, 2009.

					Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date
					5%	10%
Paul Miller	--	--	--	--	--	--
Option Grants in the Last Fiscal Year

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2009 and held by them unvested at December 31, 2009.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Paul Miller	--	--

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock as well as by the members of our Board of Directors and by all officers and directors as a group.

Name and Address(1) Of Beneficial Owner	Common	% of Class	Preferred	Series C % of Class	Percentage of Voting Power
Kevin Kreisler(2)	--	--	921,890	100	73.75%
Paul Miller	24,900,000	--	--	--	--
Jacqueline Flynn	--	--	--	--	--
All officers and directors as a group (3 persons)	20,000,000	--	921,890	100	73.75%
(1)	The address of each shareholder is c/o GreenShift Corporation, One Penn Plaza, Suite 1612, New York, NY 10119.

(2)	All shares listed for Mr. Kreisler are owned of record by Viridis Capital, LLC, of which Mr. Kreisler is the sole member

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

On January 25, 2008, a financing was completed that resulted in Carbonics becoming the guarantor of the debts of several of its former affiliates. The beneficiary of the guarantees was YA Global Investments, LP (“YAGI”), which committed to extend credit to those affiliates.  As of December 31, 2009, the outstanding principal and accrued interest of the debt was $42,559,964.

Effective June 30, 2009, the Company and GS AgriFuels Corporation entered into a Stock Purchase Agreement pursuant to which the Company acquired 100% of the stock of Sustainable Systems, Inc. (“Culbertson”) from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels’ indebtedness to YA Global Investments, L.P. (“YAGI”).  GS AgriFuels is a subsidiary of GreenShift Corporation, which company is majority owned by the Company’s majority shareholder, Viridis Capital, LLC.

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 5, Financing Arrangements, above).  The managing member of MIF is a relative of the Company’s chairman.

DIRECTOR INDEPENDENCE

None of the members of our Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ Stock Market.

PART IV

ITEM 13	PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT AUDITOR FEES

Audit Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $8,250 for professional services rendered for the audit of our 2009 financial statements and review of the financial statements included in our 2009 10-K filings. For the year ended 2008, $8,250 was billed for services rendered.

Audit-Related Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $34,480 to the Company in 2009 and $34,620 in 2008 for services that are reasonably related to the performance of the audit or review of the yearly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $0 in 2009 and $10,000 to the Company in 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2009 and $10,000 to the Company in 2008 for services not described above.

It is the policy of the Company's Board of Directors that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  All of the services described above were approved by the Audit Committee.

ITEM 14	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
INDEX TO EXHIBITS

Exhibit Number	Description

3-a	Certificate of Incorporation, as amended through January 2000 - filed as an exhibit to the Registration Statement on Form 10-SB and incorporated herein by reference.
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

10-d	Form of Secured Convertible Debenture due February 8, 2009 – filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2006 and incorporated herein by reference.

10-e
Second Amended and Restated Security Agreement dated February 2, 2006 between Carbonics Capital Corporation and YA Global Investments, LP – filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2006 and incorporated herein by reference.

10-f
Credit Agreement dated January 11, 2008 between GS COES (Yorkville I) LLC and YA Global Investments, LP – filed as an exhibit to the Current Report on Form 8-K filed on January 31, 2008, and incorporated herein by reference.

10-g
Amended and Restated Forbearance Agreement dated as of January 11, 2008 among Carbonics Capital Corporation, GreenShift Corporation, Viridis Capital, LLC and YA Global Investments, LP – filed as an exhibit to the Current Report on Form 8-K filed on January 31, 2008, and incorporated herein by reference.

10-h
Global Guaranty Agreement dated January 11, 2008 among Viridis Capital LLC, Kevin Kreisler, Carbonics Capital Corporation, GreenShift Corporation, GS AgriFuels Corporation, each of their subsidiaries, and YA Global Investments, LP – filed as an exhibit to the Current Report on Form 8-K filed on January 31, 2008, and incorporated herein by reference.

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

CARBONICS CAPITAL CORPORATION

By:	/S/ PAUL MILLER PAUL MILLER Chief Executive Officer
Date:	April 15, 2010

In accordance with the Exchange Act, this Report has been signed below on March 31, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ PAUL MILLER PAUL MILLER Director, Chief Executive Officer
Date:	April 15, 2010
/S/ JACQUELINE FLYNN JACQUELINE FLYNN Chief Financial Officer, Principal Accounting Officer
Date:	April 15, 2010
/S/ KEVIN KREISLER KEVIN KREISLER Director
Date:	April 15, 2010