Form 10-Q
period 2010-03-31
CARBONICS CAPITAL CORP
filed 2010-05-21
CIK 1102414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

COMMISSION FILE NO.: 0-50469

CARBONICS CAPITAL CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	22-3328734
(State of incorporation)	(IRS employer identification number)

One Penn Plaza, Suite 1612, New York, NY	10119
(Address of principal executive offices)	(Zip code)
(212) 994-5374
(Registrant’s telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One): Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No X
The number of outstanding shares of common stock as May 20, 2010 was 2,202,943,349.

CARBONICS CAPITAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTS
Part I – Financial Information
Item 1	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheet as of March 31, 2010 (unaudited) and December 31, 2009
		5
	Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2010 (unaudited) and 2009 (unaudited)
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 (unaudited) and 2009 (unaudited)
		7
	Notes to Condensed Consolidated Financial Statements	10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4	Controls and Procedures	30
Part II – Other Information
Item 1	Legal Proceedings	31
Item 1A	Risk Factors	32
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3	Defaults upon Senior Securities	32
Item 4	Submission of Matters to a Vote of Security Holders	32
Item 5	Other Information	32
Item 6	Exhibits	33
Signatures

Basis of Presentation
In this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us,”  “Carbonics,” “Carbonics Corporation” or the “Company” refer to Carbonics Capital Corporation, and its subsidiaries on a consolidated basis. The term “Carbonics Capital Corporation” refers to Carbonics Capital Corporation on a stand-alone basis only, and not its subsidiaries.

Forward Looking Statements
We make certain forward-looking statements in this Quarterly Report on Form 10-Q and in the documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

➢	the volatility and uncertainty of commodity prices;
➢	the costs and business risks associated with developing new products and entering new markets;
➢	our ability to locate and integrate future acquisitions;
➢	the impact of new, emerging and competing technologies on our business;
➢	the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;
➢	changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;
➢	our reliance on key management personnel;
➢	limitations and restrictions contained in the instruments and agreements governing our indebtedness;
➢	our ability to raise additional capital and secure additional financing;
➢	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and
➢	other risks referenced from time to time in our filings with the SEC and those factors listed in our 2009 Form 10K/A under Item 1A, Risks Factors.
You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
 CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	3/31/2010	12/31/2009
ASSETS
Current Assets:
Cash	$5,800	$5,800
Assets to be disposed - current	51,547	1,646,238
Total current assets	57,347	1,652,038

TOTAL ASSETS	$57,347	$1,652,038
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$261, 595	$461,661
Accrued interest	994,107	838,599
Accrued interest – related party	6,237	1,718
Convertible debentures – related party	91,308	108,724
Loan payable – affiliate	19,195	--
Convertible debentures	6,586,010	6,621,400
Liabilities to be disposed - current	2,344,439	3,900,716
Total current liabilities	10,302,891	11,932,819
Liabilities to be disposed – net of current	--	--
TOTAL LIABILITIES	10,302,891	11,932,819

Shareholders' equity (deficit) Convertible preferred stock
Series C convertible, par $0.001, 1,000,000 shares authorized, 959,790
and 972,042 issued and outstanding, respectively	959	972
Common stock, par $0.0001, 10,000,000,000 authorized (2010), par $0.001, 500,000,000
500,000,000 authorized (2009); 1,948,973,808 and 482,842,103 issued and outstanding, respectively	194,897	482,842
Additional paid-in capital	124,723,892	124,075,672
Accumulated deficit	(135,165,292)	(134,840,265)
Total stockholders’ equity (deficit)	(10,245,544)	(10,280,780)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$57,347	$1,652,038

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

 CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	Three Months Ended
	3/31/10	3/31/09
		(Restated)
Revenue	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses:
General and administrative expenses	87,778	21,882
Research and development	19,423	--
Stock based compensation	--	--
Total operating expenses	107,201	21,882
Operating loss	(107,201)	(21,882)
Other income (expense):
Legal settlement	--	(62,500)
Change in conversion liabilities	(9,810)	2,878,336
Change in conversion liabilities– related party	(1,103)	--
Interest expense – related party	(4,519)	--
Interest expense	(155,508)	(38,077)
Total other income (expense)	(170,940)	2,777,759
Income (loss) before provision for income taxes	(278,141)	2,755,877
Provision/benefit for income taxes	--	--
Income (loss) from continuing operations	(278,141)	2,755,877
Discontinued operations:
Loss from discontinued operations	(46,886)	(558,513)
Gain on disposal of discontinued operations	--	--
Total discontinued operations	(46,886)	(558,513)
Net Income (Loss)	$(325,027)	$2,197,364

Earnings (loss) per share, basic – continuing operations	$0.00	$0.02
Earnings (loss) per share, basic – discontinued operations	$0.00	$0.00
Earnings (loss) per share, basic	$0.00	$0.02

Earnings (loss) per share, diluted – continuing operations	$0.00	$0.00
Earnings (loss) per share, diluted – discontinued operations	$0.00	$0.00
Earnings (loss) per share, diluted	$0.00	$0.00

Weighted average share of common stock outstanding, basic	1,400,043,989	127,607,259
Weighted average share of common stock outstanding, dilutive	1,400,043,080	766,399,876

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	Three Months Ended 3/31/10	Three Months Ended 3/31/09

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(325,027)	$2,197,364
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expenses paid directly by affiliates	65,165	--
Change in fair value of conversion liabilities	10,913	(2,878,336)
Change in net assets of disposal group (see note below)	38,414	558,513
Accounts payable and accrued expenses	50,736	81,188
Accrued interest	160,027	38,077
Net cash provided by (used in) operating activities	228	(3,194)
CASH FLOW FROM INVESTING ACTIVITIES
Issuances of short-term borrowings	--	65,441
Proceeds from (advances to) related parties	(228)	--
Net cash provided by investing (used in) activities	(228)	65,441

Net (decrease) increase in cash	--	62,247

Cash at beginning of period	5,800	--
Cash at end of period	$5,800	$62,247
Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$1,208,333	$--
Forgiveness of amount owed to related party	285,888	--
Debt conversions into common stock	74,374	4,661
Assumption of accounts payable by affiliate debenture issuance	231,380
Disposition of Culbertson plant to settle long term debt	1,586,253	--

Note: The following table is a summary of cash flow information in net assets of discontinued operations for the three months ended March 31, 2010 and 2009:

Operating activities:
Depreciation and amortization	--	78,696
Bad debt expense	--	817
Inventory reserve	--	32,434
Change in operating assets/liabilities:
Accounts receivable	--	(140,223)
Prepaid expenses	8,439	(4,548)
Inventory	--	502,300
Other current assets	--	131,978
Accounts payable and accrued expenses	--	(71,096)
Accrued interest	29,975	8,822
Deferred revenue	--	163,709

Investing activities:
Purchases of equipment	--	(1,411)
Cash released from restrictions	--	(154,315)

Financing activities:
Advances from affiliate	--	23,956
Repayments on long term debt	--	(12,606)
Total change in net assets of disposal group	38,414	558,513

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

NOTE 1	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10Q of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations for the full year.  When  reading the financial  information  contained in this Quarterly Report,  reference should be  made to the financial statements and notes contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2009.

NOTE 2	NATURE OF OPERATIONS
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

NOTE 3	GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had an accumulated deficit of $(135,165,292) at March 31, 2010.  As of March 31, 2010 the Company’s current liabilities exceeded current assets by $10,245,544, which includes convertible debentures of $6,586,010, accrued interest payable of $1,000,344, and related party convertible debentures of $91,308. The Company’s working capital deficit net of these amounts is $2,567,882. These matters raise substantial doubt about the Company’s ability to continue as a going concern.   Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

NOTE 4	SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The financial statements for the periods ended March 31, 2010 and 2009 have been consolidated to include the accounts of the Company and its subsidiaries.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts reported in the balance sheet as of March 31, 2010 and December 31, 2009 for cash equivalents, accounts receivable, other receivables, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.  It was not practical to estimate the fair value of the convertible debt due to the nature of these items.  These estimates would be based on the carrying amounts, maturities, effective interest rates and volatility of the Company's stock. The Company does not believe it is practical due to the significant volatility of the Company's stock.

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

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2010:

	Fair Value
As of March 31, 2010	Level 1	Level 2	Level 3	Total
Embedded conversion liabilities	$--	$--	$480,282	$480,282

The following table reconciles, for the three months ended March 31, 2010, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded conversion liability at December 31, 2009	472,045
Reductions in fair value due to principal conversions	(2,676)
Change in fair value of beneficial conversion features of debentures	10,913
Balance at March 31, 2010	$480,282
The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes changes in fair value for the conversion liability in subsequent periods, which are added to the principal of the debenture.  The Company also recognizes reductions in fair value for conversions of the underlying debenture.

FINANCIAL INSTRUMENTS
The Company accounted for the convertible debentures in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares.

NOTE 5	STOCKHOLDERS’ EQUITY
SERIES C PREFERRED STOCK
Shares of the Company’s Series C Preferred Stock (the “Series C Shares”) may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series C Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series C Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series C Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series C Shares will receive the dividend that would be payable if the Series C Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series C Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series C Shares had been converted into common shares. During the three months ended March 31, 2010, the Company’s majority shareholder, Viridis Capital, LLC (“Viridis”) converted 9,200 shares of Series C Preferred Stock into 1,000,000,000 common shares (which conversion was reversed in May 2010), and Minority Interest Fund (II), LLC (“MIF”) converted 3,052 shares of Series C Preferred Stock into 208,333,333 common shares.

COMMON STOCK
Effective January 4, 2010, the Company’s Board of Directors approved an amendment to the Certificate of Incorporation to increase the authorized common stock from 500,000,000 shares, $0.001 par value, to 10,000,000,000 shares at $0.0001 par value.

The Company issued 257,798,372 shares of common stock upon the conversion of an aggregate of $71,700 in debt during the three months ended March 31, 2010 consisting of: 123,811,168 common shares issued to YA Global Investments, LP (“YAGI”), upon the conversion of $45,200 in debt; 133,987,204 common shares issued to Minority Interest Fund (II), LLC (“MIF”), upon the conversion of $26,500 in debt.

NOTE 6	FINANCING ARRANGEMENTS
The following is a summary of the Company’s financing arrangements as of March 31, 2010:
Current portion of convertible debentures:
Convertible debenture payable to YA Global Investments issued October 2005	$602,907
Convertible debenture payable to YA Global Investments issued June 2007	570,000
Convertible debenture payable to YA Global Investments issued February 2006	911,180
Convertible debenture payable to YA Global Investments issued June 2009	4,000,000
Convertible debenture payable to Minority Interest Fund (II)	82,896
RAKJ Holdings issued April 2009	30,053
Convertible debenture conversion liabilities	480,282
Total current convertible debentures	$6,677,318

As of March 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate amount of $82,896 (the “MIF Debentures”) which are due December 31, 2010 and carry interest at 20%.  The MIF Debentures are convertible into Company common stock at a rate equal to 90% of the lowest volume weighted average price for the Company’s common stock for the twenty trading days preceding conversion.  During the three months ended March 31, 2010, MIF purchased additional debentures from the Company in the amount of $10,657, and converted $26,500 as noted above.  The Company determined the value of the MIF Debenture at December 31, 2009 to be $108,724, which represented the face value of the debenture plus the present value of the conversion feature. For the three months ended March 31, 2010, an expense of $1,103 has been recorded as expense for the accretion to fair value on the convertible note payable, and $2,676 has been recorded for the present value of the conversions during the period, thereby decreasing the carrying value of the MIF Debenture to $91,308 at March 31, 2010.  The liability for the conversion feature shall be increased from its present value of $8,412 at December 31, 2009 to its estimated settlement amount of $9,211 at December 31, 2010.  For the three months ended March 31, 2010, interest expense of $4,519 for the MIF Debentures was incurred. The managing member of MIF is a relative of the Company’s chairman.

The balance of convertible debt due to RAKJ as of March 31, 2010 was $30,053 (the “RAKJ Debenture”). The RAKJ Debenture is convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion.  The Company determined the value of the RAKJ Debenture at December 31, 2009 to be $59,719, which represented the face value of the debenture plus the present value of the conversion feature. For the three months ended March 31, 2010, an expense of $387 has been recorded as expense for the accretion to fair value on the convertible note payable, thereby, increasing the carrying value of the RAKJ Debenture to $60,106.  The liability for the conversion feature has been increased to its estimated settlement value of $30,053.  For the three months ended March 31, 2010 interest expense of $1,482 for the RAKJ Debenture was incurred.  The RAKJ Debenture was fully satisfied in April 2010.

The Company accounted for each of the MIF Debenture and the RAKJ Debenture in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

YA Global Investments, LP
On August 14, 2008, the Company and YA Global Investments, L.P. (“YAGI”) agreed to extend the maturity date  of the following secured convertible debentures previously issued to YAGI to December 31, 2011: that certain convertible debenture dated October 12, 2005 in the original principal amount of $1,475,000; that certain convertible debenture dated February 8, 2006 in the original principal amount of $3,050,369; and, that certain convertible debenture dated June 26, 2007 in the original principal amount of $570,000. The current balance due against these debentures was $2,129,287 as of December 31, 2009. Each debenture provides for interest in the amount of 12% per annum and is convertible at the lesser of $0.60 or 90% of the lowest closing bid price of Carbonics’ common stock during the 30 trading days immediately preceding the conversion date.

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

The Company accounted for the YAGI Debenture dated June 30, 2009 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the YAGI Debenture at December 31, 2009 to be $4,369,061 which represented the face value of the debenture plus the present value of the conversion feature.  For the three months ended March 31, 2010, $10,913 has been recorded for the increase in fair value of the YAGI Debenture to $4,378,484 at March 31, 2010.

The Company accounted for the YAGI Debenture dated October 12, 2005 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the fair value of this debenture at December 31, 2009 and March 31, 2010 to be equal to the face value of the debenture.

The Company accounted for the YAGI Debenture dated February 8, 2006 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the fair value of this debenture at December 31, 2009 and March 31, 2010 to be equal to the face value of the debenture.

The Company accounted for the YAGI Debenture dated October 12, 2005 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the YAGI Debenture at December 31, 2009 and March 31, 2010 to be $633,333 which represented the face value of the debenture plus the fair value of the conversion feature.

NOTE 7	RELATED PARTY TRANSACTIONS
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

During the three months ended March 31, 2010, the Company was invoiced by EcoSystem Corporation for $19,423 related to research and development costs.  EcoSystem Corporation is a majority owned by our majority shareholder, Viridis Capital, LLC.

For the three months ended March 31, 2010, the Company assigned accounts payable to GreenShift Corporation of $231,715 and directly paid expenses of $54,173 on behalf of GreenShift Corporation. At March 31, 2010, the $285,888 balance of the note receivable from GreenShift was waived.

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 6, Financing Arrangements). The managing member of MIF is a relative of the Company’s chairman.

NOTE 8	DISCONTINUED OPERATIONS
The operations of Culbertson were idled during 2009. While the Company was unable to obtain sufficient financing to restart and expand this facility, the Company was able to locate a strategic investor for Culbertson, which investor acquired Culbertson during February 2010. The financial results of Culbertson are presented as discontinued operations in the combined results of operations for the year ended December 31, 2009.
As a result of the above transactions, the Company realized a loss from discontinued operations of $46,886 and $558,513 for the three months ended March 31, 2010 and 2009, respectively.  The components of discontinued operations for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009

Revenues	$--	$851,898
Cost of revenues	--	996,006
Gross profit	--	(144,107)
Selling, general and administrative expense	16,910	412,165
Impairment of property, plant and equipment	--	--
Loss from operations	(16,910)	(556,273)

Interest expense	(29,976)	(66,568)
Other income and expenses, net	--	64,328
Total other income and expense	(29,976)	(2,241)
Income before provision for income taxes	(46,886)	(558,513)
Total provision for tax	--	--
Net loss	$(46,886)	$(558,513)

NOTE 9	COMMITMENTS AND CONTINGENCIES
On May 4, 2009, the Superior Court of the State of California entered a default against the Company in the amount of $62,500.  Golden State Equity Investors, Inc. alleged claims against the Company in which they asserted a cause of action for breach of contract regarding a Settlement Agreement dated July 9, 2008.  The Company has recorded this default amount effective January 1, 2009.

The Company’s Culbertson oilseed processing facility did not receive a line of credit for 2008 crop purchases, voluntarily surrendered its commodity dealers license and, on April 27, 2009, entered into a settlement agreement with the states of Montana and North Dakota pertaining to outstanding payments due for purchase of oilseeds during 2008 that were contracted at rates far greater than current oilseed values. Culbertson had previously negotiated with two separate banks to receive working capital financing sufficient to service these obligations. Neither bank was able to close due to strain in the prevailing commodity and financial markets. Culbertson idled its operations in 2009 during the liquidation process by the Montana Department of Agriculture of Culbertson's inventories to satisfy the oilseed payables.  The liquidation of Culbertson's inventory was completed during the fourth quarter 2009. Approximately $1,216,136 was due to growers who had delivered seed, of which amount $950,723 had been paid as of July 17, 2009.  The remaining amount due and owing to the growers of $265,413 was paid in September of 2009.

The Company’s Culbertson subsidiary is party to the matter entitled GS AgriFuels Corporation v. Chaykin, et al. The action was filed in the Supreme Court of the State of New York, County of New York, on February 2, 2009. The Complaint seeks damages for defendants' fraudulent misrepresentations, tortious interference, breach of acquisition agreements and related claims relating to the sale by the defendants of the stock of Sustainable Systems, Inc. (“Culbertson”) to GS AgriFuels, and arising from the disclosure by the defendants that Culbertson owned its Culbertson, Montana oilseed crushing facility when in fact Culbertson merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the defendants that Culbertson’s right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the defendants of materially false financial statements. The defendants served a separate action entitled Max, et al. v. GS AgriFuels Corporation, et al. in the Montana Fourth Judicial District Court in response to GS AgriFuels’ New York complaint; this Montana complaint was dismissed in January 2010. The New York court granted GS AgriFuels’ March 2010 motion for summary judgment as to liability on GS AgriFuels’ fraud and breach of contract claims on April 8, 2010.  During 2008 and 2009, three of the former shareholders of Culbertson, corresponding to about 60% of the former shareholders’ prior ownership interest in Culbertson, entered into settlement agreements pursuant to which has all parties have been released from all obligations under the relevant acquisition agreements and otherwise. Management is unable to characterize or evaluate the probability of any outcome at this time.  The Company’s Sustainable Systems, LLC subsidiary is party to various collections matters pertaining to outstanding accounts payable due to vendors.

On February 16, 2010 the Company’s subsidiary, Sustainable Systems LLC, executed a Deed in Lieu of Foreclosure Agreement with Anchor Light, LP. The Deed in Lieu of Foreclosure Agreement referenced a Loan Agreement dated December 8, 2008, pursuant to which on February 16, 2010 Sustainable Systems LLC owed Anchor Light, LP $1,586,253.27 and under which Sustainable Systems LLC was in default. The obligations under the Loan Agreement had been secured by a mortgage of the real and personal property in Culbertson, Montana on which Sustainable Systems carried out its operations. Pursuant to the deed in Lieu of Foreclosure Agreement, Sustainable Systems LLC surrendered the property to a subsidiary of Anchor Light, LP, and Anchor Light, LP agreed that it would not initiate action against Sustainable Systems, LLC to enforce the Loan Agreement, except as necessary to enforce its rights in foreclosure.

NOTE 10	RESTATEMENT
The accompanying Statement of Operations for the three months ended March 31, 2009 have been restated to reflect the retroactive inclusion of the loss from discontinued operations for the subsidiary for the period, and to present the diluted earnings per share section that was previously omitted.

NOTE 11	SUBSEQUENT EVENTS
Between April 1, 2010 and May 17, 2010, the Company issued a total of 365,101,172 common shares upon the conversion of $108,234 in debt.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our strategic plan moving forward involves the acquisition of strategic and accretive assets as well as exploitation of the technology licensed by the Company. We are currently evaluating qualified opportunities that produce the raw materials needed for our technologies, or that have the infrastructure we need to scale our technologies, or that have the ability to refine the products we produce with our technologies into finished goods. Our plan in this respect is to leverage the targeted assets and cash flows to defray our technology and financing risk as we commercialize our technologies.

Plan of Operations
The Company is party to agreements for the ongoing research and development of patent-pending technology designed to recycle carbon dioxide. These activities primarily involve laboratory scale bench testing at a university laboratory as part of a three year testing plan developed in conjunction with commercial collaborators and the host university. These testing efforts are administered by Management with a principal investigator located at the host university, and a research staff consisting of nine post-graduate researchers. The Company’s goal with this testing and development work is to refine the scale-up design assumptions relative to the construction of a demonstration scale pilot facility based on the Company’s licensed technologies by 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The financial statements included herein have been prepared by the Company, in accordance with Generally Accepted Accounting Principles. This requires the Company’s management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. In the opinion of management, all adjustments which, except as described elsewhere herein are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements and any changes in the Company’s future operational plans

RESULTS OF OPERATIONS
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues
There were no revenues for the three months ended March 31, 2010 or for the three months ended March 31, 2009, except as noted in discontinued operations.

Cost of Revenues
There was no cost of revenues for the three months ended March 31, 2010 or for the three months ended March 31, 2009, except as noted in discontinued operations.

Operating Expenses
Operating expenses during the three months ended March 31, 2010 totaled $107,201. In the comparable period of the prior year, operating expenses totaled $21,882.  The increased operating expenses during the three months ended March 31, 2010 primarily consisted of legal fees and ongoing expenses relating to the Company’s testing operations.

Interest/Other Expense
Total interest and other financing income (expenses) for the three months ended March 31, 2010 were $(170,940) and $2,777,759 for the three months ended March 31, 2009.  Included in the three months ended March 31, 2010 was $160,027 of interest expense, consisting of $155,508 in accrued interest, and $4,519 in accrued interest due to a related party. Other expense mainly included $(10,913) and $2,878,336 in non-cash income (expense) associated with the conversion features embedded in the convertible debentures issued by the Company during the three months ended March 31, 2010 and 2009, respectively.

Net Income (Loss)
Income (loss) from continuing operations for the three months ended March 31, 2010 was $(278,141) as compared to $2,755,877 for the same period in 2009.  Loss from discontinued operations for the three months ended March 31, 2010 was $46,886 as compared to $558,513 for the same period in 2009.  Net income (loss) for the three months ended March 31, 2010 was $(325,027) as compared to $2,197,364 for the same period in 2009. These changes were mainly attributable to the non-cash income in 2009 associated with the conversion features.

Liquidity and Capital Resources
The Company had $10,302,891 in current liabilities at March 31, 2010, and may need to obtain additional financing to satisfy these obligations. Thus, the Company’s liquidity needs have decreased relative to the amounts required by the Company during 2010, however, the Company requires new sources of capital to execute on its ongoing and planned research and development and other business development activities. The Company is also in need of financing to acquire targeted strategic assets.

Our primary sources of liquidity are cash provided by financing activities.  For the three months ended March 31, 2010, net cash provided by our operating activities was $228 as compared to $3,194 used in the three months ended March 31, 2009. The Company’s capital requirements consist of general working capital needs. The Company’s capital resources consist primarily of proceeds from issuance of debt and common stock. The Company plans to fund ongoing operations during 2010 with a combination of proceeds from the issuance of debt and equity.

Cash Flows
Our operating activities during the three months ended March 31, 2010 provided $228 in cash.  At March 31, 2010, accounts payable and accrued expenses totaled $261,595.   At March 31, 2010 the Company had $5,800 in cash.   For the three months ended March 31, 2010, investing activities used $228 in cash. The Company had a working capital deficit of $10,245,544 at March 31, 2010, which includes convertible debentures of $6,677,318.

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

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS
The Company’s Culbertson subsidiary is party to the matter entitled GS AgriFuels Corporation v. Chaykin, et al. The action was filed in the Supreme Court of the State of New York, County of New York, on February 2, 2009. The Complaint seeks damages for defendants' fraudulent misrepresentations, tortious interference, breach of acquisition agreements and related claims relating to the sale by the defendants of the stock of Sustainable Systems, Inc. (“Culbertson”) to GS AgriFuels, and arising from the disclosure by the defendants that Culbertson owned its Culbertson, Montana oilseed crushing facility when in fact Culbertson merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the defendants that Culbertson’s right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the defendants of materially false financial statements. The defendants served a separate action entitled Max, et al. v. GS AgriFuels Corporation, et al. in the Montana Fourth Judicial District Court in response to GS AgriFuels’ New York complaint; this Montana complaint was dismissed in January 2010. The New York court granted GS AgriFuels’ March 2010 motion for summary judgment as to liability on GS AgriFuels’ fraud and breach of contract claims on April 8, 2010. During 2008 and 2009, three of the former shareholders of Culbertson, corresponding to about 60% of the former shareholders’ prior ownership interest in Culbertson, entered into settlement agreements pursuant to which has all parties have been released from all obligations under the relevant acquisition agreements and otherwise. Management is unable to characterize or evaluate the probability of any outcome at this time

ITEM 1A	RISK FACTORS
There has been no material change in the risk factors set forth in Item 1A (“Risk Factors”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4	RESERVED

ITEM 5	OTHER INFORMATION
None.

ITEM 6	EXHIBITS

INDEX TO EXHIBITS

Exhibit

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

CARBONICS CAPITAL CORPORATION

By: /s/	PAUL MILLER PAUL MILLER President and Chief Executive Officer
Date:	May 21, 2010
By: /s/	JACQUELINE FLYNN JACQUELINE FLYNN Chief Financial Officer
Date:	May 21, 2010