Form 10-K/A
period 2009-12-31
CARBONICS CAPITAL CORP
filed 2010-05-24
CIK 1102414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K/A
(Amendment No. 1)
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
(212) 994-5374
(Registrant’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes __ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ___  No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (Check One): Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer___ Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X
As of June 30, 2009 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $338,289.
As of April 15, 2010, there were 2,129,610,016 shares of common stock outstanding.

Amendment No. 1

This Amendment No.1 on Form 10-K/A, which amends and restates items identified below with respect to the Form 10- K, filed by Carbonics Corporation ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on April 15, 2010 (the "Original Filing"), is being filed  in order to :

•	Include restated financial statements as described in Note 11 to the financial statements;
•	Amend Item 2, Management’s Discussion and Analysis, to reflect the amended financial statements;
•	Amend the following notes under Item 7, Financial Statements and Supplementary Schedules, to reflect the amended financial statements:
o	Note 3, Summary of Significant Accounting Policies, was updated to add the Company’s cash equivalents policy and correct the values in the table reconciling changes in embedded conversion liabilities;
o
Note 4, Financing Arrangements, was updated to correct the fixed debt service amounts for the year ending December 31, 2010 and to correct certain disclosures about changes in fair value and other activity for conversion features underlying convertible debentures;

o	Note 5, Income Taxes, to update the effect of net operating loss carry forwards on deferred tax assets in 2009 and the related change in valuation allowance;
o	Note 6, Related Party Transactions, was updated for transaction activity during 2009;
o	Note 7, Discontinued Operations, was updated to disclose the major classes of assets and liabilities and the components of discontinued operations for the year ended December 31, 2009 were updated;
o	Note 11, Restatements, was added to outline the changes that were made to the financial statements;
o	Note 12, Subsequent Events, (formerly Note 11) was updated to show the common stock conversions that occurred subsequent to year-end.
None of the other disclosures in this Report have been amended or updated.  For updated information about Carbonics Corporation, please refer to the more recent filings made with the SEC.

2

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
The exercise of our outstanding warrants and options could result in the issuance of up to 2,750,000 shares of common stock, assuming all outstanding warrants and options are currently exercisable. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

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

Key personnel are critical to our business and our future success depends on our ability to retain them
Our success depends on the contributions of our key management, and engineering personnel. The loss of these officers could result in lost sales opportunities, lost business, difficulties operating our assets, difficulties raising additional funds and could therefore significantly impair our financial condition. Our future success depends on our ability to retain and expand our staff of qualified personnel, including environmental technicians, sales personnel and engineers.

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
Carbonics Capital Corporation currently maintains office at One Penn Plaza, Suite 1612, New York, NY. The lease for this space expires in May of 2011. We paid $0 in rent during 2009. During 2010, we are being permitted to use the premises for no charge by GreenShift Corporation, the primary tenant. We believe these offices will be sufficient for our needs for the foreseeable future.

ITEM 3	LEGAL PROCEEDINGS
None.

PART II

ITEM 4	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDERMATTERS
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

Period	High	Low
2008 First Quarter	0.030	0.0200
2008 Second Quarter	0.004	0.0040
2008 Third Quarter	0.004	0.0040
2008 Fourth Quarter	0.002	0.0012
2009 First Quarter	0.003	0.003
2009 Second Quarter	0.0015	0.0012
2009 Third Quarter	0.0019	0.0016
2009 Fourth Quarter	0.0005	0.0004

Title of Class	Approximate Number of Holders of Record as of April 15, 2010
Common Stock, 0.001 par	145

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

ITEM 5	SELECTED FINANCIAL DATA
Not applicable.

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONSAND RESULTS OF OPERATION
Carbonics Capital Corporation (“we,” “our,” “us,” “Carbonics,” or the “Company”) was founded to recycle carbon dioxide into value-added products.

Our activities during 2009 primarily involved evaluation of a number of different biological, chemical and other technologies designed to recycle carbon dioxide into value-added products, the execution of a license agreement for a technology capable of recycling of carbon dioxide in applications involving coal-fired power production, and the completion of research and development activities involving the carbon recycling technologies
.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to Year Ended December 31, 200
Revenues
There were no revenues from continuing operations for the year ended December 31, 2009 or for the year ended December 31, 2008.

Cost of Revenues
There was no cost of revenues for the year ended December 31, 2009 or for the year ended December 31, 2008.

Operating Expenses
Operating expenses during the year ended December 31, 2009 totaled $440,855 including $192,900 in stock based compensation. In the comparable period of the prior year, operating expenses totaled $448,532, including $203,532 in expenses and $245,000 in stock based compensation. General and administrative expenses during 2009 primarily consisted of accounting and legal fees, office related expenses as well as costs associated with payroll.

Interest/Other Expense
Total interest and other financing income (expense) for the year ended December 31, 2009 was $5,882,576 and $(5,934,504) for the same period in 2008. Included in the year ended December 31, 2009 was $398,872 in accrued interest and $124,825 accrued interest due to a related party. Other expenses included $6,353,477 and $(5,757,079) in non-cash income (expense) associated with the conversion features embedded in the convertible debentures issued by the Company during the year ended December 31, 2009 and 2008, respectively.

Gain Associated with Change in Convertible Liabilities
As of December 31, 2009, Carbonics Capital had several convertible debentures due to YA Global Investments, LP. The Company accounted for the convertible debentures in accordance with ASC 480, Distinguishing Liabilities from Equity , as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value. We recognize interest expense for the conversion liability which is added to the principal of the debenture. We also recognize interest expense for accretion of the conversion liability over the term of the note. For the year ended December 31, 2009 and 2008, we recognized a gain (loss) for the change in fair value of the conversion liability of $6,353,477 and $(5,757,079), respectively, for these debentures.

Income (Loss) From Continuing Operations
Income from continuing operations for the year ended December 31, 2009, was $5,441,721 as compared to a loss from continuing operations of $6,383,036 from the same period in 2008.  Loss from discontinued operations for the year ended December 31, 2009, was $1,706,069 as compared to $2,806,216 for the same period in 2008. Net income of $3,735,652 for the year ended December 31, 2009 as compared to a net loss of $9,189,252 for the same period in 2008 was due primarily to decreased operating expenses, interest and amortization charges associated with financing, the $6.4M gain for the change in fair value of the conversion liability, the $1.7M loss from discontinued operations and issuance of stock based compensation.

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

Cash Flows
Our operating activities during the year ended December 31, 2009 used $605,770 in cash. At December 31, 2009, accounts payable and accrued expenses totaled $461,661.  At December 31, 2009 the Company had $5,800 in cash.  For the year ended December 31, 2009, investing activities provided $611,570 in cash, and used cash from financing activities of $0. The Company had a working capital deficit of $10,280,781 at December 31, 2009, which includes convertible debentures of $6,730,124.

At the present time, Carbonics Capital has no source of committed capital. We are currently investigating the availability of both equity and debt financing necessary to complete the Company’s current projects. We do not know at this time if the necessary funds can be obtained nor on what terms they may be available.

Off Balance Sheet Arrangements\
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

As described in Note 11 to the financial statements, the Company has restated the financial statements and notes for the correction of certain errors and omissions in the financial statements.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, New Jersey
April 15, 2010, except as to Note 11, which is May 21, 2010

CARBONICS CAPITAL CORPORATION
 CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009

	RESTATED	RESTATED
	12/31/2009	12/31/2008
ASSETS
Current Assets:
Cash	$5,800	$--
Accounts receivable, net of allowance for doubtful accounts of $3,094 and $0	--	--
Note receivable – related party	--	386,132
Assets to be disposed, current	1,646,238	--
Total current assets	1,652,038	386,132

TOTAL ASSETS	$1,652,038	$386,132
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$461,661	$591,511
Accrued interest	838,599	439,870
Accrued interest – related party	1,718	--
Convertible debentures – related party	108,724	--
Convertible debentures	6,621,400	9, 235,713
Liabilities to be disposed, current	3,900,716	--
Total current liabilities	11,932,819	10,267,094
TOTAL LIABILITIES	11,932,819	10,267,094

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Convertible preferred stock
Series C, par $0.001, 1,000,000 shares authorized, 972,042 and 805,767 issued and outstanding	972	806
Common stock, par $0.001, 500,000,000 authorized 482,842,103 and 127,279,406 issued and outstanding, respectively	482,842	127,279
Additional paid-in capital	124,075,672	128,566,870
Accumulated deficit	(134,840,265)	(138,575,917)
Total stockholders’ deficiency	(10,280,780)	(9,880,962)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,652,038	$386,132

The notes to the financial statement are an integral part of these statements.

CARBONICS CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	RESTATED
	2009	2008
Revenue	$--	$--
Cost of revenues	--	--
Gross profit	--	--
Operating expenses:
General and administrative expenses	247,955	203,532
Stock based compensation	192,900	245,000
Total operating expenses	440,855	448,532
Operating loss	(440,855)	(448,532)
Other income (expense):
Interest income – related party	115,296	--
Settlement expense	(62,500)	--
Change in fair value of conversion features	6,363,462	(5,757,079)
Change in fair value of conversion features – related party	(9,985)	--
Interest expense – related party	(124,825)	--
Interest expense	(398,872)	(177,425)
Total other income (expense)	5,882,576	(5,934,504)
Income (loss) before provision for income taxes	5,441,721	(6,383,036)
Provision for income taxes	--	--
Net income (loss) from continuing operations	5,441,721	(6,383,036)
Discontinued operations:
Loss from discontinued operations	(1,706,069)	(2,806,216)
Total discontinued operations	(1,706,069)	(2,806,216)
Net Income (Loss)	$3,735,652	$(9,189,252)

Earnings (loss) per share, basic from continuing operations	$0.03	$(0.06)
Earnings (loss) per share, basic from discontinued operations	$(0.01)	$(0.03)
Earnings (loss) per share, basic	$0.02	$(0.09)

Earnings (loss) per share, diluted from continuing operations	$0.00	(0.06)
Earnings (loss) per share, diluted from discontinued operations	$0.00	$(0.03)
Earnings (loss) per share, diluted from continuing operations	$0.00	$0.09)

Weighted average share of common stock outstanding, basic	210,597,050	100,532,324
Weighted average share of common stock outstanding, dilutive	2,527,384,986	100,532,324

The notes to the financial statements are an integral part of these statements.

CARBONICS CAPITAL CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	974,140	$974	9,549,266	$9,549

Issuance of common stock upon conversion of debt	--	--	9,730,140	9,730
Stock issued for services	--	--	3,000,000	3,000
Stock issued for compensation	--	--	10,000,000	10,000
Conversion of Series C Preferred into common stock	(168,373)	(168)	95,000,000	95,000
Forgiveness of affiliate debt	--	--	--	--
Restatement – recapitalization from acquisition of entity under common control	--	--	--	--
Net loss	--	--	--	--

Balance, December 31, 2008 (restated)	805,767	$806	127,279,406	$127,279

Issuance of common stock upon conversion of debt	--	--	220,662,697	220,663
Acquisition of entity under common control	--	--	--	--
Stock issued for compensation	--	--	114,900,000	114,900
Conversion of Series C Preferred into common stock	(2,098)	(2)	105,000,000	105,000
Change in conversion feature due to conversion liabilities	--	--	--	--
Cancellation of issuance of common stock	168,373	168	(95,000,000)	(95,000)
Forgiveness of affiliate debt	--	--	--	--
Issuance of common stock for accounts payable	--	--	10,000,000	10,000
Net loss	--	--	--	--

Balance, December 31, 2009 (restated)	972,042	$972	482,842,103	$482,842

	Additional Paid-In-Capital	Cumulative Deficit	Total Stockholders' Equity

Balance, December 31, 2007	$126,524,280	$(128,653,242)	$(2,118,439)

Issuance of common stock upon conversion of debt	117,103	--	126,833
Stock issued for services	87,000	--	90,000
Stock issued for compensation	190,000	--	200,000
Conversion of Series B Preferred into common stock	(94,832)	--	--
Forgiveness of affiliate debt	(1,796,320)	--	(1,796,320)
Restatement – recapitalization from acquisition of entity under common control	3,539,639	(3,539,639)	--
Net income (loss)	--	(6,383,036)	(6, 383,036)
Balance, December 31, 2008 (restated)	$128,566,870	$(138,575,917)	$(9,880,962)

Issuance of common stock upon conversion of debt	7,926	--	228,589
Acquisition of entity under common control	(4,837,867)	--	(4,837,867)
Stock issued for compensation	8,000	--	122,900
Conversion of Series C Preferred into common stock	(104,998)	--	--
Change in conversion feature due to conversion liabilities	119,716	--	119,716
Cancellation of issuance of common stock	94,832	--	--
Forgiveness of affiliate debt	217,508	--	217,508
Issuance of common stock for accounts payable	3,685	--	13,685
Net income (loss)	--	3,735,652	3,735,652

Balance, December 31, 2009 (restated)	$124,075,672	$(134,840,265)	$(10,280,780)
The notes to the financial statement are an integral part of these statements.

CARBONICS CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	RESTATED
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$3,735,652	$(6,383,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	--	59,235
Stock based compensation	122,900	245,000
Stock for services	--	60,000
Changes in conversion features	(6,353,477)	5,757,079
Changes in Assets and Liabilities	--
Assets of discontinued operations	2,365,372	--
Accounts payable	(9,191)	(122,924)
Accrued expenses	--	(432,850)
Accrued interest	400,589	--
Interest payable – affiliates	--	177,415
Deposits	--	32,515
Expense paid for issuance of convertible debentures	133,549	--
Liabilities of discontinued operations, net	(1,001,164)	--
Net cash used in operating activities	(605,770)	(607,566)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from acquisition	266,605	--
Proceeds from related party receivables	344,965	--
Net cash provided by investing activities	611,570	--

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances (repayments) of long-term debt	--	(66,628)
Advances from related party	--	(10,547)
Proceeds from convertible debentures	--	684,741
Repayment of note receivable – related party	--	--
Net cash provided by financing activities	--	607,566

Net increase (decrease) in cash	5,800	--
Cash at beginning of period	--	--
Cash at end of period	$5,800	$--
Supplemental statement of non-cash investing and financing activities:
Acquisition of subsidiary	4,000,000	--
Forgiveness of amount owed to related party	217,508	177,415
Debt conversions into common stock	(228,588)	(314,380)
Cancellation of accounts payable	--	177,415

Assumption of accounts payable under convertible debentures	62,500	--
Preferred stock conversion for common stock	105,000	--
Cancelation of preferred stock	95,000	--
Accounts payable conversions into common stock	13,685	--
Conversion of fair value related to conversion liabilities	119,715	--
Write off of accounts payable	926,739	--

The notes to the financial statement are an integral part of these statements.

CARBONICS CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1	BASIS OF PRESENTATION
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
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had net income of $3,735,652 for the twelve months ended December 31, 2009 and had an accumulated deficit and negative cash flow from operations. As of December 31, 2009 the Company’s current liabilities exceeded current assets by $10,280,781. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

CASH AND EQUIVALENTS
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

The following table reconciles, for the year ended December 31, 2009, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:
Balance of Embedded Conversion Liability at December 31, 2007	$1,251,891
Reductions in fair value due to principal conversions	(63,733)
Present Value of beneficial conversion features of debentures	5,757,079
Balance of embedded conversion liability at December 31, 2008	6,945,237
Reductions in fair value due to principal conversions	(119,715)
Present Value of beneficial conversion features of debentures	(6,353,477)
Balance at December 31, 2009	$472,045

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

RECENT ACCOUNTING PRONOUNCEMENTS\
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

The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) of as of December 31, 2009:
Year	Amount
2010	$6,258,079
Total minimum payments due under current and long term obligations	$6,258,079

CONVERTIBLE DEBENTURES
As of December 31, 2009, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate amount of $98,739 (the “MIF Debentures”) which are due December 31, 2010 and carry interest at 20%. The MIF Debentures are convertible into Company common stock at a rate equal to 90% of the lowest volume weighted average price for the Company’s common stock for the twenty trading days preceding conversion. During the year ended December 31, 2009, MIF purchased additional debentures from the Company in the amount of $188,239, assigned $89,500of the principal amount due to MIF to RAKJ Holdings, Inc. (“RAKJ”) ($69,500) and Mammoth Corporation (“Mammoth”) ($20,000). The Company also assigned $7,810 in accrued interest on MIF Debentures to RAKJ. The Company determined the value of the MIF Debenture at December 31, 2009 to be $108,724, which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall be increased from its present value of $49,985 at December 31, 2009 to its estimated settlement amount of $10,971 at December 31, 2010. As of December 31, 2009, an expense of $9,985 has been recorded as expense for the accretion to fair value on the convertible note payable, thereby increasing the carrying value of the MIF Debenture to $108,724 at December 31, 2009. The MIF Debentures had included an additional debenture that was issued on April 1, 2009 in the amount of $1,000,000 (the “$1MM MIF Debenture”) in return for a promissory note issued by MIF to the Company in the amount of $1,000,000 (the “MIF Note”). The MIF Note did bear interest at the rate of 20% per year and was to mature on December 31, 2010. The $1MM MIF Debenture did bear interest at a rate of 20% per year and was to mature on December 31, 2010. The MIF Note had been recorded net of the $1MM MIF Debenture as of September 30, 2009 given the presumed right of offset accorded to related parties. The interest receivable due under the MIF Note had also been presented net of the interest payable due under the $1 MM MIF Debenture. Both the $1MM MIF Debenture and the MIF Note were cancelled during the fourth quarter. For the year ended December 31, 2009, interest expense of $124,825 for the MIF Debentures was incurred including interest accruals on the cancelled MIF Note and $1MM MIF Debenture . The managing member of MIF is a relative of the Company’s chairman.

The balance of convertible debt due to RAKJ as of December 31, 2009 was $30,053 (the “RAKJ Debenture”). The Company issued 46,703,258 shares of common stock to RAKJ, upon the conversion of $47,257 in debt during the year ended December 31, 2009. The RAKJ Debenture is convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company determined the value of the RAKJ Debenture at December 31, 2009 to be $59,719, which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall be increased from its present value of $29,666 at December 31, 2009 to its estimated settlement amount of $36,478 at December 31, 2010. As of December 31, 2009, an expense of $70,498 has been recorded as expense for the accretion fair value on the convertible note payable, thereby, increasing the carrying value of the RAKJ Debenture to $59,719. Conversely, the carrying value was decreased during the period for the conversions into common stock. For the year ended December 31, 2009 interest expenses of $4,999 for the RAKJ Debenture were incurred.'

The Company issued 20,000,000 shares of common stock to Mammoth, upon the conversion of $20,000 in debt plus accrued interest of $142 during the quarter ended September 30, 2009, which amounts paid off the debenture in full. The Mammoth Debenture was convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. For the year ended December 31, 2009, interest expense of $142 was paid. The balance due under the Mammoth Debenture at December 31, 2009 was $0.

The Company accounted for each of the MIF Debenture, the Mammoth Debenture and the RAKJ Debenture in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

YA Global Investments, LP
On August 14, 2008, the Company and YA Global Investments, L.P. (“YAGI”) agreed to extend the maturity date of the following secured convertible debentures previously issued to YAGI to December 31, 2011: that certain convertible debenture dated October 12, 2005 in the original principal amount of $1,475,000; that certain convertible debenture dated February 8, 2006 in the original principal amount of $3,050,369; and, that certain convertible debenture dated June 26, 2007 in the original principal amount of $570,000. The current balance due against these debentures was $2,129,287 as of December 31, 2009. Each debenture provides for interest in the amount of 12% per annum.

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

The Company accounted for the YAGI Debenture dated June 30, 2009 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the YAGI Debenture at December 31, 2009 to be $4,369,061 which represented the face value of the debenture plus the present value of the $369,061 conversion feature. As of December 31, 2009, accretion expense of $369,061 has been recorded increasing the carrying value of the YAGI Debenture to $4,369,061 at December 31, 2009.

The Company accounted for the YAGI Debenture dated October 12, 2005 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The carrying amount of the debenture has been restated for the prior year. The Company determined the value of the YAGI Debenture at December 31, 2008 to be $3,014,535 which represented the face value of the debenture plus the present value of the $2,411,628 conversion feature. For the year ended December 31, 2009, income of $2,411,628 has been recorded from a reduction in the fair value of the conversion feature on the convertible note payable, thereby, decreasing the carrying value of the YAGI Debenture to $602,900 at December 31, 2009.

The Company accounted for the YAGI Debenture dated February 8, 2006 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The carrying amount of the debenture has been restated for the prior year. The Company determined the value of the YAGI Debenture at December 31, 2008 to be $5,587,845 which represented the face value of the debenture plus the present value of the $4,470,276 conversion feature. For the year ended December 31, 2009, income of $4,409,596 has been recorded from a reduction in the fair value of the conversion feature on the convertible note payable and reductions of $60,680 were recognized to capital for conversions of debt, thereby, decreasing the carrying value of the YAGI Debenture to $0 at December 31, 2009.

The Company accounted for the YAGI Debenture dated October 12, 2005 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the YAGI Debenture at December 31, 2008 to be $633,333 which represented the face value of the debenture plus the present value of the $63,333 conversion feature. The carrying value of the YAGI Debenture was $633,333 at December 31, 2009.

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

	12/31/2009	12/31/2008
Deferred Tax Asset:
Net operating loss carry forwards	$87,956,000	$87,956,000
Total deferred tax assets	28,564,348	32,300,000
Less: Valuation allowance	(28,564,348)	(32,300,000)
Net deferred tax asset	$--	$--

NOTE 6          RELATED PARTY TRANSACTIONS
During the year ended December 31, 2009, the Company transferred $273,252 of its accounts payable to GreenShift and the intercompany between the Company and GreenShift was further reduced by $65,619 from payments on behalf of the Company. At December 31, 2009,  the remaining $47,261 balance of the note receivable from GreenShift was waived. As of the year ended December 31, 2009, the $105,669 balance of the note payable owed by Culbertson to GreenShift for payments made by GreenShift during 2009 was waived.

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

The operations of Culbertson were idled during 2009. A lender to the subsidiary that operated the facility took assignment of this property in lieu of foreclosure during February 2010. The financial results of Culbertson are presented as discontinued operations in the combined results of operations for the year ended December 31, 2009 and 2008.  The major assets and liabilities within the disposal group relating to the planned divestiture of Culbertson are as follows at December 31, 2009:

Major assets:
Idled property, plant and equipment	$1,586,253
Restricted cash	49,725
Major liabilities:
Accounts payable and accrued expenses	1,192,982
Long term debt	1,134,399
Notes payable - other	1,404,600

The Company realized a loss from discontinued operations for Culbertson of $1,706,069 and $2,806,216 for the twelve months ended December 31, 2009 and 2008, respectively. The components of discontinued operations for the twelve months ended December 31, 2009 and 2008 are as follows:
	2009	2008

Revenues	$1,788,482	$8,362,534
Cost of revenues	2,118,557	7,631,614
Gross profit	(330,075)	730,920
Selling, general and administrative expense	872,827	3,428,938
Impairment of property, plant and equipment	316,151	2,000,000
Loss from operations	(1,519,053)	(1,698,018)

Interest expense	(270,055)	(303,181)
Other income and expenses, net	83,039	194,983
Total other income and expense	(187,016)	(108,198)
Income before provision for income taxes	(1,706,069)	(2,806,216)
Total provision for tax	--	--
Net loss	$(1,706,069)	$(2,806,216)

NOTE 8	WARRANTS
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

The Company’s Culbertson oilseed processing facility did not receive a line of credit for 2008 crop purchases, voluntarily surrendered its commodity dealers license and, on April 27, 2009, entered into a settlement agreement with the states of Montana and North Dakota pertaining to outstanding payments due for purchase of oilseeds during 2008 that were contracted at rates far greater than current oilseed values. Culbertson had previously negotiated with two separate banks to receive working capital financing sufficient to service these obligations. Neither bank was able to close due to strain in the prevailing commodity and financial markets. Culbertson has accordingly idled its operations pending liquidation by the Montana Department of Agriculture of Culbertson's inventories to satisfy the oilseed payables. Culbertson is permitted to reacquire its commodity license upon the completion of sufficient working capital and equity financing to operate. The liquidation of Culbertson's inventory was completed during the fourth quarter 2009. Approximately $1,216,136 was due to growers who had delivered seed, of which amount $950,723 had been paid as of July 17, 2009. The remaining amount due and owing to the growers of $265,413 was paid in September of 2009.  Sustainable Systems, LLC is party to numberous collections matters pertaining to outstanding accouants payable due to vendors.

NOTE 11	RESTATEMENT

The Company has restated its financial statements for the years ended December 31, 2009 and 2008. Subsequent to the filing of the original financial statements for the years then ended, management determined that there was a variance in the beginning retained deficit account at  December 31, 2008 relating to accounting for conversion features as liabilities under FASB ASC 480, Distinguishing Liabilities From Equity, which also required a correction of the current year change in fair value of conversion liabilities. The disclosure of dilutive earnings per share for the year ended December 31, 2009 was also revised. In addition, stockholders’ equity for the year ended December 31, 2008 was restated for the acquisition of Culbertson, an entity under common control, in June 2009 by increasing paid-in capital and accumulated deficit by $3,539,639. In accordance with FASB ASC 250, Accounting Changes and Error Corrections, the Company has restated the financial statements for the year ended December 31, 2009 and 2008 in accordance with this standard. The following shows the effect of the restatements on the financial statements:

Balance sheets	12/31/09 As reported		12/31/09 As restated		12/31/08 As reported	12/31/08 As restated
Total current liabilities	$		$		$10,210,201	10,267,094
Additional paid in capital		124,086,092		124,075,672	128,559,537	128,566,870
Retained deficit		(134,850,686)		(134,840,265)	(138,511,691)	(138,575,917)
Statements of operations
Conversion liability income		1,105,519		--	--	--
Change in fair value of conversion features		5,183,296		6,363,462
Income from continuing operations		5,367,074		5,441,721	--	--

Net income	3,661,005	3,735,652	--	--
Earnings (loss) per share, diluted	0.03	0.00	--	--
Weighted average share of common stock outstanding, diluted	123,514,099	210,597,050	--	--
Statements of stockholders’ equity
Issuance of common stock upon conversion of debt	--	--	119,500	126,833
Net income (loss)	3,661,005	3,735,652	--	--
Statements of cash flows
Net income (loss)	3,661,005	3,735,652	--	--
Changes in conversion features	(6,647,891)	(6,353,477)	--	--
Expense paid for issuances of convertible debentures	502,610	133,549	--	--

NOTE 12	SUBSEQUENT EVENTS
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

Between January 1, 2010 and April 15, 2010, the Company issued a total of 257,798,372 common shares upon the conversion of $71,700 in debt.

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

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date		Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Paul Miller	--	--	--	--	--	--

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

CARBONICS CAPITAL CORPORATION

By: /s/	PAUL MILLER PAUL MILLER Chief Executive Officer
Date:	May 21, 2010
In accordance with the Exchange Act, this Report has been signed below on March 31, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL MILLER PAUL MILLER Director, Chief Executive Officer
Date:	May 21, 2010
/s/ JACQUELINE FLYNN JACQUELINE FLYNN Chief Financial Officer, Principal Accounting Officer
Date:	May 21, 2010
/s/ KEVIN KREISLER KEVIN KREISLER Director
Date:	May 21, 2010