Form 10-Q
period 2010-06-30
CARBONICS CAPITAL CORP
filed 2010-08-23
CIK 1102414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

COMMISSION FILE NO.: 0-50469

CARBONICS CAPITAL CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	22-3328734
(State of incorporation)	(IRS employer identification number)

One Penn Plaza, Suite 1612, New York, NY	10119
(Address of principal executive offices)	(Zip code)
(212) 994-5374
(Registrant’s telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One): Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No X
The number of outstanding shares of common stock as August 23, 2010 was 2,879,307,216.

CARBONICS CAPITAL CORPORATION & SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2010

Basis of Presentation

In this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us,”  “Carbonics,” “Carbonics Corporation” or the “Company” refer to Carbonics Capital Corporation, and its subsidiary on a consolidated basis.

Forward Looking Statements

We make certain forward-looking statements in this Quarterly Report on Form 10-Q and in the documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

➢	the volatility and uncertainty of commodity prices;

➢	the costs and business risks associated with developing new products and entering new markets;

➢	our ability to locate and integrate future acquisitions;

➢	the impact of new, emerging and competing technologies on our business;

➢	the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;

➢	changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

➢	our reliance on key management personnel;

➢	limitations and restrictions contained in the instruments and agreements governing our indebtedness;

➢	our ability to raise additional capital and secure additional financing;

➢	our ability to implement additional financial and management controls, reporting systems and procedures and compliance with Section 404 of the Sarbanes-Oxley Act, as amended; and
➢	other risks referenced from time to time in our filings with the SEC and those factors listed in our 2009 Form 10K/A under Item 1A, Risks Factors.
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

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
 CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	6/30/2010	12/31/2009
ASSETS
Current Assets:
Cash	$--	$5,800
Assets to be disposed - current	--	1,646,238
Total current assets	--	1,652,038

TOTAL ASSETS	$--	$1,652,038

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$289,485	$461,661
Accrued interest	1,142,850	838,599
Accrued interest – related party	--	1,718
Convertible debentures – related party	--	108,724
Loan payable – affiliate	121,561	--
Liabilities to be disposed - current	--	3,900,716
Convertible debentures	6,535,327	6,621,400
Total current liabilities	8,089,223	11,932,818

TOTAL LIABILITIES	8,089,223	11,932,818

Shareholders’ equity (deficit)
Convertible preferred stock
Series C convertible, par $0.001, 1,000,000 shares authorized, 921,890
and 972,042 issued and outstanding, respectively	921	972
Common stock, par $0.0001, 10,000,000,000 authorized (2010), par $0.001; 500,000,000
authorized (2009); 2,879,307,140 and 482,842,103 issued and outstanding, respectively	287,931	482,842
Additional paid-in capital	127,197,421	124,075,672
Accumulated deficit	(135,575,496)	(134,840,265)
Total stockholders’ equity (deficit)	(8,089,223)	(10,280,780)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)	$--	$1,652,038

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

 CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended		Six Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09
		(Restated)		(Restated)
Revenue	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--

Operating expenses:
General and administrative expenses	80,067	12,723	167,845	34,605
Research and development	97,115	--	116,538	--
Total operating expenses	177,182	12,723	284,383	34,605
Operating loss	(177,182)	(12,723)	(284,383)	(34,605)
Other income (expense):
Legal settlement	--	--	--	(62,500)
Interest income	--	25,548	--	25,548
Interest income – related party	--	33,920	--	49,315
Change in conversion liabilities	(44,896)	(342,032)	(45,283)	(342,032)
Change in conversion liabilities– related party	30,092	(372,138)	28,989	(372,138)
Change in fair value of conversion liabilities	--	5,183,296	--	5,183,296
Interest expense – related party	(4,163)	(44,089)	(8,682)	(61,075)
Interest expense	(115,791)	(65,772)	(310,698)	(103,849)
Total other income (expense)	(134,759)	4,418,734	(335,674)	4,316,565
Income (loss) before provision for income taxes	(311,940)	4,406,011		4,281,960
Provision/benefit for income taxes	--	--	--	--
Income (loss) from continuing operations	(311,940)	4,406,011	(620,057)	4,281,960
Discontinued operations:
Loss from discontinued operations	(98,264)	(473,900)	(115,174)	(1,032,413)
Loss on disposal of discontinued operations	--	--	--	--
Total discontinued operations	(98,264)	(473,900)	(115,174)	(1,032,413)
Net Income (Loss)	$(410,204)	$3,932,111	$(735,231)	$3,249,547

Earnings (loss) per share, basic – continuing operations	$0.00	$0.03	$0.00	$0.03
Earnings (loss) per share, basic – discontinued operations	$0.00	$0.00	$0.00	$(0.01)
Earnings (loss) per share, basic	$0.00	$0.03	$0.00	$0.02

Earnings (loss) per share, diluted – continuing operations	$0.00	$0.00	$0.00	$0.00
Earnings (loss) per share, diluted – discontinued operations	$0.00	$0.00	$0.00	$0.00
Earnings (loss) per share, diluted	$0.00	$0.00	$0.00	$0.00

Weighted average share of common stock outstanding, basic	2,058,912,431	153,423,038	1,736,438,252	140,586,425
Weighted average share of common stock outstanding, dilutive	2,058,912,431	985,582,783	1,736,438,252	972,746,170

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Six Months Ended 6/30/10	Six Months Ended 6/30/09
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(735,231)	$3,249,547
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of conversion liabilities	16,295	(5,183,296)
Change in net assets of disposal group (see NOTE below)	106,702	(61,792)
Expenses paid via issuance of related party debt	227,788	--
Recognition and accretion of conversion liabilities	--	714,170
Accretion of interest income to note receivable principal	--	(25,000)
Accounts payable and accrued expenses	59,204	1,017,308
Accrued interest	319,442	115,061
Net cash used in operating activities	(5,800)	(174,003)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from related party receivable	--	8,021
Cash acquired from acquisition	--	266,605
Net cash provided by investing activities	--	274,626

Net (decrease) increase in cash	(5,800)	100,623

Cash at beginning of period	5,800	--
Cash at end of period	$--	$100,623
Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$198,136	$--
Forgiveness of amount owed to related party	$348,069	$--
Debt conversions into common stock	$176,029	$77,894
Note receivable exchanged for convertible debenture	$--	$500,000
Assumption of accounts payable by affiliate debenture issuance	$231,380	$285,185
Settlement of note payable and accrued interest by surrender of PP&E	$1,586,253	$--
Cancellation of accounts payable	$--	$926,739
Disposition of entity under common control (paid-in capital)	$2,361,180	$--

NOTE: Cash flows from discontinued operations/disposal group were as follows:

Operating activities:
Depreciation and amortization	$--	$88,387
Bad debt expense	--	3,767
Loss on disposal of equipment	--	14,005
Inventory reserve	--	72,027
Change in operating assets/liabilities:
Accounts receivable	--	(80,318)
Prepaid expenses	8,439	23,842
Inventory	--	1,344,119
Accounts payable and accrued expenses	2,397	(1,271,238)
Accrued interest	44,325	23,042
Deferred revenue	--	(83,242)

Investing activities:
Proceeds from sale of equipment	--	50,000
Purchases of equipment	--	(860)
Cash released from restrictions	51,541	(261,751)

Financing activities:
Advances from affiliate	--	24,434
Repayments on long term debt	--	(8,006)

Total change in net assets of disposal group	$106,702	$(61,792)

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10Q of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations for the full year.  When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements and notes contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2009.

DIVESTITURES

Effective June 30, 2010, Carbonics Capital Corporation and Viridis Capital, LLC (“Viridis”) entered into a Stock Purchase Agreement pursuant to which Viridis acquired 100% of the stock of Sustainable Systems, Inc. (“Culbertson”) from Carbonics Capital in return for $10. The financial results of this subsidiary are presented as discontinued operations as of December 31, 2009 and for the three and six month periods ended June 30, 2010 and 2009.

NOTE 2	NATURE OF OPERATIONS

Carbonics Capital Corporation (“we,” “our,” “us,” “Carbonics,” or the “Company”) was founded to recycle carbon dioxide into value-added products. Our activities during 2010 have primarily involved research and development involving technology capable recycling of carbon dioxide in applications involving coal-fired power production. The Company’s research and development activities have mostly involved laboratory scale bench testing.

NOTE 3	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had an accumulated deficit of $(135,575,496) at June 30, 2010.  As of June 30, 2010 the Company’s current liabilities exceeded current assets by $8,089,223, which includes convertible debentures (including the value of underlying conversion features) of $6,535,327 and accrued interest payable of $1,142,850. The Company’s working capital deficit net of these amounts is $411,046. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet as of June 30, 2010 and December 31, 2009 for cash equivalents, accounts receivable, other receivables, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.  It was not practical to estimate the fair value of the convertible debt due to the nature of these items.  These estimates would be based on the carrying amounts, maturities, effective interest rates and volatility of the Company's stock. The Company does not believe it is practical due to the significant volatility of the Company's stock.

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

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the six months ended June 30, 2010:
	Fair Value
As of June 30, 2010	Level 1	Level 2	Level 3	Total
Embedded conversion liabilities	$--	$--	$451,240	$451,240

The following table reconciles, for the six months ended June 30, 2010, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded conversion liability at December 31, 2009	472,045
Reductions in fair value due to principal conversions	(37,100)
Change in fair value of beneficial conversion features of debentures	16,295
Balance at June 30, 2010	$451,240

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

The Company issued 415,101,172 shares of common stock upon the conversion of an aggregate of $180,439 in debt during the six months ended June 30, 2010 consisting of: 123,811,168 common shares issued to YA Global Investments, LP (“YAGI”), upon the conversion of $45,200 in debt; 50,000,000 common shares issued to Minority Interest Fund (II), LLC (“MIF”), upon the conversion of $98,739 in debt and 241,290,004 common shares issued to Sunny Isle Ventures, LLC (successor-in-interest to RAKJ Holdings, LLC) (“SIV”), upon the conversion of $36,500 in debt.

NOTE 6	FINANCING ARRANGEMENTS

The following is a summary of the Company’s financing arrangements as of June 30, 2010:

Current portion of convertible debentures:
Convertible debenture payable to YA Global Investments issued October 2005	$602,907
Convertible debenture payable to YA Global Investments issued June 2007	570,000
Convertible debenture payable to YA Global Investments issued February 2006	911,180
Convertible debenture payable to YA Global Investments issued June 2009	4,000,000
Embedded conversion liabilities	451,240
Total current convertible debentures	$6,535,327

As of June 30, 2010, the convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) (the “MIF Debentures”) which were due December 31, 2010 and carried interest at 20% were paid in full.  The MIF Debentures were convertible into Company common stock at a rate equal to 90% of the lowest volume weighted average price for the Company’s common stock for the twenty trading days preceding conversion.  During the six months ended June 30, 2010, MIF purchased additional debentures from the Company in the amount of $10,657, and converted the balance of the remaining balance of the debenture.  The Company determined the value of the MIF Debenture at December 31, 2009 to be $108,724, which represented the face value of the debenture plus the present value of the conversion feature. For the six months ended June 30, 2010, an expense of $1,065 was recorded as expense for the accretion to fair value on the conversion feature, and $11,050 has been recorded for the present value of the conversions during the period.  For the six months ended June 30, 2010, interest expense of $8,682 for the MIF Debentures was incurred. The managing member of MIF is a relative of the Company’s chairman.  The MIF Debenture was fully satisfied in June 2010.

As of June 30, 2010, the convertible debt due to RAKJ (the “RAKJ Debenture”) was settled in full through conversions in to the Company’s common stock. The RAKJ Debenture was convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion.  The Company determined the value of the RAKJ Debenture at December 31, 2009 to be $59,719, which represented the face value of the debenture plus the present value of the conversion feature. For the six months ended June 30, 2010, an expense of $474 has been recorded as expense for the accretion to fair value on the conversion feature, income of $4,090 was recorded for changes in fair value, and $26,050 was recorded for the present value of the conversions during the period.  For the six months ended June 30, 2010 interest expense of $1,482 for the RAKJ Debenture was incurred.  The RAKJ Debenture was fully satisfied in April 2010.

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

The Company accounted for the YAGI Debenture dated June 30, 2009 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the YAGI Debenture at December 31, 2009 to be $4,369,061 which represented the face value of the debenture plus the present value of the conversion feature.  For the six months ended June 30, 2010, $18,846 has been recorded for the increase in fair value of the YAGI Debenture to $4,387,907 at June 30, 2010.

The Company accounted for the YAGI Debenture dated October 12, 2005 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the fair value of this debenture at December 31, 2009 and June 30, 2010 to be equal to the face value of the debenture.

The Company accounted for the YAGI Debenture dated February 8, 2006 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the fair value of this debenture at December 31, 2009 and June 30, 2010 to be equal to the face value of the debenture.

The Company accounted for the YAGI Debenture dated October 12, 2005 in accordance with FASB Accounting Standards Codification 480, as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the YAGI Debenture at December 31, 2009 and June 30, 2010 to be $633,333 which represented the face value of the debenture plus the fair value of the conversion feature.

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

Effective June 30, 2010, Carbonics Capital Corporation and Viridis Capital, LLC (“Viridis”) entered into a Stock Purchase Agreement pursuant to which Viridis acquired 100% of the stock of Sustainable Systems, Inc. (“Culbertson”) from Carbonics Capital in return for $10. The financial results of this subsidiary are presented as discontinued operations as and for the three and six month periods ended June 30, 2010 and 2009.

During the six months ended June 30, 2010, MIF purchased additional debentures from the Company in the amount of $10,657, and converted the $109,396 remaining balance of the debenture.  For the six months ended June 30, 2010, an expense of $1,065 was recorded as expense for the accretion to fair value on the conversion feature, and $11,050 has been recorded for the present value of the conversions during the period.  For the six months ended June 30, 2010, interest expense of $8,682 for the MIF Debentures was incurred. The managing member of MIF is a relative of the Company’s chairman.  The MIF Debenture was fully satisfied in June 2010.

During the six months ended June 30, 2010, the Company was invoiced by EcoSystem Corporation for $121,561 related to research and development costs.  EcoSystem Corporation is majority owned by our majority shareholder, Viridis Capital, LLC.  On August 17, 2010, and in connection of the Westport Transaction (see Note 10, Subsequent Events, below, Ecosystem agreed to waive all amounts due from the Company in exchange for the cancellation of all amounts due between the Company and EcoSystem.

For the six months ended June 30, 2010, GreenShift Corporation assumed accounts payable of $231,715 and the Company directly paid expenses of $54,173 on behalf of said company. As of June 30, 2010, all amounts due to and from GreenShift were waived by the Company and GreenShift.

NOTE 8	DISCONTINUED OPERATIONS

The operations of Culbertson were idled during 2009 and the Culbertson facility was sold in February 2010. Effective June 30, 2010, Carbonics Capital Corporation and Viridis Capital, LLC (“Viridis”) entered into a Stock Purchase Agreement pursuant to which Viridis acquired 100% of the stock of Sustainable Systems, Inc. (“SSI”) from the Company in return for $10. The financial results of this subsidiary were presented as discontinued operations as and for the three and six month periods ended June 30, 2010 as well as the year ended December 31, 2009.

As a result of the above transactions, the Company realized a loss from discontinued operations of $115,174 and $1,032,413 for the six months ended June 30, 2010 and 2009, respectively.  The components of discontinued operations for the six months ended June 30, 2010 and 2009 are as follows:
	2010	2009

Revenues	$--	$1,637,830
Cost of revenues	--	1,979,290
Gross profit	--	(341,460)
Selling, general and administrative expense	21,123	560,031
Impairment of property, plant and equipment	--	--
Loss from operations	(21,123)	(901,491)

Interest expense	(94,051)	(134,270)
Other income and expenses, net	--	3,348
Total other income and expense	(94,051)	(130,922)
Income before provision for income taxes	(115,174)	(1,032,413)
Total provision for tax	--	--
Net loss	$(115,174)	$(1,032,413)

NOTE 9	COMMITMENTS AND CONTINGENCIES

On May 4, 2009, the Superior Court of the State of California entered a default against the Company in the amount of $62,500.  Golden State Equity Investors, Inc. alleged claims against the Company in which they asserted a cause of action for breach of contract regarding a Settlement Agreement dated July 9, 2008.  The Company has recorded this default amount effective January 1, 2009.  In August 2010, MIF agreed to assume this obligation and to indemnify the Company from and against any and all expenses and/or claims involving this judgment.

Effective June 30, 2010, the Company and Viridis entered into a Stock Purchase Agreement pursuant to which Viridis acquired 100% of the stock of SSI. According to the agreement, Viridis will indemnify the Company from and against any and all expenses and/or claims involving the obligations of the acquired entity.

NOTE 10	SUBSEQUENT EVENTS

WESTPORT TRANSACTION

On August 17, 2010 Carbonics Capital Corporation, a Delaware corporation (“Carbonics”) entered into an LLC Membership Interest Purchase Agreement (“LLC Purchase Agreement”) with New Earthshell Corporation, a Delaware corporation (“NEC”), Westport Energy, LLC, a Delaware limited liability company (and a wholly-owned subsidiary of New Earthshell Corporation) (“Westport Energy“) and Westport Acquisition, Inc., a Delaware corporation (and a recently organized wholly-owned subsidiary of Carbonics) (“Westport Acquisition”), pursuant to which Westport Acquisition agreed to acquire 100% of the membership interest in Westport Energy in accordance with the terms of the LLC Purchase Agreement. Westport Energy is an exploration stage company engaged in the exploration for coalbed methane in the Coos Bay region of Oregon. Westport Energy holds leases to approximately 104,000 acres of prospective coalbed methane lands in the Coos Bay Basin.

Immediately following the execution of the LLC Purchase Agreement, Westport Acquisition completed the acquisition of Westport Energy and the parties to the LLC Purchase Agreement also completed various other related transactions in accordance with the terms of the LLC Purchase Agreement and those respective agreements on that same day (the “Closing Transactions”). In addition to the execution and delivery of the LLC Purchase Agreement, the Closing Transactions included:

➢
The issuance by Carbonics to NEC of a senior Secured Convertible Debenture dated August 17, 2010 in the principal amount of $27,640,712, in consideration for the acquisition of the membership interest in Westport Energy by Westport Acquisition (the “NEC Debenture”). The NEC Debenture bears interest at the rate of 9% per annum, payable at maturity.  The maturity date for payment of the NEC Debenture is August 31, 2012.  The holder of the NEC Debenture is entitled to convert the principal and accrued interest on the NEC Debenture into common stock of Carbonics at a conversion rate initially equal to $0.0003 per share, subject to adjustment and beneficial ownership limitations as provided for in the NEC Debenture.

➢
The execution and delivery of a Guaranty Agreement dated as of August 17, 2010 (the “Guaranty”) given by (i) Westport Acquisition, (ii) Westport Energy, and (iii) each subsidiary and affiliate of Westport Acquisition or Westport Energy identified therein or hereinafter joined to this Guaranty in favor of NEC, pursuant to which the Guarantors unconditionally and irrevocably guarantee the full payment and performance of all obligations owed or hereafter owing by Carbonics to NEC.

➢
The execution and delivery of a Security Agreement in favor of NEC dated August 17, 2010 by and among (i) Carbonics, (ii) Westport Acquisition, (iii) Westport Energy; and (iv) any subsidiary and affiliate of Carbonics, Westport Acquisition, or Westport Energy identified therein or joined to this agreement in the future (collectively, the “Grantors”), pursuant to which the Grantors granted to NEC security interests in all of the assets and personal property of each Grantor in order to secure the obligations under the NEC Debenture.

➢
The execution and delivery of a Pledge and Escrow Agreement dated as of August 17, 2010, by 4 Sea-Sons LLC, a Delaware limited liability company (the “Preferred Shareholder”), Westport Acquisition, Carbonics and each subsidiary, direct and indirect, of Carbonics, Westport Acquisition or the Preferred Shareholder identified therein or joined to this agreement in the future (collectively, the “Pledgors”) in favor of NEC, pursuant to which the Pledgors pledged to NEC as security for the NEC Debenture all (i) securities, membership, partnership or other ownership interests or rights to purchase of the Pledgors identified therein and (ii) all securities, membership, partnership or other ownership interests obtained in the future by a Pledgor  (collectively, the “Pledged Securities”) and (A) all of the Pledgors’ interests in respect of the Pledged Securities and Pledgors’ interests in all profits and distributions to which the Pledgors shall at any time be entitled in respect of such Pledged Securities and (B) to the extent not otherwise included, all proceeds, dividends, warrants, options, rights, instruments, and other property from time to time received or otherwise distributable in respect of or in exchange of any or all of the foregoing.

At the time of the closing, Viridis Capital LLC, in exchange for $10, transferred to the Preferred Shareholder all of the shares of Series C Preferred Stock issued by Carbonics, which were owned by Viridis Capital LLC. As a result of such transfer and its ownership interest in the Series C Preferred Stock, the Preferred Shareholder now owns the majority of the equity in Carbonics.  The Preferred Shareholder is owned and controlled by Stephen J. Schoepfer.

At the closing, Stephen J. Schoepfer, was elected as Chairman of the board of directors of Carbonics.  In addition, at the closing, Kevin Kreisler, the former Chairman of the board of directors of Carbonics, and Paul Miller, also a member of the board of directors of Carbonics, submitted their resignations as members of the board, which resignations shall become effective ten (10) days after the mailing of an applicable 14f-1 Information Statement regarding the change in the board of directors has been mailed to the shareholders of Carbonics.

Also at the closing, the current officers of Carbonics, Westport Acquisition and Westport Energy resigned from their respective positions and Stephen J. Schoepfer was elected Chief Executive Officer, Chief Financial Officer and Secretary of Carbonics and President of Westport Energy and Westport Acquisition.  Information regarding Stephen J. Schoepfer follows:

Stephen J. Schoepfer has been self-employed as an independent business consultant since July 2009. From April 2004 until July 2009 Mr. Schoepfer was employed as Chief Operating Officer, Chief Financial Officer and Secretary of JAG Media Holdings, Inc. (OTCBB: JAGH), a publicly traded company, which at the time distributed financial information on a subscription basis via fax and the Internet. Previously, Mr. Schoepfer served as JAG Media’s Executive Vice President, Chief Operating Officer and Secretary from July 1999 to April 2004. Mr. Schoepfer was also a member of JAG Media’s Board of Directors from July 1999 through July 2009. Prior to joining JAG Media in July 1999, Mr. Schoepfer was a Financial Advisor with the investment firm of Legg Mason Wood Walker. Prior to joining Legg Mason, Mr. Schoepfer served as a Financial Advisor and Training Coordinator at Prudential Securities. Mr. Schoepfer attended Wagner College.  Mr. Schoepfer is 51 years old.

Immediately following the closing of the Westport Acquisition, Carbonics and YA Global Investments, L.P., a Cayman Islands limited partnership (“YA Global”), entered into a securities purchase agreement (“SPA”) pursuant to which Carbonics issued to YA Global a secured convertible debenture dated August 17, 2010 in the principal amount of $650,000.00 (the “YA Debenture”). The YA Debenture bears interest at the rate of 9% per annum, payable at maturity.  The maturity date for payment of the YA Debenture is August 31, 2012.  The holder of the YA Debenture is entitled to convert the principal and accrued interest on the YA Debenture into common stock of Carbonics at a conversion rate per share initially equal to the lower of $0.0003 or 90% of the lowest VWAP of the common shares for the 20 trading days immediately prior to conversion, subject to adjustment and beneficial ownership limitations as provided for in the YA Debenture. The proceeds from the YA Debenture will be used by Carbonics to fund various short-term administrative and operating expenses.

In connection with the YA Debenture, Carbonics and its subsidiaries also entered into the following agreements:

➢
a Guaranty Agreement in favor of YA Global dated as of August 17, 2010 (the “YA Guaranty”) given by (i) Carbonics, (ii) Westport Acquisition and (iii) Westport Energy (collectively, the “YA Guarantors”), pursuant to which the YA Guarantors unconditionally and irrevocably guarantee the full payment and performance of certain obligations owed or hereafter owing to YA Global in accordance with the terms of the Guaranty Agreement.

➢
a Security Agreement in favor of YA Global dated August 17, 2010 (the “YA Security Agreement”) by and among (i) Carbonics, (ii) Westport Acquisition and (iii) Westport Energy (collectively, the “YA Grantors”), pursuant to which the YA Grantors granted to YA Global security interests in certain assets and personal property of each YA Grantor in order to secure certain obligations owed to YA Global in accordance with the terms of the terms of the Security Agreement.

➢
a Pledge and Escrow Agreement dated as of August 17, 2010 (the “Pledge and Escrow Agreement”), by the Preferred Shareholder, Westport Acquisition, Carbonics and each subsidiary, direct and indirect, of Carbonics, Westport Acquisition or the Preferred Shareholder identified therein or joined to this agreement in the future (collectively, the “YA Pledgors”) in favor of YA Global, pursuant to which the YA Pledgors pledged to YA Global as security for obligations owed to YA Global all (i) securities, membership, partnership or other ownership interests or rights to purchase of the YA Pledgors identified therein and (ii) all securities, membership, partnership or other ownership interests obtained in the future by a YA Pledgor  (collectively, the “YA Pledged Securities”) and (A) all of the YA Pledgors’ interests in respect of the YA Pledged Securities and YA Pledgors’ interests in all profits and distributions to which the YA Pledgors shall at any time be entitled in respect of such YA Pledged Securities and (B) to the extent not otherwise included, all proceeds, dividends, warrants, options, rights, instruments, and other property from time to time received or otherwise distributable in respect of or in exchange of any or all of the foregoing, all in accordance with the terms of the Pledge and Escrow Agreement.

The foregoing descriptions of the LLC Purchase Agreement, the other documents in connection with the Closing Transactions, the SPA and the YA Debenture (and all other documents in connection with the YA Debenture) do not purport to be complete and are qualified in their entirety by reference to the full text of such documents filed as Exhibits 10.1 – 10.10 to the Company’s Current Report on Form 8-K filed on August 19, 2010.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Carbonics Capital Corporation (“we,” “our,”, “us,” “Carbonics,” or the “Company”) was founded to recycle carbon dioxide into value-added products.

Our activities during 2010 have primarily involved research and development involving technology capable of recycling carbon dioxide in applications involving coal-fired power production. The Company’s research and development activities mostly involve laboratory scale bench testing.

We have also implemented our previously announced plan with respect to seeking acquisition of strategic and accretive assets. On August 17, 2010, we acquired 100% of the membership interests of Westport Energy, LLC. Westport Energy is an exploration stage company engaged in the exploration for coalbed methane in the Coos Bay region of Oregon. Westport Energy holds leases to approximately 104,000 acres of prospective coalbed methane lands in the Coos Bay Basin. Westport Energy was organized in the state of Delaware in October 2008 and is a wholly-owned subsidiary of New Earthshell Corporation, which is, in turn, wholly-owned by YA Global Investments, L.P.  Westport intends to initially pursue drilling opportunities under its leases by seeking joint ventures with larger oil and gas companies interested in developing coalbed methane properties in the Coos Bay Basin.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The financial statements included herein have been prepared by the Company, in accordance with Generally Accepted Accounting Principles. This requires the Company’s management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. In the opinion of management, all adjustments which, except as described elsewhere herein are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements and any changes in the Company’s future operational plans.

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture.  We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

There were no revenues for the three months ended June 30, 2010 or for the three months ended June 30, 2009, except as noted in discontinued operations.

Cost of Revenues

There was no cost of revenues for the three months ended June 30, 2010 or for the three months ended June 30, 2009, except as noted in discontinued operations.

Operating Expenses

Operating expenses during the three months ended June 30, 2010 totaled $177,182. In the comparable period of the prior year, operating expenses totaled $12,723.  The increased operating expenses during the three months ended June 30, 2010 primarily consisted of salaries, legal fees and ongoing expenses relating to the Company’s testing operations.

Interest/Other Expense

Total interest and other income (expense) for the three months ended June 30, 2010 were $(134,759) and $4,418,734 for the three months ended June 30, 2009.  Included in the three months ended June 30, 2010 was $119,954 of interest expense, including $4,163 in accrued interest due to a related party. Other income (expense) mainly included $(14,804) and $4,469,126 in non-cash income (expense) associated with derivative conversion features embedded in the convertible debentures issued by the Company during the three months ended June 30, 2010 and 2009, respectively.

Net Income (Loss)

Income (loss) from continuing operations for the three months ended June 30, 2010 was $(311,940) as compared to $4,406,011 for the same period in 2009.  Loss from discontinued operations for the three months ended June 30, 2010 was $98,264 as compared to $473,900 for the same period in 2009.  Net income (loss) for the three months ended June 30, 2010 was $(410,204) as compared to $3,932,111 for the same period in 2009. These changes were mainly attributable to the non-cash income in 2009 associated with the conversion features as well as the reduction in expenses due to the disposal of the Culbertson operations.

Six months Ended June 30, 2010 Compared to Six months Ended June 30, 2009

Revenues

There were no revenues for the six months ended June 30, 2010 or for the six months ended June 30, 2009, except as noted in discontinued operations.

Cost of Revenues

There was no cost of revenues for the six months ended June 30, 2010 or for the six months ended June 30, 2009, except as noted in discontinued operations.

Operating Expenses

Operating expenses during the six months ended June 30, 2010 totaled $284,383. In the comparable period of the prior year, operating expenses totaled $34,605.  The increased operating expenses during the six months ended June 30, 2010 primarily consisted of legal fees and ongoing expenses relating to the Company’s testing operations.

Interest/Other Expense

Total interest and other income (expenses) for the six months ended June 30, 2010 were $(335,674) and $4,316,565 for the six months ended June 30, 2009.  Included in the six months ended June 30, 2010 was $319,380 of interest expense, including $8,682 in accrued interest due to a related party. Other income (expense) mainly included $(16,295) and $4,469,126 in non-cash income (expense) associated with derivative conversion features embedded in the convertible debentures issued by the Company during the six months ended June 30, 2010 and 2009, respectively.

Net Income (Loss)

Income (loss) from continuing operations for the six months ended June 30, 2010 was $(620,057) as compared to $4,281,960 for the same period in 2009.  Loss from discontinued operations for the six months ended June 30, 2010 was $115,174 as compared to $1,032,413 for the same period in 2009.  Net income (loss) for the six months ended June 30, 2010 was $(735,231) as compared to $3,249,547 for the same period in 2009. These changes were mainly attributable to the non-cash income in 2009 associated with the conversion features as well as the reduction in expenses due to the disposal of the Culbertson operations.

Liquidity and Capital Resources

The Company had $8,089,223 in current liabilities at June 30, 2010, and may need to obtain additional financing to satisfy these obligations. Thus, the Company’s liquidity needs have decreased relative to the amounts required by the Company during 2010, however, the Company requires new sources of capital to execute on its ongoing and planned research and development and other business development activities. The Company is also in need of financing to acquire targeted strategic assets.

Our primary sources of liquidity are cash provided by financing activities.  For the six months ended June 30, 2010, net cash used by our operating activities was $5,800 as compared to $174,003 used in the six months ended June 30, 2009. The Company’s capital requirements consist of general working capital needs. The Company’s capital resources consist primarily of proceeds from issuance of debt and common stock. The Company plans to fund ongoing operations during 2010 with a combination of proceeds from the issuance of debt and equity.

Cash Flows

Our operating activities during the six months ended June 30, 2010 used $5,800 in cash.  At June 30, 2010, accounts payable and accrued expenses totaled $289,485.   At June 30, 2010 the Company had no cash.   For the six months ended June 30, 2010, investing activities provided $0 in cash. The Company had a working capital deficit of $8,089,223 at June 30, 2010, which includes convertible debentures of $6,535,327.

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

None.

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

CARBONICS CAPITAL CORPORATION

By: /s/	PAUL MILLER PAUL MILLER President and Chief Executive Officer
Date:	August 23, 2010
By: /s/	JACQUELINE FLYNN JACQUELINE FLYNN Chief Financial Officer
Date:	August 23, 2010