Form 10-Q
period 2010-03-30
CARBONICS CAPITAL CORP
filed 2010-12-23
CIK 1102414

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	For the transition period from __________________________ to _____________________________

Commission file number:   000-28887

Carbonics Capital Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-3328734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Overlook Center, 2ndFloor, Princeton, NJ 08540
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (609) 498-7029

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐              No☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock, par value $.0001, outstanding as of December 23, 2010: 2,879,307,140.

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and cumulative period from December 23, 2008 through September 30, 2010	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and the cumulative period from December 23, 2008 through September 30, 2010	6
	Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the period of inception through September 30, 2010	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
	Signatures	21

When we use the terms “Carbonics”, the “Company”, “we”, “us” and “our”, we mean Carbonics Capital Corporation and its consolidated subsidiaries.

Forward Looking Statements

This quarterly report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology.  These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business.  These statements are only predictions based on our current expectations and projections about future events.  There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.  In particular, you should consider the numerous risks and uncertainties described under Part I Item 1A. - Risk Factors in our Annual Report on Form 10-K for the fiscal year December 31, 2009 (“2009 Form 10-K”).

These risks and uncertainties are not exhaustive.  Other sections of the 2009 Form 10-K and of this report describe additional factors that could adversely impact our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements.  You should not rely upon forward-looking statements as guarantees of future events.  We disclaim any duty to update any of these forward-looking statements after the filing of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so, and these forward-looking statements should not be relied upon as representing our views as of any date subsequent to the filing of this report.

We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS

Assets
Current assets:
Cash and cash equivalents	$428,921	$165,750
Trading securities	737,026	354,972
Prepaid and other current assets	805	-
Total current assets	1,166,752	520,722

Oil and gas properties, unproven	23,887,325	25,218,540

Total assets	25,054,077	25,739,262

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Account payable and accrued expenses	$63,949	$-
Line of credit	8,329	1,335
Accrued interest	1,536,356	-
Convertible debentures, net of discount	6,058,396	-
Derivative liability	9,475,000	-
Total current liabilities	17,142,030	1,335

Senior secured convertible debenture, net of discount	19,512,378	-
Total Liabilities	36,654,408	1,335

Stockholders' Equity (Deficiency):
Preferred stock, $0.0001 par value, 1,000,000 shares authorized Series C Voting Convertible, 921,890 and 972,042 shares issued and outstanding	921	972
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 2,879,307,140 and 482,842,103 shares issued and outstanding	287,931	48,284
Additional Paid-in Capital	(8,795,093)	25,901,781
Accumulated deficiency during exploration stage	(3,094,090)	(213,110)
Total stockholders' equity (deficiency)	(11,600,331)	25,737,927
Total liabilities and stockholders' equity (deficiency)	$25,054,077	$25,739,262

See accompanying notes to condensed consolidated financial statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from December 23, 2008 (inception) to
	2010	2009	2010	2009	September 30, 2010
Net Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
	-	-	-	-	-

Operating Expenses
Impairment loss	-	-	1,331,215	-	1,331,215
General and administrative expenses	162,669	70,532	488,006	211,595	697,728

Total Operating Expenses	162,669	70,532	1,819,221	211,595	2,028,943

Loss from operations	(162,669)	(70,532)	(1,819,221)	(211,595)	(2,028,943)

Interest expense	(354,047)	(499)	(1,062,140)	(1,498)	(1,065,528)
Unrealized trading gains from trading securities	94	-	381	-	381

Loss before Income tax provision	(516,622)	(71,031)	(2,880,980)	(213,093)	(3,094,090)

Income tax provision	-	-	-	-	-

Net Loss	$(516,622)	$(71,031)	$(2,880,980)	$(213,093)	$(3,094,090)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average share of common stock outstanding, basic and dilutive	2,879,307,140	313,287,800	2,110,578,724	198,826,036

See accompanying notes to condensed consolidated financial statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		Cumulative Period from December 23, 2008 (inception)
	2010	2009	to September 30, 2010
Operating activities:
Net Loss	$(2,880,980)	$(213,093)	$(3,094,090)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment of long-lived assets	1,331,215	-	1,331,215
Changes in Assets and Liabilities
Prepaid and other current assets	(805)	-	(805)
Increase in accounts payable and accrued expenses	63,949	-	63,949
Increase in accrued interest	1,054,199	-	1,054,199
Net cash (used in) operating activities	(432,422)	(213,093)	(645,532)

Investing activities:
Proceeds from sale of trading securities	355,000	-	(737,026)
Purchases of trading securities	(737,054)	(461,901)
Net cash (used in) investing activities	(382,054)	(461,901)	(737,026)

Financing activities
Line of credit	6,994	-	8,329
Proceeds from advances	-	691,302	-
Proceeds from issuance of senior secured convertible debenture	650,000	-	650,000
Capital contribution	420,653	1,051	1,153,150
Net cash provided by financing activities	1,077,647	692,353	1,811,479

Increase in cash	263,171	17,359	428,921

Cash and cash equivalents, beginning of period	165,750	-	-
Cash and cash equivalents, end of period	$428,921	$17,359	$428,921

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income tax expense	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas properties, unproven	$-	$-	$25,218,540
Debt discount	9,475,000	-	9,475,000

Reverse merger liabilities and equity adjustments
Accrued interest	1,154,193	-	1,154,193
Senior secured convertible debenture	18,209,712	-	18,209,712
Convertible debentures	6,039,026	-	6,039,026

Total	$34,877,931	$-	$60,096,471

See accompanying notes to condensed consolidated financial statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD DECEMBER 23, 2008 (INCEPTION) TO SEPTEMBER 30, 2010
(UNAUDITED)
	Series C Voting Convertible preferred stock issued		Common Stock Issued		Additional Paid-	Deficit Accumulated During Exploration	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Stage	Deficiency
December 23, 2008 contribution of assets	-	$-	-	$-	$25,218,540	$-	$25,218,540

Reverse merger recapitalization	805,767	806	127,279,406	12,728	(13,534)	-	-

Balance, December 31, 2008	805,767	806	127,279,406	12,728	25,205,006	-	25,218,540

Shares issued prior to reverse merger by acquiree	166,275		355,562,697

Capital contribution					732,497	-	732,497

Reverse merger recapitalization		166		35,556	(35,722)		-

Net loss	-	-	-	-	-	(213,110)	(213,110)

Balance, December 31, 2009	972,042	972	482,842,103	48,284	25,901,781	(213,110)	25,737,927

Shares issued prior to reverse merger by acquiree	(50,152)	-	2,396,465,037	-	-	-	-

Capital contribution	-	-	-	-	420,653	-	420,653

Reverse merger recapitalization	-	(51)	-	239,647	(35,117,527)	-	(34,877,931)

Net loss	-	-	-	-	-	(2,880,980)	(2,880,980)

Balance, September 30, 2010	921,890	$921	2,879,307,140	$287,931	$(8,795,093)	$(3,094,090)	$(11,600,331)

See accompanying notes to condensed consolidated financial statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation and Nature of Organization

Nature of Operations

Carbonics Capital Corporation’s wholly owned subsidiary, Westport Acquisition LLC and its wholly owned subsidiary, Westport Energy, LLC, was formed in December of 2008, in the State of Delaware, as a limited liability company. Westport Energy is an exploration stage company engaged in the exploration for coalbed methane in the Coos Bay region of Oregon. Westport Energy holds leases to approximately 104,000 acres of prospective coalbed methane lands in the Coos Bay Basin.

The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol CICSE.OB.

Reverse Merger

On August 17, 2010 Carbonics Capital Corporation (“Carbonics”), Westport Acquisition, Inc., a Delaware corporation (and a recently organized wholly-owned subsidiary of Carbonics) (“Westport Acquisition”),and the preferred shareholder completed a reverse merger, pursuant to an LLC Membership Interest Purchase Agreement (the “Agreement”) with Westport Energy, LLC, a Delaware Limited Liability Company (“Westport Energy”) (a wholly-owned subsidiary of New Earthshell Corporation).

Pursuant to the Agreement and as a condition to consummation of the reverse merger, the Company issued New Earthshell Corporation (“NEC”) a Senior Secured Convertible Debenture in the principal amount of $27,640,712, in consideration for the acquisition of the membership interest in Westport Energy. New Earthshell Corporation is 100% owned by YA Global.

At the time of the closing, Viridis Capital LLC, in exchange for $10 transferred to 4 Sea-sons, LLC all of the shares of Series C Preferred Stock issued by Carbonics, which were owned by Viridis Capital LLC.  4Sea-sons, LLC is 100% owned by Stephen J. Schoepfer, who subsequent to closing, was elected chairman of the Board of Directors, Chief Executive and Financial Officer and Secretary of Carbonics and President of Westport Acquisition and Energy. The transferred preferred stock represents 80% of the voting interest on an as converted basis. As a result of such transfer and its ownership interest in the Series C Preferred Stock, the Preferred Shareholder now owns the majority of the equity in Carbonics.

The Company accounted for the transaction as a business combination, with Westport Energy deemed to be the accounting acquirer. The assets and liabilities and the historical operations reflected in the financial statements are those of Westport Energy and are presented at the historical cost basis, along with the fair value of the liabilities acquired from Carbonics at the date of acquisition, August 17, 2010.  The liabilities acquired were recorded as a reduction in the historical additional paid-in capital of Westport Energy. All recapitalization entries have been appropriately recorded with a resulting elimination of Carbonics’ historical accumulated deficit and additional paid-in capital.

The following table summarizes the amounts recorded into the historical books and records of Westport Energy as of the date of acquisition:

Recognized Amounts of Identifiable Liabilities Assumed
Accrued interest	$1,154,193
Convertible debentures	6,083,026
Total identifiable liabilities	$7,237,219

In addition, preferred stock and common stock at par value were recorded against additional paid-in capital for $921 and $287,931 at the date of acquisition, respectively.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation and Nature of Organization (Continued)

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  Management believes that the disclosures made are adequate to make the information presented not misleading.  The results for the interim periods are not necessarily indicative of results for the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of Carbonics Capital Corporation and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has recurring deficits, a large accumulated deficit and is in the exploration stage of development, and has no revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements and the success of future operations.

The Company’s future success is dependent upon its ability to achieve profitable operations and raise the appropriate funds needed. There is no guarantee whether the Company will be able to generate enough revenue and or raise capital to support these operations.

The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable, or if its business will improve.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements for the periods ended September 30, 2010 and 2009 have been consolidated to include the accounts of the Company and its subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

Trading Securities

The Company’s trading securities are bought and held principally for the purpose of selling them in the near term and are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets with the change in fair value during the period included in earnings.

The Company’s trading securities are comprised of United States Treasury Strips and Treasury Notes with maturity dates of one year or less and are summarized as follows:

	Unrealized	Realized	Fair Value	Fair Value
Trading securities	Gains	Losses	September 30, 2010	December 31, 2009

United States Treasury Strips	$259	$-	$459,917	$-
United States Treasury Notes	$94	$28	$277,109	$354,972

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of September 30, 2010, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of September 30, 2010, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. This ceiling test is performed by the Company on an annual basis.  Based on the status of the Company’s exploration activities, as of September 30, 2010, none of the remaining Company’s unproved oil and gas properties were considered impaired.

Impairment of Long—Lived Assets

Long-lived assets, including oil and gas properties, are reviewed for impairment when circumstances indicate that the carrying value may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets with the future undiscounted net cash flows estimated by the Company to be generated by such assets.  If the carrying amount exceeds the net undiscounted cash flows, the fair value of the assets are determined using appropriate valuation techniques.  The impairment loss is the extent to which the carrying value of the assets exceeds the fair value of the assets.

An impairment charge of approximately $1,330,000 was recognized during the nine months ended September 30, 2010, see note 3 for more information.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company accounts for income taxes using the assets and liability method.  Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective.  Tax benefits are recognized when it is probable that the deduction will be sustained.  A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Fair Value of Financial Instruments

GAAP requires disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet.  The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time.  For certain instruments, including cash and cash equivalents, accounts payable, and accrued expenses, it was estimated that the carrying amounts approximated fair value because of the short maturities of these instruments.  All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

Derivative Financial Instruments

We review the terms of convertible debt and equity instruments we issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. If freestanding options or warrants were issued and will be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are first allocated to the fair value of those instruments. When the embedded derivative instrument is to be bifurcated and accounted for as a liability, the remaining proceeds received are then allocated to the fair value of the bifurcated derivative instrument. The remaining proceeds, if any, are then allocated to the convertible instrument, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.

The discount from the face value of the convertible debt instrument resulting from the allocation of part of the proceeds to embedded derivative instruments and/or freestanding options or warrants is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

Fair Value Framework

GAAP establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

• Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

• Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange based derivatives, mutual funds, and fair-value hedges.

• Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The Company’s derivative liabilities and trading securities are marked to market every reporting period using level 3 and level 1 input’s, respectively.

The following table reconciles, for the nine months ended September 30, 2010, the beginning and ending balances for financial instruments that are recognized at fair value using level 3 inputs in the consolidated financial statements:

Balance of derivative liability as of December 31, 2009	$-

Value of derivative liabilities upon adoption, August 17, 2010	9,475,000
Change in fair value during period	-

Balance at September 30, 2010	$9,475,000

Net Loss per Share of Common Stock

Basic loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during each period.  Anti-dilutive securities not included in net loss per share calculation for the period include:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Potentially dilutive securities:
Convertible notes	94,736,500,000	-	94,736,500,000	-
Warrants	2,250,000	-	2,250,000	-

3.	Oil and Gas Properties, Unproven

On November 26, 2008, the United States Bankruptcy Court for the District of Oregon approved the entry of an Asset Purchase Agreement between YA Global, as the Buyer, and Torrent Energy, Inc., Methane Energy Corp., and Cascadia Energy Corp. (collectively the Seller).  The Purchase Agreement consisted of YA Global acquiring 100% ownership of the Coos Bay Basin Property in exchange for forgiveness of debentures outstanding with Seller, as well as stock issued by the Seller which was held by the Buyer. On the same date in which the Purchase Agreement took place, YA Global contributed all property received into their wholly owned subsidiary’s subsidiary, Westport Energy, LLC.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Oil and Gas Properties, Unproven (Continued)

On August 17, 2010, Westport Acquisition, Inc., a subsidiary of Carbonics, entered into a LLC Purchase Agreement (the “Agreement”) with New Earthshell Corporation (“NEC”) to acquire 100% of the membership interest in Westport Energy in accordance with the terms of the LLC Purchase Agreement. Westport Energy is engaged in the exploration for coalbed methane in the Coos Bay region of Oregon. Westport Energy holds leases to approximately 104,000 acres of prospective coalbed methane lands in the Coos Bay Basin.

The Company’s oil and gas properties are currently unproven and ongoing exploration activities are planned and will require the additional significant expenditures for the year ending December 31, 2010, which funding must be raised from external sources.  These exploration activities include formation stimulation and production testing of existing wells drilled in our Coos Bay project.  Assuming that additional funding from external sources is obtained, management estimates that it will take approximately six to twelve months to complete the first phase of exploration activities on certain of its unproved properties and at that time an assessment will be made for reclassification of a portion of the unproved reserves to proved reserves.  Once properties have been classified as proven, then certain of the costs incurred would be included in the amortization computation.

Chehalis Basin Property

On November 26, 2008, the United States Bankruptcy Court for the District of Oregon approved the entry of an Asset Purchase Agreement between YA Global, as the Buyer, and Torrent Energy, Inc., Methane Energy Corp., and Cascadia Energy Corp. (collectively the Seller).  The Purchase Agreement consisted of YA Global acquiring 100% ownership of the Coos Bay Basin Property in exchange for forgiveness of debentures outstanding with Seller, as well as stock issued by the Seller which was held by the Buyer. On the same date in which the Purchase Agreement took place, YA Global contributed all property received into their wholly owned subsidiary’s subsidiary, Westport Energy, LLC.

In January 2010, the Company determined that the cost to continue exploration of the Chehalis Basin Property outweighed the benefit in which they projected.  Therefore, lease agreements were not renewed with owners and the asset balance was fully impaired. This resulted in an impairment of approximately $1,330,000 during the first quarter of 2010.

On May 13, 2010, the Company received formal notice from Washington State Department of Natural Resources that these leases had been cancelled and forfeited effective May 7, 2010.

As of September 30, 2010 the remaining capitalized costs of Oil and Gas Properties, unproven relate to the Coos Bay Basin Property and are summarized as follows:

		Exploration Costs
	Acquisition Costs	Seismic and Land	Drilling and Gathering	Geological and Geophysical	Development Costs	Total
Coos Bay Basin Property
Year ended 2008	$23,887,325	$-	$-	$-	$-	$23,887,325
Year ended 2009	-	-	-	-		-
Year ended 2010	-	-	-	-		-
Inception through September 30, 2010	-	-	-	-		-
Total	$23,887,325	$-	$-	$-	$-	$23,887,325

4.	Environmental Matters

The Company has established procedures for a continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures.  Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues.  The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations.  The Company incurred no material environmental investigation, compliance and remediation costs for the period ended September 30, 2010.  The Company is unable to predict whether its future operations will be materially affected by these laws and regulations.  It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Convertible Debentures, Derivative Liability and Debt Discount

Senior Secured Convertible Debenture

In contemplation of the reverse merger and as a condition to, the Company issued to NEC a note in principal amount of $27,640,000 dated August 17, 2010.  The note bears interest at the rate of 9% per annum, payable at maturity.  The maturity date for the note is August 13, 2012.  The note, plus accrued interest is convertible into common stock of the Company at a conversion rate equal to $0.0003 per share, subject to adjustment and beneficial ownership limitations. The Company recorded debt discount of $9,214,000 related to the fair value of the conversion option on the date of issuance.

Immediately following the closing of the reverse merger, the Company issued YA Global a secured convertible debenture in the principal amount of $650,000.  The note bears interest at the rate of 9% interest per annum, payable at maturity.  The note is due on August 31, 2012.  The note is convertible into common stock of the Company at a conversion rate per share initially equal to the lower of $0.0003 or 90% of the lowest volume weighted average price (“VWAP”) of the common shares for the 20 trading days immediately prior to conversion, subject to adjustment and beneficial ownership limitations.  The proceeds from the note will be used to fund various short-term administrative and operating expenses.

The senior secured convertible debenture is secured by a Guaranty and Security agreement dated August 17, 2010 provided by Westport Energy and Westport Acquisition provided to NEC and YA Global pursuant to which the guarantors unconditionally and irrevocably guarantee the full payment and performance of obligations the Company owes to NEC.  In addition, the grantors of the security agreement grant to NEC security interest in all the assets and personal property of each grantor in order to secure the obligations under the NEC note.

Convertible Debenture

In connection with the reverse merger, the Company assumed the Convertible debentures of $6,083,026 and accrued interest of approximately $1,154,193 of the legal entity.

The following is a summary of the Company’s convertible debenture arrangements as of September 30, 2010:

Current portion of convertible debentures:
Convertible debenture payable to YA Global Investments issued October 2005 – 5%	$592,360
Convertible debenture payable to YA Global Investments issued July 2007 – 12%	570,000
Convertible debenture payable to YA Global Investments issued February 2006 – 5%	920,666
Convertible debenture payable to YA Global Investments issued June 2009 – 12%	4,000,000
Debt discount	(24,630)
Total current convertible debentures	$6,058,396

The convertible debentures are due December 31, 2010 and are convertible into common stock with exercises prices ranging from $0.01 to $0.10.

Derivative Liability –Conversion Option

Features of the convertible debentures, including such provisions as price protection required the Company to treat the conversion option as a derivative liability.  The Company used the Black-Scholes option pricing model to calculate the fair value of the conversion option.  As of August 17, 2010 (date of issuance and assumption) and September 30, 2010 the derivative liability was approximately $9,475,000.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Convertible Debentures, Derivative Liability and Debt Discount (Continued)

Derivative Liability –Conversion Option (Continued)

Additionally, if the Company were required to settle its outstanding warrants and convertible debt as of September 30, 2010, we would be required to issue 94,738,750,000 common shares. The Company determined that the settlement of these outstanding financial instruments would exceed our authorized shares by 87,618,000,000. The Company would be required to reclassify these contracts from equity to liabilities, if not already re-classed for price protection noted above.

Assumptions utilized to calculate the fair value of the derivative liability were as follows:

	Issuance	September, 30
	Date	2010

Exercise Price	Range $0.0003 to $0.10	Range $0.0003 to $0.10
Risk Free Interest Rate	2.5%	2.5%
Volatility	80 - 120%	80 - 120%
Term	2 years	1.92 years
Dividend Rate	0%	0%
Closing Price of Common Stock	$0.0001	$0.0001

Debt Discount

The Company recorded debt discount of $9,475,000 related to the fair value of the conversion options of the note on the date of issuance based.  Fair value was computed using the trading price of the Company on the date of issuance.  The debt discount will be accreted over 2 years.  During the period the Company recorded accretion expense of $672,000.

Accrued Interest

During the period the Company accrued interest of $382,163.

6.	Line of Credit

The Company has a $740,000 line of credit from a bank, which includes stand-by letters of credit totaling $675,000 related to the Company’s oil and gas properties.  Advances under the line bear interest at approximately 4.2%.  Borrowings are collateralized by treasury bonds held as trading securities.

7.	Stockholders’ Deficiency

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

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Stockholders’ Deficiency (Continued)

Common Stock

During the nine months period ended September 30, 2010 and prior to the reverse merger, the Company issued approximately 2.4 billion common shares.  These shares were recapitalized in accordance with the par value of the respective equity instruments upon consummation of the agreement.

Warrants

As of September 30, 2010 the Company had 2,250,000 warrants outstanding with an aggregate exercise price of $0.15 per share and expires on December 31, 2012.  The warrants have certain price protection provisions that require it to be recorded as a derivative liability.  The Company used the Black-Scholes option pricing model to calculate the fair value of the derivative liability.  As of September 30, 2010 the derivative liability was $0.

8.	Income Taxes

The Company recognizes deferred tax assets, net of applicable valuation allowances, related to net operating loss carry-forwards and certain temporary differences and deferred tax liabilities related to certain temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The Company recognizes a future tax benefit to the extent that realization of such benefit is considered to be more likely than not. This determination is based on projected taxable income and tax planning strategies. Otherwise, a valuation allowance is applied.

Realization of the Company’s deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past and present losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized.

In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2010.  Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2010 and 2009.

Federal and state tax returns for the years ended December 31, 2008 and 2009 are subject to examination by taxing authorities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Certain statements set forth under this caption constitute “forward-looking statements.” See “Forward Looking Statements” on page 1 of this Report for additional factors relating to such statements.  The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included elsewhere herein and the Company’s Annual Report.

Company Overview

Carbonics Capital Corporation’s wholly owned subsidiary, Westport Energy, LLC, was formed in December of 2008, in the State of Delaware, as a limited liability company. Westport Energy is an exploration stage company engaged in the exploration for coalbed methane in the Coos Bay region of Oregon. Westport Energy holds leases to approximately 104,000 acres of prospective coalbed methane lands in the Coos Bay Basin.

Coos Bay Basin Exploration Prospect

The Coos Bay Basin is basically a structural basin formed by folding and faulting and contains a thick section of coal-bearing sediments.  Coal-bearing rocks contained within the Coos Bay Basin form the Coos Bay Coal field.  Coal mining from the Coos Bay field began in 1854 and continued through the mid 1950’s.  Much of the coal was shipped to San Francisco.  Since mining activity ended several companies such as Sumitomo, Shell and American Coal Company have done exploratory work and feasibility studies on the Coos Bay Coal Field but no mining operations were conducted.  In addition, approximately 20 exploratory oil and/or gas wells have been drilled in the Coos Bay basin during the years 1914-1993.  Many of these wells encountered gas in the coal seams that were penetrated during drilling.

Coalbeds are contained in both the Lower and Upper Member of the Middle Eocene Coaledo Formation.  The coal-bearing sandstones and siltstones of the Middle Eocene Coaledo formation are estimated to form a section up to 6,400 feet thick.  Total net coal thickness for the Lower Coaledo Member can range up to 70 feet and over 30 feet for the Upper Coaledo Member.  Coos Bay coal rank ranges from sub bituminous to high-volatile bituminous, with a heating value of 8,300 to 14,000 British Thermal Units per pound (“BTU/LB.”), low sulfur content, and a moderate percentage of ash.

On October 6, 2004, a multi-hole coring program was commenced by the prior leaseholders of the Coos Bay property.  Coring was needed to collect coal samples so that accurate gas content data could be measured.  Cores were collected, desorption work was done on the coals and evaluation completed by mid 2005.  This data, as well as other geologic information, was provided to Sproule Associates, Inc., an international reservoir engineering firm, for an independent evaluation.  To date, natural gas analyses performed on samples from Coos Bay coal samples and wells indicate that the gas is pipeline quality and that the coals are fully saturated with gas.  However, technically recoverable gas volumes do not necessarily qualify as proved reserves, and we have not recorded any proven reserves.

Natural Gas Market

Until 2005, the Port of Coos Bay was one of the largest population centers on the west coast not served by natural gas.  A project to bring natural gas into the region via a 52-mile, 12-inch pipeline was approved, funded by Coos County and the State of Oregon, and completed in late 2004 with gas sales beginning in early 2005.  While the line is owned by Coos County, the local gas distribution company, Northwest Natural Gas, operates the line. Northwest Natural Gas serves Coos County and most of western Oregon.  The pipeline and its associated distribution system represent the most likely market option for delivery of gas, if produced by us in the future.  Estimates of current local Coos County market requirements are less than 1 million cubic feet of gas per day initially, which represents less than 1% of ultimate pipeline capacity.  Excess capacity is available for additional gas input.

Coos County is also likely to benefit from new industrial, commercial and residential development as natural gas is now available. Expansion of the market is likely to bring greater demand for and value to natural gas. Because of its west coast location, Coos Bay market prices would be subject to pricing standards of the New York Mercantile Exchange for most of the year. Regional gas pricing hubs are located at Malin and Stanfield, Oregon.  The closest pricing point, however, would be the Coos Bay City Gate, where Northwest Natural Gas’s retail rates are set and regulated by Oregon’s Public Utilities Commission. Seasonal or critical gas demand fluctuations could cause prices to exceed or fall below posted prices on a regular basis.

Exploration Objectives

The Coos Bay Basin is the southernmost of a series of sedimentary basins that are present in western Oregon and Washington west of the Cascade Range.  The region containing this series of basins is generally referred to as the Puget-Willamette Trough.  These basins contain thick sequences of predominantly non-marine, coal-bearing sedimentary rock sequences that are correlative in age, closely related in genesis, and very similar in many other characteristics.  We are primarily targeting natural gas from coal seams of the Coaledo Formation in the Coos Bay Basin.  Secondary objectives are natural gas, and possibly oil, trapped in conventional sandstone reservoirs.

Indications of the hydrocarbon potential in the Puget-Willamette Trough are shown by natural gas production at the Mist Field in northwest Oregon, the presence of excellent quality sand reservoir development at the Jackson Prairie Gas Storage Field in southwest Washington, and numerous oil and/or gas shows from historic oil and gas exploration drilling activity.

Plan of Operations and Cash Requirements

The continuation of our business is dependent on additional financing, positive results from exploratory activities, and achieving a profitable level of business.   The Company’s future exploration activities will require significant capital expenditures, which funding must be raised from outside sources.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and inhibit our ability to continue to conduct business operations.  If the Company is unable to obtain additional financing in the future, we will likely be required to further curtail our exploration plans and possibly cease our operations. Any additional equity financing may result in substantial dilution to our then existing shareholders.

Liquidity and Capital Resources

Our liquid assets, consisting of cash on hand and trading securities was $1,166,000 as of September 30, 2010, compared with $521,000 at December 31, 2009.  As of September 30, 2010 our working capital deficit was approximately $16 million.

During the period the Company raised $650,000 on terms similar to other notes the Company incurred at the time of the reverse merger.  Those funds will be used to supply funding for the day-to-day activities while we continue to try and find additional sources of financing to fund the Company’s activities.

We expect to incur significant additional professional fees as we begin to precede with our exploration activities, which will require additional financing.  In addition, the Company will need to re-negotiate terms with the holders of our debentures as they become due.  Currently, we do not have sufficient capital to meet the needs of our note holders and cannot predict when operations will commence, and if so, will provide enough capital resources to meet those needs.

Results of Operations

For the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009

Net Loss

The Company had a net loss of $2,881,000 for the nine months ended September 30, 2010 versus $213,000 for the nine months ended September 30, 2009.  The increase in the net loss was impacted by the abandonment of the Chehalis Basin Property, which resulted in an impairment loss of $1,331,000 and interest expense incurred by the Company from the debt incurred on the date of reverse merger till the end of the period of $1,062,000. We expect interest expense to increase in future periods due to the passage of time and as we obtain additional financing to fund our operations.

Operating Expenses

Increases in general and administrative fees and professional fees also increased during the period by $276,000.  During fiscal 2009 the Company did not perform extensive activities on the properties owned, except for general maintenance to keep the leases in suitable working order.  We expect to incur significant additional professional fees as we begin to proceed with our exploration activities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended September 30, 2010 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

•	Lack of documented policies and procedures; and

•	There is no effective separation of duties, which includes monitoring controls, between the members of management.

•	Lack of resources to account for complex and unusual transactions

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings

Item 1A.  Risk Factors

There have been no material change in the risk factors set forth in Item 1A (“Risk Factors”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

(a)	Exhibits

Exhibit
Number

31.1	Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONICS CAPITAL CORPORATION

Date: December 23, 2010	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Executive Officer

Date: December 23, 2010	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Financial Officer