Form 10-Q/A
period 2010-09-30
CARBONICS CAPITAL CORP
filed 2011-06-17
CIK 1102414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

100 Overlook Center, 2nd Floor, Princeton, NJ 08540
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
Yes ☐  No ☒

Number of shares of common stock, par value $.0001, outstanding as of December 23, 2010: 2,879,307,140.

TABLE OF CONTENTS

		Page

Explanatory Note		3

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (restated)	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and cumulative period from December 23, 2008 through September 30, 2010	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and the cumulative period from December 23, 2008 through September 30, 2010	6

	Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the period of inception through September 30, 2010 (restated)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

PART II - OTHER INFORMATION

Item 6.	Exhibits	20

	Signatures	21

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

EXPLANATORY NOTE

Carbonics is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the Securities and Exchange Commission on December 23, 2010 (the “Form 10-Q”), to amend and restate financial statements and other financial information for the quarterly period ended September 30, 2010. The restatement results from an adjustment to the carrying value of the Coos Bay Basin Property (see footnote 4) contributed to Westport Energy, LLC on December 23, 2008.  The reduction of $1,077,022 was recorded on December 23, 2008.

No other changes have been made to the Form 10-Q. This amendment to the Form 10-Q as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not modify or update any disclosures made in the Form 10-Q. This amendment should be read in conjunction with the original Form 10-Q.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

Item 1.    Unaudited Financial Statements

	September 30, 2010 (restated)	December 31, 2009 (restated)
ASSETS

Assets
Current assets:
Cash and cash equivalents	$428,921	$165,750
Trading securities	737,026	354,972
Prepaid and other current assets	805	-
Total current assets	1,166,752	520,722

Oil and gas properties, unproven	22,810,303	24,141,518

Total assets	23,977,055	24,662,240

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Account payable and accrued expenses	$63,949	$-
Line of credit	8,329	1,335
Accrued interest	1,536,356	-
Convertible debentures, net of discount	6,058,396	-
Derivative liability	9,475,000	-
Total current liabilities	17,142,030	1,335

Senior secured convertible debenture, net of discount	19,512,378	-
Total Liabilities	36,654,408	1,335

Stockholders' Equity (Deficiency):
Preferred stock, $0.0001 par value, 1,000,000 shares authorized
Series C Voting Convertible, 921,890 and 972,042 shares issued and outstanding	921	972
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 2,879,307,140 and 482,842,103 shares issued and outstanding	287,931	48,284
Additional Paid-in Capital	(9,872,115)	24,824,759
Accumulated deficiency during exploration stage	(3,094,090)	(213,110)
Total stockholders' equity (deficiency)	(12,677,353)	24,660,905
Total liabilities and stockholders' equity (deficiency)	$23,977,055	$24,662,240

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Sales	$-	$-	$-	$-
Cost of Sales	-	-	-	-
	-	-	-	-

Operating Expenses
Impairment loss	-	-	1,331,215	-
General and administrative expenses	162,669	70,532	488,006	211,595

Total Operating Expenses	162,669	70,532	1,819,221	211,595

Loss from operations	(162,669)	(70,532)	(1,819,221)	(211,595)

Interest expense	(354,047)	(499)	(1,062,140)	(1,498)
Unrealized trading gains from trading securities	94	-	381	-

Loss before Income tax provision	(516,622)	(71,031)	(2,880,980)	(213,093)

Income tax provision	-	-	-	-

Net Loss	$(516,622)	$(71,031)	$(2,880,980)	$(213,093)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average share of common stock outstanding, basic and diluted	2,879,307,140	313,287,800	2,110,578,724	198,826,036

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		Cumulative Period from December 23, 2008 (inception)
	2010	2009	to September 30, 2010
Operating activities:
Net Loss	$(2,880,980)	$(213,093)	$(3,094,090)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment of long-lived assets	1,331,215	-	1,331,215
Changes in Assets and Liabilities
Prepaid and other current assets	(805)	-	(805)
Increase in accounts payable and accrued expenses	63,949	-	63,949
Increase in accrued interest	1,054,199	-	1,054,199
Net cash used in operating activities	(432,422)	(213,093)	(645,532)

Investing activities:	-
Proceeds from sale of trading securities	355,000	-	(737,026)
Purchases of trading securities	(737,054)	(461,901)
	(382,054)	(461,901)	(737,026)

Financing activities
Line of credit	6,994	-	8,329
Proceeds from advances	-	691,302	-
Proceeds from issuance of senior secured convertible debenture	650,000	-	650,000
Capital contribution	420,653	1,051	1,153,150
Net cash provided by financing activities	1,077,647	692,353	1,811,479

Increase in cash	263,171	17,359	428,921

Cash and cash equivalents, beginning of period	165,750	-	-
Cash and cash equivalents, end of period	$428,921	$17,359	$428,921

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income tax expense	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas properties, unproven	$-	$-	$24,141,518
Debt discount	9,475,000	-	9,475,000

Reverse merger liabilities and equity adjustments
Accrued interest	1,154,193	-	1,154,193
Senior secured convertible debenture	18,209,712	-	18,209,712
Convertible debentures	6,039,026	-	6,039,026

Total	$34,877,931	$-	$59,019,449

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD DECEMBER 23, 2008 (INCEPTION) TO SEPTEMBER 30, 2010
(UNAUDITED)

	Series C Voting Convertible preferred stock issued		Common Stock Issued		Additional Paid-	Deficit Accumulated During Exploration	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Stage	Deficiency
December 23, 2008 contribution of assets (restated)	-	$-	-	$-	$24,141,518	$-	$24,141,518

Reverse merger recapitalization	805,767	806	127,279,406	12,728	(13,534)	-	-

Balance, December 31, 2008 (restated)	805,767	806	127,279,406	12,728	24,127,984	-	24,141,518

Shares issued prior to reverse merger by acquiree	166,275		355,562,697

Capital contribution					732,497	-	732,497

Reverse merger recapitalization		166		35,556	(35,722)		-

Net loss	-	-	-	-	-	(213,110)	(213,110)

Balance, December 31, 2009 (restated)	972,042	972	482,842,103	48,284	24,824,759	(213,110)	24,660,905

Shares issued prior to reverse merger by acquiree	(50,152)	-	2,396,465,037	-	-	-	-

Capital contribution	-	-	-	-	420,653	-	420,653

Reverse merger recapitalization	-	(51)	-	239,647	(35,117,527)	-	(34,877,931)

Net loss	-	-	-	-	-	(2,880,980)	(2,880,980)

Balance, September 30, 2010 (restated)	921,890	$921	2,879,307,140	$287,931	$(9,872,115)	$(3,094,090)	$(12,677,353)

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Restatement of Previously Issued Financial Statements

The Audit Committee of the Board of Directors of Carbonics Capital Corporation concluded, based on the recommendation of management reached that the Company’s condensed consolidated financial statements for the year period ended September 31, 2010 and December 31, 2009 filed with the Securities and Exchange Commission should be restated to correct errors relating to the value of the Company’s oil and gas properties.

The restatement results from a valuation adjustment to the carrying value of the Coos Bay Basin Property (see footnote 4) contributed to Westport Energy, LLC on December 23, 2008.  The reduction of $1,077,022 was recorded on December 23, 2008 and reflected in additional paid-in capital.  The statement of operations and earnings per share for the three and nine month period ended September 30, 2010 and 2009 was not impacted by this restatement.

2.	Basis of Presentation and Nature of Organization

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

The Company’s future success is dependent upon its ability to achieve profitable operations raise the appropriate funds needed. There is no guarantee whether the Company will be able to generate enough revenue and or raise capital to support these operations.

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

3.	Summary of Significant Accounting Policies

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

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Summary of Significant Accounting Policies (Continued)

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

Net Loss per Share of Common Stock

Basic loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during each period.  Anti-dilutive securities not included in net loss per share calculation for the period include:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Potentially dilutive securities:
Convertible notes	94,736,500,000	-	94,736,500,000	-
Warrants	2,250,000	-	2,250,000	-

4.	Oil and Gas Properties, Unproven

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

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	Oil and Gas Properties, Unproven (Continued)

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

The Company restated the value of the Coos Bay Basin Properties effective December 23, 2008, which lowered the carrying value of the Coos Bay Basin Properties by $1,077,022 as of September 30, 2010.

As of September 30, 2010 the remaining capitalized costs of Oil and Gas Properties, unproven relate to the Coos Bay Basin Property and are summarized as follows:

		Exploration Costs
	Acquisition Costs	Seismic and Land	Drilling and Gathering	Geological and Geophysical	Development Costs	Total
Coos Bay Basin Property
Year ended 2008	$22,810,303	$-	$-	$-	$-	$22,810,303
Year ended 2009	-	-	-	-		-
Year ended 2010	-	-	-	-		-
Inception through September 30, 2010	-	-	-	-		-
Total	$22,810,303	$-	$-	$-	$-	$22,810,303

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

6.	Convertible Debentures, Derivative Liability and Debt Discount

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

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Convertible Debentures, Derivative Liability and Debt Discount (Continued)

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

Accrued Interest

During the period the Company accrued interest of $382,163.

7.	Line of Credit

The Company has a $740,000 line of credit from a bank, which includes stand-by letters of credit totaling $675,000 related to the Company’s oil and gas properties.  Advances under the line bear interest at approximately 4.2%.  Borrowings are collateralized by treasury bonds held as trading securities.

8.	Stockholders’ Deficiency

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

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	Stockholders’ Deficiency (Continued)

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

9.	Income Taxes

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Certain statements set forth under this caption constitute “forward-looking statements.” See “Forward Looking Statements” on page 1 of this Report for additional factors relating to such statements.  The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included elsewhere herein and the Company’s Annual Report

Company Overview

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

PART II - OTHER INFORMATION

Item 6. Exhibits

INDEX TO EXHIBITS

(a)       Exhibits

Exhibit
Number

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONICS CAPITAL CORPORATION

Date: June 17, 2011	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Executive Officer

Date: June 17, 2011	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Financial Officer