Form 10-K
period 2010-12-31
CARBONICS CAPITAL CORP
filed 2011-09-29
CIK 1102414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from __________ to __________.

Commission file number: 000-28761

CARBONICS CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-3328734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Overlook Center, 2nd Floor, Princeton, NJ 08540
(Address of principal executive offices) (Zip code)
(609) 498-7029
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock—$0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do	Smaller reporting company
		not check if smaller reporting	☑
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑.

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on September 26, 2011 (based on the closing stock price on the OTC Pink Sheets) on such date was approximately $287,931.

As of September 26, 2011 the Registrant had the following number of shares of its capital stock outstanding: 2,879,307,216 shares of Common Stock, par value $0.0001 and 921,890 shares of Series C Preferred Stock, par value $0.001, which are convertible into a number of shares of Common Stock equal to 73.75% of the fully-diluted outstanding shares of Common Stock.

CARBONICS CAPITAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

i

PART I

ITEM 1.  BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are based upon current expectations that involve risks and uncertainties.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements.  Our discussions relating to our liquidity and capital resources, our business strategy, our competition, and the future of our market segment, our acquisition of Westport Energy LLC, a Delaware limited liability company by our wholly owned subsidiary, Westport Energy Acquisition, Inc., a Delaware corporation among others, contain such statements.  Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements.

Our forward-looking statements in this Annual Report on Form 10-K are based on management’s current views and assumptions regarding future events and speak only as of their dates.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.

Except as otherwise indicated by the context, references in this report to:

“Carbonics” refers to Carbonics Capital Corporation, a Delaware corporation;

“Common Stock” refers to the common stock of Carbonics, par value $0.001.

“CBM” refers to coalbed methane.

“Company,” “we,” “us,” or “our,” refers to the combined business of Carbonics Capital Corporation, and its direct and indirect subsidiaries, Westport Energy Acquisition Inc. and Westport Energy LLC;

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

“NEC” refers to New Earthshell Corporation, a Delaware corporation, wholly-owned by YA Global Investments L.P., and the sole owner of the Westport Membership Interest prior to the closing of the acquisition of Westport Energy by Westport Energy Acquisition;

“Securities Act” refers to the Securities Act of 1933, as amended;

“Series C Preferred Stock” or “Series C Shares” refers to the Series C Preferred Stock of Carbonics, par value $0.001.

“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

“Westport Acquisition” refers to the acquisition of Westport Energy by Westport Energy Acquisition, as further described in this Annual Report on Form 10-K;

“Westport Energy” refers to Westport Energy LLC, a Delaware limited liability company and our indirect, wholly owned subsidiary;

“Westport Energy Acquisition” refers to Westport Energy Acquisition Inc., a Delaware corporation and our direct subsidiary, and/or its direct and indirect subsidiaries, as the case may be;

“Westport Membership Interest” refers to the 100% membership interest of Westport Energy; and

“YA Global” refers to YA Global Investments L.P., a Cayman Islands limited partnership.

OVERVIEW

Prior to the Westport Acquisition, our primary business involved the maintenance of our idled oilseed crush facility in Culbertson, Montana. Our activities also primarily involved evaluation of a number of different biological, chemical and other technologies designed to recycle carbon dioxide into value-added products, the execution of a license agreement for a technology capable of recycling of carbon dioxide in applications involving coal-fired power production, and the completion of research and development activities involving carbon recycling technologies. A lender to the subsidiary that operated the facility took assignment of this property in lieu of foreclosure during February 2010.

In July 2010, we consummated the Westport Acquisition and the main focus of our business switched from pursuing commercialization of biological, chemical & other technologies designed to recycle carbon dioxide into value-added products to exploration and development of coalbed methane gas, initially in the state of Oregon. Through one of our wholly owned subsidiaries, Westport Energy LLC, we now hold leases to approximately 104,000 acres of prospective coalbed methane lands in the Coos Bay Basin. Westport Energy LLC operates the exploration project in the Coos Bay Basin. See “—Our Strategy—“Acquisition of Westport.”

We are a Delaware corporation. Our address is 100 Overlook Center, 2nd Floor, Princeton, New Jersey 08540, and our telephone number is (609) 498-7029.

COMPANY BACKGROUND

Carbonics Capital Corporation

Carbonics was organized under the laws of the state of Delaware on June 30, 1994 under the name Telco Technology Inc. (subsequently changed to Telco-Technology Inc.) and engaged in telecommunications and related technology business. On December 27, 2004 our name was changed from “Telco-Technology Inc.” to “GreenWorks Corporation” and our business focus shifted to providing consulting, technical and engineering services to alleviate the environmental problems of our clients.

On April 1, 2005, we acquired majority equity stakes in two OTC Bulletin Board companies, Veridium Corporation and INSEQ Corporation, from affiliates of our former chairman and chief executive officer.  We subsequently filed an election on Form N54A pursuant to Section 54 of the 1940 Act to be regulated as a BDC, and we changed our name from "GreenWorks Corporation" to "GreenShift Corporation". Our business model at that time changed to developing and supporting companies and technologies that facilitate the efficient use of natural resources and catalyze transformational environmental gains.

On February 6, 2008 we changed our name from “GreenShift Corporation” to “Carbonics Capital Corporation.” At the time of this change, our business model was adjusted to focus on the development of renewable energy projects that facilitate the more efficient use of carbon in energy supply chains, which would be accomplished by (a) direct development of qualified projects; (b) majority investments in qualified projects; and/or (c) acquisition of qualified distressed or other assets.

On August 17, 2010, we acquired 100% of the membership interest of Westport Energy, which was engaged in the exploration for and development of prospective CBM properties in the Coos Bay region of Oregon. For accounting purposes Westport Energy LLC was treated as the acquirer and the transaction was treated as a recapitalization of the Company.  As a result of this acquisition our business plan now focuses solely on CBM exploration and development in the Coos Bay area of Oregon through our Westport Energy subsidiary.

Westport Energy LLC

Prior to its acquisition by Carbonics, Westport Energy was a wholly-owned subsidiary of NEC. Westport Energy was formed in Delaware in October 2008 by NEC to hold title to the CBM assets currently owned by Westport Energy, which were acquired by NEC’s parent company, YA Global, after YA Global, as the senior secured lender to Torrent Energy, foreclosed on, and took title to, those assets from Torrent Energy.

THE COALBED METHANE INDUSTRY

During the past two decades, CBM has emerged as a viable source of natural gas compared to the late 1980s when no significant production outside of the still dominant San Juan Basin in New Mexico, and the Black Warrior Basin in Alabama. According to data from the U.S. Department of Energy’s Energy Information Administration, CBM production totaled 1.914 trillion cubic feet in 2009. This production accounted for nearly 9% of the country’s total dry-gas output of 19.7 trillion cubic feet. CBM production currently comes from fifteen basins located in the Rocky Mountain, Mid-Continent and Appalachian regions. One of the CBM industry’s leading information specialists estimates that the number of CBM producing wells nationwide (including those close to achieving production) is approaching 35,000. By comparison, more than 493,100 wells produce natural gas nationwide. However, none of this production of natural gas currently comes from Oregon. All of the natural gas presently consumed in the Pacific Northwest must be delivered by interstate pipelines from Western Canada and Wyoming. The map below from the Energy Information Administration reflects the various CBM fields in the lower 48 states of the U.S.

We believe the success of CBM developments has largely been the result of improved drilling and completion techniques (including horizontal/lateral completions), better hydraulic fracture designs and significant cost reductions as a result of highly dependable gas content and coalbed reservoir performance analysis. Also aiding this sector’s growth is the apparent shortage of quality domestic conventional exploration and development projects.

We also believe that a major factor driving the growth in CBM production is its relatively low finding and development costs. CBM fields are often found where deeper conventional oil and gas reservoirs have already been developed. Therefore, considerable exploration-cost reducing geologic information is often readily available. This available geological information, combined with comparatively shallow depths of prospective coalbed reservoirs, reduces finding and development costs.

A number of government agencies and industry organizations use various statistical methodologies to estimate the volume of potentially recoverable CBM using currently available technology and specific economic conditions. The Potential Gas Committee, which provides the most frequent assessments of the country’s natural gas resource base, estimates technically recoverable CBM resources of 158.6 trillion cubic feet for the Lower 48 States as of year-end 2010. It is important to note that technically recoverable gas volumes do not necessarily qualify as proved reserves, and we have not recorded any proved reserves at our CBM properties in Coos Bay, Oregon at this time.

COALBED METHANE GAS AND ATTRIBUTES OF COALBED METHANE RESOURCES

CBM gas is a type of natural gas found in coal seams of various types of coal. As coal is formed, large quantities of natural gas are generated and adsorbed on the internal surface area of the coal. CBM exploration and production involves drilling into a known coal deposit and extracting the natural gas that is contained in the coal. A coal seam is often saturated with water, with methane gas being held in the coal by water pressure. To produce CBM from coalbeds, water must first be pumped from the seam in order to reduce the water pressure that holds the gas in the seam. This process is called dewatering. When the water pressure is reduced, the gas adsorbed on the coal is released and diffuses through the fractures, or cleats, contained in the coal seam. Gas flows to the wellbore through the cleat system as well as any of the other cracks, crevices and fractures found in the coalbed. Dewatering volumes decrease as peak CBM production is reached.

The productivity potential of a well depends on many reservoir and geological characteristics, including permeability, thickness and depth of the coalbed, the coal ranking of the coalbed, gas content and other factors. We consider these factors, as well as isotherm tests conducted on core samples, the amount of dewatering required of a well and a number of other factors, when choosing where to develop any CBM present in our CBM acreage.

Permeability. CBM gas production requires that the coal have sufficient permeability. Permeability is the ability of a substance to allow another substance to pass through it. In the case of our CBM properties, permeability is the ability of the coal to allow water and/or gas to pass through it. Permeability in coal is primarily created by naturally occurring fractures, which are commonly referred to as cleats. Permeability is largely based upon how many cleats the coal has and how close they are to each other. The more cleats the coal has, the better the coal's permeability and the greater opportunity to retrieve the adsorbed CBM. Tectonic fracturing can also contribute greatly to permeability. Reservoirs with high permeability have a higher propensity for strong gas production than less permeable reservoirs. The same permeability that can contribute to strong gas production also initially allows more water to flow through the coal. Thus, coal seams with higher permeability often take significantly longer time to dewater than lower permeability coal seams. Once sufficient water is produced, higher permeability normally allows wells to maintain higher production rates for longer periods and enables higher gas recoveries with fewer wells.

Thickness. The thickness of the coal seam is crucial to CBM production. A coal seam with otherwise unacceptably low permeability could produce commercial quantities of gas if the coal seam has sufficient thickness. In this case, the gas would flow out slowly, but because the coal seam is thick, more of the gas would be produced since there is a large area from which to collect the CBM.

Depth. The depth of the coal seam is also a significant factor in the productivity potential of a well. Where the coal, and thus the methane gas, lies at shallow depths, wells are generally easier to drill and less expensive to complete. With greater depth, increased pressure closes cleats in the coal, which reduces permeability and the ability of the CBM to move through and out of the coal. On the other hand, if a coal seam is not buried deep enough, there may not have been sufficient water pressure to hold the gas in place and through geologic time the gas may have escaped from the coal.

Coal Ranking. Methane gas is contained in all ranks of coal. Most CBM is contained in the highest rank coal, which is called anthracite. Unfortunately, anthracite has very low permeability. Semi-anthracite coal typically has lower quantities of CBM than anthracite coal, but may contain significant cleats as well, making it more permeable. The next lesser coal rank is bituminous coal that contains less CBM per ton than the anthracite and semi-anthracite coal but usually has a good cleat structure, allowing for better permeability.

Dewatering. Water must be removed from the coal seams to decrease reservoir pressure and release the gas to produce methane gas from coalbeds. After the detachment of gas molecules from the coal surface, or desorption, occurs, the gas diffuses through the coalbed's cleats and fractures toward the wellbore. Substantial dewatering of the coalbed is required initially. Water production declines as methane gas production increases. Dewatering of a well may generally range in length from a few weeks to as many as three years or more depending on the attributes of the coal seam.

THE COOS BAY BASIN

The Coos Bay Basin is located along the Pacific coast in southwest Oregon, approximately 200 miles south of the Columbia River and 80 miles north of the Oregon/California border. The onshore portion of the Coos Bay Basin is elliptical in outline, elongated in a north-south direction and covers over 250 square miles. More than 150,000 acres in the Coos Bay Basin are underlain by the Coos Bay coal field and appears prospective for CBM gas production. The current leasehold position owned by Westport Energy covers most of the lands believed to be prospective for CBM production in the Coos Bay Basin. Most areas in Coos County are accessible year-round via logging and fire control roads maintained by the county or by timber companies. In addition, numerous timber recovery staging areas are present and in many cases can be modified for drill-site locations.

The Coos Bay Basin is basically a structural basin formed by folding and faulting and contains a thick section of coal-bearing sediments. Coal-bearing rocks contained within the Coos Bay Basin form the Coos Bay Coal field. Coal mining from the Coos Bay field began in 1854 and continued through the mid 1950’s. Much of the coal was shipped to San Francisco. Since mining activity ended several companies such as Sumitomo, Shell and American Coal Company have done exploratory work and feasibility studies on the Coos Bay Coal Field but no mining operations were conducted. In addition, approximately 20 exploratory oil and/or gas wells have been drilled in the Coos Bay basin during the years 1914 to 1993. Many of these wells encountered gas shows in the coal seams that were penetrated during drilling.

Coalbeds are contained in both the Lower and Upper Member of the Middle Eocene Coaledo Formation. The coal-bearing sandstones and siltstones of the Middle Eocene Coaledo formation are estimated to form a section up to 6,400 feet thick. Total net coal thickness for the Lower Coaledo Member can range up to 70 feet and over 30 feet for the Upper Coaledo Member. Coos Bay coal rank ranges from sub bituminous to high-volatile bituminous, with a heating value of 8,300 to 14,000 British Thermal Units per pound (“BTU/LB.”), low sulphur content, and a moderate percentage of ash.

NATURAL GAS MARKET IN THE COOS BAY AREA

Until 2005, the Port of Coos Bay was one of the largest population centers on the west coast not served by natural gas. A project to bring natural gas into the region via a 52-mile, 12-inch pipeline was approved, funded by Coos County and the State of Oregon, and completed in late 2004 with gas sales beginning in early 2005. While the line is owned by Coos County, the local gas distribution company, Northwest Natural Gas, operates the line. Northwest Natural Gas serves Coos County and most of western Oregon. The pipeline and its associated distribution system represent the most likely market option for delivery of gas, if produced by Westport Energy in the future. Estimates of current local Coos County market requirements are less than 1 million cubic feet of gas per day initially, which represents less than 1% of ultimate pipeline capacity. Excess capacity is available for additional gas input.

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

OUR GAS PROPERTIES IN COOS BAY

Coos Bay Leases

Through our subsidiary, Westport Energy, we have under lease approximately 104,000 undeveloped acres in the Coos Bay Basin as of December 31, 2010. In March 2008, Methane Energy Corp., Westport Energy’s predecessor in interest, elected to drop the lease with the Oregon Department of State Lands, which consisted of approximately 11,000 acres under the waterways in the Coos Bay Basin. . In addition, in January 2010, we determined that the cost to continue exploration of various leases that we had in the Chehalis Basin in the state of Washington outweighed the projected benefits from such leases.  Accordingly, these leases were not renewed with their owners. Following our decision to abandon these Washington leases we performed certain reclamation work on the one well that was drilled in the Chehalis Basin, as required pursuant to the applicable lease and as requested in a notice from the state of Washington. While we believe we have satisfied all of our obligations under the applicable Washington leases we have not received any confirmation from the state of Washington to that effect and therefore any potential liability in connection with any remaining obligations under the Washington leases cannot be ascertained at this time.

Of the acreage Westport Energy has under lease, approximately 16,000 acres are leased from Menasha Development Corporation, 29,000 acres from Coos County, 3,000 acres from the State of Oregon Department of Transportation, and approximately 56,000 acres from various companies and individual landowners. The total annual lease payments related to the 104,000 acres are approximately $81,000. These leases typically have a five-year term with an option for an additional five years with renewal conditioned on continued payment of annual lease rentals. In addition, we have granted the landowners royalties, typically averaging 12.5% on gross sales resulting from the leases. The first of our lease renewal payments began in September 2008 and the majority of our Coos Bay Basin leases were renewed in 2009 and 2010 at rates varying from $2-$5 per net acre.

Drilling History on Our Coos Bay Properties

On October 6, 2004, Methane Energy Corp., a predecessor in interest to Westport Energy, commenced a multi-hole coring program in connection with the Coos Bay leases. Coring was needed to collect coal samples so that accurate gas content data could be measured. Cores were collected, desorption work was done on the coals and evaluation was completed by mid 2005. This data, as well as other geologic information, was provided to Sproule Associates, Inc., an international reservoir engineering firm, for an independent evaluation. To date, natural gas analyses performed on samples from Methane Energy Corp. coal samples and wells indicate that the gas is pipeline quality and that the coals are fully saturated with gas. It is important to note that technically recoverable gas volumes do not necessarily qualify as proved reserves, and we have not recorded any proven reserves at any of our projects at this time.

Drilling and testing programs were then initiated at three pilot sites—Beaver Hill, Radio Hill and Westport. A total of eleven exploratory wells have been drilled.

OUR STRATEGY

Exploration & Production Objectives

The Coos Bay Basin is the southernmost of a series of sedimentary basins that are present in western Oregon and Washington west of the Cascade Range. The region containing this series of basins is generally referred to as the Puget-Willamette Trough. These basins contain thick sequences of predominantly non-marine, coal-bearing sedimentary rock sequences that are correlative in age, closely related in genesis, and very similar in many other characteristics. Westport Energy is primarily targeting natural gas from coal seams of the Coaledo Formation in the Coos Bay Basin. Secondary objectives may include natural gas, and possibly oil, trapped in conventional sandstone reservoirs.

Our short-term strategy involves evaluating whether to proceed with production and flow testing at five pilot wells that have already been drilled on our Coos Bay properties and which we have identified as the best opportunities for such production-testing. We currently do not have the funding available to perform the production testing at these pilot wells and would, therefore, need to raise additional funding if, and when, we move forward with production testing. In addition, we are seeking out potential partners to potentially facilitate our short-term strategy and subsequent development efforts.

Regulation

The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions and can have a significant impact upon overall operations. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, abandonment and restoration and environmental protection. These laws and regulations are under constant review for amendment or expansion. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our future business operations.

Regulation of Oil & Gas Production

Our future oil and natural gas exploration, production and related operations will be subject to extensive rules and regulations promulgated by federal, state and local authorities and agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability.

Although we believe we are in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.

Many states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.

Federal Regulation of Natural Gas

The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by us, as well as the revenues received by us for sales of such production. Since the mid-1980's, FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. These orders mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city- gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Certain aspects of these orders may be modified as a result of various appeals and related proceedings and it is difficult to predict the ultimate impact of the orders on us and others. Generally, the orders eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and have substantially increased competition and volatility in natural gas markets.

The price, which we may receive for the sale of oil, natural gas and natural gas liquids, would be affected by the cost of transporting products to markets. FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. We are not able to predict with certainty the effect, if any, of these regulations on any future operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

Environmental Matters

Our operations and properties will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may (i) require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; (ii) limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and (iii) impose substantial liabilities for pollution resulting from our operations. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental law and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our business operations, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

We may acquire leasehold interests in properties that for many years have produced oil and natural gas. Although the previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of our properties may be operated in the future by third parties over whom we have no control. Notwithstanding our lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact our business operations.

The National Environmental Policy Act ("NEPA") is applicable to many of our planned activities and operations. NEPA is a broad procedural statute intended to ensure that federal agencies consider the environmental impact of their actions by requiring such agencies to prepare environmental impact statements ("EIS") in connection with all federal activities that significantly affect the environment. Although NEPA is a procedural statute only applicable to the federal government, a portion of our properties may be acreage located on federal land. The Bureau of Land Management's issuance of drilling permits and the Secretary of the Interior's approval of plans of operation and lease agreements all constitute federal action within the scope of NEPA. Consequently, unless the responsible agency determines that our drilling activities will not materially impact the environment, the responsible agency will be required to prepare an EIS in conjunction with the issuance of any permit or approval.

The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operation, as well as actions by federal agencies, may not significantly impair or jeopardize the species or their habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expense to modify our operations or could force us to discontinue certain operations altogether.

Management believes that we are in substantial compliance with current applicable environmental laws and regulations.

Competition

CBM in the United States is produced by several major exploration and production companies and by numerous independents. The majors include BP American and ConocoPhillips in the San Juan Basin and, to a lesser extent, Chevron USA in the Black Warrior Basin. A number of large and mid-size independents, including Anadarko Petroleum Corporation, CMS Energy Corporation, CNX Gas Corporation, Devon Energy Corporation, Dominion Resources, Inc., El Paso Corporation, EnCana Corporation, Energen Corporation, Equitable Resources, Inc., Fidelity Exploration & Production Company, GeoMet Inc., J.M. Huber Corporation, Lance Oil & Gas Corporation, Penn Virginia Corporation, Pennaco Energy Inc., Pioneer Natural Resources Company, The Williams Companies, Inc., XTO Energy Inc. and Yates Petroleum Corporation, have established production in one or more basins. Dozens of smaller independents, many of whom originally began with conventional oil and gas production and operating a small number of wells, have found profitable niches in CBM. Other new entrants to CBM continue to acquire prospective acreage and to conduct test drilling. By virtue of their strategic property holdings, affiliates of several of the country’s largest coal mining companies also have become active in CBM, such as Consol Energy Inc., Jim Walter Resources, Inc., Peabody Energy Corporation, USX Corporation and Westmoreland Coal Company.

Website Technical Information

Our website (www.westport-energy.com) is currently under construction. Once completed, the website will be hosted by a third-party hosting service.

Employees

As of December 31, 2010, we had one (1) employee, our Chief Executive Officer, Stephen J. Schoepfer. Mr. Schoepfer does not currently have an employment agreement with the Company, although we may enter into one with him in the future.

Acquisition of Westport

On August 17, 2010 Carbonics Capital entered into an LLC Membership Interest Purchase Agreement (“LLC Purchase Agreement”) with NEC, Westport Energy (a wholly-owned subsidiary of NEC) and Westport Energy Acquisition (a wholly-owned subsidiary of Carbonics), pursuant to which Westport Energy Acquisition agreed to acquire 100% of the Westport Membership Interest in accordance with the terms of the LLC Purchase Agreement. Westport Energy is an exploration stage company engaged in the exploration for CBM in the Coos Bay region of Oregon. Westport Energy holds leases to approximately 104,000 acres of prospective CBM lands in the Coos Bay Basin.

Immediately following the execution of the LLC Purchase Agreement, Westport Energy Acquisition completed the acquisition of Westport Energy (the “Westport Acquisition”) and the parties to the LLC Purchase Agreement also completed various other related transactions in accordance with the terms of the LLC Purchase Agreement and those respective agreements on that same day (the “Closing Transactions”). In addition to the execution and delivery of the LLC Purchase Agreement, the Closing Transactions included:

•
The issuance by Carbonics to NEC of a senior Secured Convertible Debenture dated August 17, 2010 in the principal amount of $27,640,712, in consideration for the acquisition of the membership interest in Westport Energy by Westport Energy Acquisition (the “NEC Debenture”). The NEC Debenture bears interest at the rate of 9% per annum, payable at maturity.  The maturity date for payment of the NEC Debenture is August 31, 2012.  The holder of the NEC Debenture is entitled to convert the principal and accrued interest on the NEC Debenture into common stock of Carbonics at a conversion rate initially equal to $0.0003 per share, subject to adjustment and beneficial ownership limitations as provided for in the NEC Debenture.

•
The execution and delivery of a Guaranty Agreement dated as of August 17, 2010 (the “Guaranty”) given by (i) Westport Energy Acquisition, (ii) Westport Energy, and (iii) each subsidiary and affiliate of Westport Energy Acquisition or Westport Energy identified therein or hereinafter joined to this Guaranty in favor of NEC, pursuant to which the Guarantors unconditionally and irrevocably guarantee the full payment and performance of all obligations owed or hereafter owing by Carbonics to NEC.

•
The execution and delivery of a Security Agreement in favor of NEC dated August 17, 2010 by and among (i) Carbonics, (ii) Westport Energy Acquisition, (iii) Westport Energy; and (iv) any subsidiary and affiliate of Carbonics, Westport Energy Acquisition, or Westport Energy identified therein or joined to this agreement in the future (collectively, the “Grantors”), pursuant to which the Grantors granted to NEC security interests in all of the assets and personal property of each Grantor in order to secure the obligations under the NEC Debenture.

•
The execution and delivery of a Pledge and Escrow Agreement dated as of August 17, 2010, by 4 Sea-Sons LLC, a Delaware limited liability company (the “Preferred Shareholder”), Westport Energy Acquisition, Carbonics and each subsidiary, direct and indirect, of Carbonics, Westport Energy Acquisition or the Preferred Shareholder identified therein or joined to this agreement in the future (collectively, the “Pledgors”) in favor of NEC, pursuant to which the Pledgors pledged to NEC as security for the NEC Debenture all (i) securities, membership, partnership or other ownership interests or rights to purchase of the Pledgors identified therein and (ii) all securities, membership, partnership or other ownership interests obtained in the future by a Pledgor  (collectively, the “Pledged Securities”) and (A) all of the Pledgors’ interests in respect of the Pledged Securities and Pledgors’ interests in all profits and distributions to which the Pledgors shall at any time be entitled in respect of such Pledged Securities and (B) to the extent not otherwise included, all proceeds, dividends, warrants, options, rights, instruments, and other property from time to time received or otherwise distributable in respect of or in exchange of any or all of the foregoing.

Immediately following the closing of the Westport Acquisition, Carbonics and YA Global, entered into a securities purchase agreement (“SPA”) pursuant to which Carbonics issued to YA Global a secured convertible debenture dated August 17, 2010 in the principal amount of $650,000.00 (the “YA Debenture”). The YA Debenture bears interest at the rate of 9% per annum, payable at maturity.  The maturity date for payment of the YA Debenture is August 31, 2012.  The holder of the YA Debenture is entitled to convert the principal and accrued interest on the YA Debenture into common stock of Carbonics at a conversion rate per share initially equal to the lower of $0.0003 or 90% of the lowest VWAP of the common shares for the 20 trading days immediately prior to conversion, subject to adjustment and beneficial ownership limitations as provided for in the YA Debenture. The proceeds from the YA Debenture will be used by Carbonics to fund various short-term administrative and operating expenses.

In connection with the YA Debenture, Carbonics and its subsidiaries also entered into the following agreements:

•
a Guaranty Agreement in favor of YA Global dated as of August 17, 2010 (the “YA Guaranty”) given by (i) Carbonics, (ii) Westport Energy Acquisition and (iii) Westport Energy (collectively, the “YA Guarantors”), pursuant to which the YA Guarantors unconditionally and irrevocably guarantee the full payment and performance of certain obligations owed or hereafter owing to YA Global in accordance with the terms of the Guaranty Agreement.

•
a Security Agreement in favor of YA Global dated August 17, 2010 (the “YA Security Agreement”) by and among (i) Carbonics, (ii) Westport Energy Acquisition and (iii) Westport Energy (collectively, the “YA Grantors”), pursuant to which the YA Grantors granted to YA Global security interests in certain assets and personal property of each YA Grantor in order to secure certain obligations owed to YA Global in accordance with the terms of the terms of the Security Agreement.

•
a Pledge and Escrow Agreement dated as of August 17, 2010 (the “Pledge and Escrow Agreement”), by the Preferred Shareholder, Westport Energy Acquisition, Carbonics and each subsidiary, direct and indirect, of Carbonics, Westport Energy Acquisition or the Preferred Shareholder identified therein or joined to this agreement in the future (collectively, the “YA Pledgors”) in favor of YA Global, pursuant to which the YA Pledgors pledged to YA Global as security for obligations owed to YA Global all (i) securities, membership, partnership or other ownership interests or rights to purchase of the YA Pledgors identified therein and (ii) all securities, membership, partnership or other ownership interests obtained in the future by a YA Pledgor  (collectively, the “YA Pledged Securities”) and (A) all of the YA Pledgors’ interests in respect of the YA Pledged Securities and YA Pledgors’ interests in all profits and distributions to which the YA Pledgors shall at any time be entitled in respect of such YA Pledged Securities and (B) to the extent not otherwise included, all proceeds, dividends, warrants, options, rights, instruments, and other property from time to time received or otherwise distributable in respect of or in exchange of any or all of the foregoing, all in accordance with the terms of the Pledge and Escrow Agreement.

At the time of the closing of the Westport Acquisition, Viridis Capital LLC, in exchange for $10, transferred to the Preferred Shareholder all of the shares of Series C Preferred Stock issued by Carbonics, which were owned by Viridis Capital LLC. As a result of such transfer and its ownership interest in the Series C Preferred Stock, the Preferred Shareholder now owns the majority of the equity in Carbonics.  The Preferred Shareholder is owned and controlled by Stephen J. Schoepfer.

At the closing, Stephen J. Schoepfer, was elected as Chairman of the board of directors of Carbonics.  In addition, at the closing, Kevin Kreisler, the former Chairman of the board of directors of Carbonics, and Paul Miller, also a member of the board of directors of Carbonics, submitted their resignations as members of the board, which resignations became effective ten (10) days after the mailing to the shareholders of Carbonics of an applicable 14f-1 Information Statement regarding the change in the board of directors.

Also at the closing, the current officers of Carbonics, Westport Energy Acquisition and Westport Energy resigned from their respective positions and Stephen J. Schoepfer was elected Chief Executive Officer, Chief Financial Officer and Secretary of Carbonics and President of Westport Energy and Westport Energy Acquisition.

Financing Arrangements

Convertible Debentures with YA Global and NEC

In connection with the Westport Acquisition, on August 17, 2010 we entered into two convertible debentures, one with NEC and one with YA Global. The NEC Debenture is a senior Secured Convertible Debenture dated August 17, 2010 in the principal amount of $27,640,712, which was issued in consideration for the acquisition of the membership interest in Westport by WEAI. The NEC Debenture bears interest at the rate of 9% per annum, payable at maturity. The maturity date for payment of the NEC Debenture is August 31, 2012. The holder of the NEC Debenture is entitled to convert the principal and accrued interest on the NEC Debenture into common stock of Carbonics at a conversion rate initially equal to $0.0003 per share, subject to adjustment and beneficial ownership limitations as provided for in the NEC Debenture.

The YA Debenture is a secured convertible debenture dated August 17, 2010 in the principal amount of $650,000.00. The YA Debenture bears interest at the rate of 9% per annum, payable at maturity. The maturity date for payment of the YA Debenture is August 31, 2012. The holder of the YA Debenture is entitled to convert the principal and accrued interest on the YA Debenture into common stock of Carbonics at a conversion rate per share initially equal to the lower of $0.0003 or 90% of the lowest VWAP of the common shares for the 20 trading days immediately prior to conversion, subject to adjustment and beneficial ownership limitations as provided for in the YA Debenture.

In addition to the NEC Debenture and YA Debenture, we have several additional convertible debentures outstanding in favor of YA Global. The table below summarizes all of our outstanding convertible debentures as of December 31, 2010.

Debenture ID	Debenture Holder	Issuance Date	Maturity Date	Interest Rate	Conversion Price*	Original Principal Amount	Outstanding Principal Amount	Accrued & Outstanding Interest
CCP-3	YA Global	Oct 12, 2005	Dec 31, 2010	5.00%	**	$1,475,000	$592,360	$230,127
CCP-4	YA Global	Feb 8, 2006	Dec 31, 2010	5.00%	$0.1000	$3,050,369	$920,666	$267,065
GSHF-3-1	YA Global	Jun 26, 2007	Dec 31, 2010	12.00%	$0.0300	$570,000	$570,000	$243,960
CICS-5	YA Global	Jun 30, 2009	Dec 31, 2011	12.00%	$0.0100	$4,000,000	$4,000,000	$732,000
CICS-6	New Earthshell	Aug 17, 2010	Aug 31, 2012	9.00%	$0.0003	$27,640,712	$27,640,712	$926,910
CICS-7	YA Global	Aug 17, 2010	Aug 12, 2012	9.00%	$0.0003	$650,000	$650,000	$21,797

						$37,386,081	$34,373,738	$2,421,860

*The conversion prices in the debentures are subject to adjustment, as more particularly set forth in each debenture.

**The lesser of (a)  $0.10 or (b) the average of the three lowest closing market prices for the Common Stock during the thirty days preceding conversion.

Increase in Authorized Shares

On January 4, 2010 we filed with the Secretary of State of Delaware a majority of our stockholders approved, by written consent, an amendment to our articles of incorporation, which provided for, among other matters, an increase in the number of our authorized shares of common stock from 500,000,000 to 10,000,000,000.

Reverse Stock Split

On February 11, 2008, the Company completed a 1 for 20 reverse stock-split. All stock prices, share amounts, per share information, stock options and stock warrants in this report reflect the reverse stock split.

Facilities

See “Item 2.—Properties.”

Legal Proceedings

See “Item 3.—Legal Proceedings.”

Where You Can Find More Information About Us

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC.  You can read and copy any of this information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  This information is also available from the SEC’s website at http://www.sec.gov.  We will also gladly send any filing to you upon your written request to Stephen J. Schoepfer, our Chief Executive Officer, at 100 Overlook Center, 2nd Floor, Princeton, NJ 08540.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

The global financial crisis has had, and may continue to have, an impact on our business and financial condition.

The ongoing global financial crisis may limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the global financial crisis and current economic downturn continue or worsen, our business, results of operations and financial condition could be materially and adversely affected.

We have not earned any revenues in our Westport Energy business unit since its incorporation and only have a limited operating history in its current business, which raise doubt about our ability to continue as a going concern.

Our Westport Energy business unit has a limited operating history in its current business and must be considered in the development stage. It has not generated any revenues since its inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we complete development of our certain drilled wells. The primary source of funds for our Westport Energy business unit has been the sale of common stock and convertible debt financing. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable and we have not yet achieved profitable operations. These factors raise substantial doubt that we will be able to continue as a going concern.

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2010 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the expansion and continuation of operations.

We need to raise additional financing to support the development of our business but we cannot be sure that we will be able to obtain additional financing on terms favorable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

Our ability to develop and commercialize our CBM properties is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to develop and commercialize our gas properties. Our future capital requirements will depend upon many factors, including:

•   test results from pilot wells;

•   the number of wells included in any future development plans;

•   our ability to establish collaborative relationships; and

•   pipeline and transportation availability.

We have limited financial resources and to date, no cash flow from the operations of our Westport Energy business unit and we are dependent for funds on our ability to sell our common stock, primarily on a private placement basis, or issue convertible debt security. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any future indebtedness or that we will not default on our future debts, jeopardizing our business viability. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to continue the development of our gas properties, which might result in the loss of some or all of your investment in our common stock.

The requirements of being a public company may strain our resources and distract our management

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements place a strain on our systems and resources.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting.  Management has identified the following material weaknesses in our internal controls over financial reporting: (1) lack of documented policies and procedures; (2) lack of resources to account for complex and unusual transactions; and, (3) there is no effective segregation of duties, which includes monitoring controls, between the members of management.

We are also required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. We may not be able to remediate these weaknesses in time to meet the deadlines imposed by the Sarbanes-Oxley Act. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

Because we face uncertainties in estimating proven recoverable natural gas reserves, you should not place undue reliance on such reserve information.

Although we do not currently have any proven gas reserves, there are nevertheless various risks associated with estimating proven recoverable gas reserves, which should be considered. There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of our independent petroleum and geological engineers. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of the available data; assumptions regarding future natural gas and oil prices; expenditures for future development and exploitation activities; and engineering and geological interpretation and judgment. Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and natural gas and oil prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from any assumptions and estimates in this Form 10-K. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of natural gas attributable to any particular group of properties, the classification of reserves based on risk of recovery, and estimates of the future net cash flows. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves are not intended to represent the fair market value of such reserves.

The present value of future net cash flows from any proved reserves is not necessarily the same as the current market value of estimated natural gas reserves. We intend to base the estimated discounted future net cash flows from any proved reserves on prices and costs. However, actual future net cash flows from our natural gas and oil properties also will be affected by factors such as:

•    geological conditions;

• changes in governmental regulations and taxation;

• assumptions governing future prices;

• the amount and timing of actual production;
• availability of funds;

• future operating and development costs; and

• capital costs of drilling new wells.

The timing of both our production and our incurrence of expenses in connection with the development and production of natural gas properties will affect the timing of actual future net cash flows from any proved reserves, and thus their actual present value.

The SEC permits natural gas companies, in their filings with the SEC, to disclose only proved reserves that a company has demonstrated by actual production or conclusive formation tests to be economically and legally producible under existing economic and operating conditions. The SEC’s guidelines strictly prohibit us from including “probable reserves” and “possible reserves” in filings with the SEC. We also caution you that the SEC views such “probable” and “possible” reserve estimates as inherently unreliable and these estimates may be seen as misleading to investors unless the reader is an expert in the natural gas industry. Unless you have such expertise, you should not place undo reliance on any such estimates. Potential investors should also be aware that such “probable” and “possible” reserve estimates will not be contained in any “resale” or other registration statement filed by us that offers or sells shares on behalf of purchasers of our common stock and may have an impact on the valuation of the resale of the shares.

We are implementing new business plans, which make the results of our business uncertain.

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

We currently employ only one executive officer and rely heavily upon the technical expertise of a small group of experienced engineers, geoscientists and other technical and professional personnel. The loss of this officer, or of any such experienced engineers, geoscientists and other technical and professional personnel, whose knowledge and expertise upon which we rely, may harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of our sole executive officer, whose knowledge and expertise may be difficult to replace, and on our ability to retain and attract a small group of experienced engineers, geoscientists and other technical and professional personnel. If we were to lose his services, or experience difficulties retaining and attracting such experienced engineers, geoscientists and other technical and professional personnel, our ability to execute our business plan may be harmed and we may be forced to cease or limit our operations until such time as we could hire a suitable replacement for this officer or replace such engineers, geoscientists and other technical and professional personnel.

We are in the exploration and development phase and have substantial capital requirements that, if not met, will hinder our ability to continue as a going concern.

We face significant challenges, expenses and difficulties as a development stage company seeking to explore, develop and produce CBM gas. The development of our projects in the Coos Bay Basin will require that we obtain funding to satisfy very significant expenditures for exploration and development of these projects, if they are successful. We will also require resources to fund significant capital expenditures for exploration and development activities in future periods. Our success will depend on our ability to secure additional capital to fund our capital expenditures until such time as revenues are sufficient to fund our activities. If we cannot obtain adequate capital, or do not have sufficient revenue to fund our activities, and we cannot obtain extensions of our gas leases, we will not be able to successfully complete our exploration and development activities, and we may lose rights under our gas leases. This would materially and adversely affect our business, financial condition and results of operations.

The development of CBM properties involves substantial risks, and we cannot assure that our exploration and drilling efforts will be successful.

The business of exploring for and, to a lesser extent, developing and operating CBM properties involves a high degree of business and financial risk that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The selection of prospects for CBM gas drilling, the drilling, ownership and operation of CBM wells and the ownership of interests in CBM properties are highly speculative. We cannot always predict whether any of our wells will produce commercial quantities of CBM.

Drilling for CBM gas may involve unprofitable efforts from, among other things, wells that are productive but do not produce CBM in sufficient quantities or quality to realize enough net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain, and cost overruns are common. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including but not limited to uncooperative inhabitants, title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services. In addition, other factors such as permeability, structural characteristics of the coal, or the quality or quantity of water that must be produced, may hinder, restrict or even make production impractical or impossible.

Drilling and completion decisions generally are based on subjective judgments and assumptions that are speculative. We may drill wells that, although productive, do not produce CBM in economic quantities. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, the successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including, but not limited to, unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well, or otherwise prevent a property or well from being profitable. We intend to contract with drilling companies to drill certain of our wells in Coos Bay, and we face the risk that the other party may not perform, which may delay our drilling program. A productive well may also become uneconomic in the event excessive water or other deleterious substances are encountered, which impair or prevent the production of natural gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances. We cannot assure that wells drilled by us will be productive or, even if productive, will produce CBM in economic quantities so that we will recover all or any portion of our investment. In the event we are not successful, we may be required to write off some or all of the capitalized well costs on our financial statements.

Currently our gas properties are located solely in the Coos Bay Basin of Oregon, making us vulnerable to risks associated with having our production concentrated in one area.

Our gas properties are currently geographically concentrated solely in the Coos Bay Basin of Oregon. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by significant governmental regulation, transportation capacity constraints, curtailment of production, natural disasters, adverse weather conditions or interruption of transportation of natural gas produced from the wells in this basin or other events which impact this area.

Our lease ownership may be diluted due to financing strategies we may employ in the future due to our lack of capital or due to our focus on producing leases.

To accelerate our development efforts we plan to take on working interest partners that will contribute to the costs of drilling and completion and then share in revenues derived from production. In addition, we may in the future, due to a lack of capital or other strategic reasons, establish joint venture partnerships or farm out all or part of our development efforts. These economic strategies may have a dilutive effect on our lease ownership and will more than likely reduce our operating revenues.

In addition, our lease ownership is subject to forfeiture in the event we are unwilling or unable to continue making lease payments. Our leases vary in price per acre and on the term period of the lease. Each lease requires payment to maintain an active lease. In the event we are unable or unwilling to make our lease payments or renew expiring leases, then we will forfeit our rights to such leases. Such forfeiture would prevent us from pursuing development activity on the leased property and could have a substantial impact on our gross leased acreage.

Risks Related to Our Industry

The volatility of natural gas and oil prices could harm our business.

Our future revenues, profitability and growth as well as the carrying value of our gas properties depend to a large degree on prevailing gas prices. Commercial lending sources are not currently available to us because of our lack of operating history and income. Our ability to borrow and to obtain additional equity funding on attractive terms also substantially depends upon gas prices. Prices for gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for gas, uncertainties within the market and a variety of other factors beyond our control. These factors include weather conditions in the Coos Bay area, the condition of the U.S. economy, the foreign supply of gas, the price of foreign imports and the availability of alternative fuel sources. Prices for natural gas have been and are likely to remain extremely unstable.

We may not be able to successfully compete with rival companies.

The energy industry is highly competitive in all its phases. Competition is particularly intense with respect to the acquisition of CBM prospects suitable for enhanced production efforts, and the hiring of experienced personnel. Our competitors in CBM acquisition, development, and production include major integrated oil and gas companies in addition to substantial independent energy companies. Many of these competitors possess and employ financial and personnel resources substantially greater than those that are available to us and may be able to pay more for desirable producing properties and prospects and to define, evaluate, bid for, and purchase a greater number of producing properties and prospects than we can. Our financial or personnel resources to generate revenues in the future will depend on our ability to select and acquire suitable producing properties and prospects in competition with these companies.

The production and producing life of wells is uncertain and production will decline.

If any well becomes commercially productive, it will not be possible to predict the life and production of that well. The actual producing lives could differ from those anticipated. Sufficient CBM may not be produced for us to receive a profit or even to recover our initial investment. In addition, production from our CBM gas wells will decline over time, and does not indicate any consistent level of future production.

We are Dependent Upon Transportation and Storage Services Provided by Third Parties.

We will be dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of our gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates could hinder our processing and marketing operations and/or affect our sales margins.

We may suffer losses or incur liability for events as the operator of a property or as to which we have chosen not to obtain insurance.

Our operations are subject to hazards and risks inherent in producing and transporting oil and natural gas, such as fires, natural disasters, explosions, pipeline ruptures, spills, and acts of terrorism, all of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and others. The occurrence of any of these events could result in the following:

•	Substantial losses due to injury and loss of life;

•	Severe damage to and destruction of property, natural resources and equipment;

•	Pollution and other environmental damage;

•	Clean-up responsibilities; and

•	Regulatory investigation and penalties and suspension of operations.

As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our business, financial condition and results of operations.

Environmental hazards and liabilities may adversely affect us and result in liability.

There are numerous natural hazards involved in the drilling of CBM wells, including unexpected or unusual formations, pressures, and blowouts and involving possible damages to property and third parties, surface damages, bodily injuries, damage to and loss of equipment, reservoir damage and loss of reserves. We could also be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred which could have a material adverse effect on our financial condition and results of operations.

We maintain insurance coverage for our operations in amounts we deem appropriate, but we do not believe that insurance coverage for environmental damages that occur over time, or complete coverage for sudden and accidental environmental damages, is available at a reasonable cost. Accordingly, we may be subject to liability or may lose the privilege to continue exploration or production activities upon substantial portions of our properties if certain environmental damages occur. The insurance coverage we do maintain may also be insufficient. In that event, our assets would be utilized to pay personal injury and property damage claims and the costs of controlling blowouts or replacing destroyed equipment rather than for additional drilling activities.

We face substantial governmental regulation.

Our business is subject to various laws and regulations that may be changed from time to time in response to economic or political conditions. Matters subject to regulation include the following:

•	Discharge permits for drilling operations;

•	Drilling bonds;

•	Reports concerning operations;

•	The spacing of wells;

•	Unitization and pooling of properties;

•	Taxation; and

•	Environmental protection.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and gas field services could adversely affect our ability to execute our exploration and exploitation plans on a timely basis and within our budget.

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry, as well as drilling rigs and other equipment, can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Shortages or an increase in cost of drilling rigs, equipment, supplies or personnel could delay or interrupt our operations, which could impact our financial condition and results of operations. Drilling activity in the geographic areas in which we conduct drilling activities may increase, which would lead to increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. Increased drilling activity in these areas may also decrease the availability of rigs. We do not have any contracts with providers of drilling rigs and we cannot assure you that drilling rigs will be readily available when we need them. Drilling and other costs may increase further and necessary equipment and services may not be available to us at economical prices.

Risks Related to Our Debt Financing

We have substantial indebtedness to NEC and its affiliate, YA Global (collectively, the “YA Affiliates”), which is secured by all of our assets. If an event of default occurs under the secured debentures issued to the YA Affiliates, the YA Affiliates may foreclose on all of our assets and we may be forced to curtail our operations or sell some or all of our assets to repay the notes.

Events of default include, without limitation:

• Failure to pay interest and principal when due;

• An uncured breach by us of any material covenant, term or condition in any of the notes or related agreements;

• A breach by us of any material representation or warranty made in any of the notes or in any related agreement;

• Any money judgment or similar final process is filed against us for more than $50,000;

• Any form of bankruptcy or insolvency proceeding is instituted by or against us;

• A change in control of our stock ownership or a majority change in control in our board of directors; and

• Suspension of our common stock from our principal trading market for five consecutive days or five days during any ten consecutive days.

In the event of a future default under our agreements with the YA Affiliates, the YA Affiliates may enforce its rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities.

The issuance of shares to YA Affiliates upon conversion of the convertible debentures and exercise of YA Global’s warrants may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of the convertible debentures and exercise of warrants held by YA Global may result in substantial dilution to the interests of other stockholders. The YA Affiliates may ultimately convert and sell the full amount issuable on conversion. Although the YA Affiliates in some cases may not, subject to certain exceptions, convert their debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the YA Affiliates from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the YA Affiliates could sell more than this limit while never holding more than this limit, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

It is likely at the time shares of common stock are issued to the YA Affiliates, the conversion price of such securities will be less than the market price of the securities. The issuance of common stock under the terms of our agreements with the YA Affiliates will result in dilution of the interests of the existing holders of common stock at the time of the conversion. Furthermore, the sale of common stock owned by the YA Affiliates as a result of the conversion of their convertible debentures may result in lower prices for the common stock if there is insufficient buying interest in the markets at the time of conversion.

Risks Related to Our Capital Structure

Future Issuances of Our Common Stock Could Dilute Current Stockholder or Adversely Affect the Market

Future issuances of our common stock could be at values substantially below the price paid by the current holders of our common stock. In addition, common stock could be issued to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Sales of substantial amounts of our common stock in the public market, or even just the prospect of such sales, could depress the prevailing market price of our common stock and our ability to raise equity capital in the future.

4 Sea-Sons LLC can exert control over us and may not make decisions that further the best interests of all stockholders.

4 Sea-Sons LLC controls the majority of our outstanding Series C Preferred Stock. The preferred shares are convertible into approximately 74% of our Common Stock. As a result, 4 Sea-Sons exerts a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider. You should expect 4 Sea-Sons to exert continuing influence over all matters requiring stockholder approval, including the election of directors. You may have little to no practical control over such matters.

The market for our common stock is limited.

Our common stock is currently trading on the Pink Sheets in the Over-the-Counter market (the “Pink Sheets”). Trading activity in our stock has fluctuated and at times been limited. We cannot guarantee that a consistently active trading market for our stock will continue, especially while we remain on the Pink Sheets and if we are unable to obtain an exchange listing.

Because our common stock currently trades below $5.00 per share and is quoted on the Pink Sheets, our common stock is considered by the SEC to be a “penny stock,” which adversely affects our liquidity.

Our common stock does not currently qualify for listing on any national securities exchange, and we do not anticipate that it will qualify for such a listing in the short-term future. If our common stock continues to be quoted on the Pink Sheets or is traded on the OTC Bulletin Board, and if the trading price of our common stock remains less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, brokers or dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker or dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements could severely limit the liquidity of such securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, another risk associated with trading in penny stocks may be large price and volume fluctuations.

Only a small portion of the investment community will purchase “penny stocks” such as our common stock.

In addition to being defined by the SEC as a “penny stock” because it trades at a price less than $5.00 per share, our common stock also meets most common definitions of a “penny stock,” since it trades for less than $1.00 per share. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to their customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for our common stock as long as it remains a “penny stock.” This situation may limit the liquidity of your shares.

Our amended charter contains provisions that may discourage an unaffiliated party to take us over.

Without further stockholder action, our Board of Directors could authorize the issuance of additional shares of our preferred stock with special voting rights by class or with more than one vote per share, to a “white knight” in order to deter a potential buyer.  This might have the effect of preventing or discouraging an attempt by a party unable to obtain the approval of our Board of Directors to take over or otherwise gain control of us.

The volatility of the market for our common stock may prevent a shareholder from obtaining a fair price for his shares.

It is impossible to say that the market price on any given day reflects the fair value of Carbonics, since the price sometimes moves up or down by 50% or more in a week’s time. A shareholder in Carbonics who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

Terms of subsequent financings may adversely impact your investment.

We may have to raise equity, debt or preferred stock financing in the future. Your rights and the value of your investment in our Common Shares could be reduced. For example, if we issue secured debt securities, the holders of the debt would have a claim against our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results.

Preferred stock could be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock could be more advantageous to those investors than to the holders of our Common Shares. Our articles of incorporation do not provide stockholders the pre-emptive right to buy shares from the company. As a result, you will not have the automatic ability to avoid dilution in your percentage ownership of the company.

It is not likely that we will pay dividends on the common stock or any other class of stock

We intend to retain any future earnings for the operation and expansion of our business. We do not anticipate paying cash dividends on our common stock, or any other class of stock, in the foreseeable future. Stockholders should look solely to appreciation in the market price of our Common Shares to obtain a return on investment.

Our common stock is an unsecured equity interest.

As an equity interest, our common stock will not be secured by any of our assets. Therefore, in the event of our liquidation, the holders of the common stock will receive distributions only after all of our secured and unsecured creditors have been paid in full. There can be no assurance that we will have sufficient assets after paying our secured and unsecured creditors to make any distribution to the holders of the common stock.

Our stockholders ownership of our common stock may be in doubt due to possible naked short selling of our common stock.

We believe, but cannot confirm, that speculators may have engaged in a practice commonly known as a “naked short” sale of our common stock, which means that certain brokers may be permitting their short selling customers to sell shares of our common stock that their customers do not own and may have failed to borrow and therefore deliver the shares sold to the purchaser of the shares. We have from time to time been included by NASDAQ on the Regulation SHO Threshold Security List, which is indicative of a significant amount of naked shorting in the stock. Because naked shorting may result in an artificial depression of our stock price, our stockholders could lose all or part of their investment in our common stock. As a result of this naked short selling, there may be a substantial number of purchasers who believe they are our stockholders, but who in fact would not be stockholders since their brokers may never have received any shares of our common stock for their account. In addition, investors who believe they are our stockholders may not have received a stock dividend to which they are entitled or may have been deprived of the right to vote some or all of their shares.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Our executive and administrative headquarters are currently located at 100 Overlook Center, 2nd Floor, Princeton, NJ 08540. We rent this space at a cost of $1,000 per month.

Our website is currently under development and, accordingly, we have not yet identified servers to host our website.  See “Item 1.—Business—Website Technical Information.”  We believe that our facilities are adequate for our current needs and that, if our lease is not renewed on commercially reasonable terms, we will be able to locate suitable new office space and obtain a suitable replacement for our executive and administrative headquarters.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  (REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

For most of the period covered below, our common stock was traded on the OTC Bulletin Board under the symbol CICS. In December 2010, our common stock began trading on the OTC Pink Sheets. The following table based on Bloomberg L.P. reflects quarterly high and low bid prices of our common stock from January 1, 2009 through December 31, 2010.  Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	.00013	.00013
September 30, 2010	.00013	.00013
June 30, 2010	.00031	.00013
March 31, 2010	.0005	.00013
Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	.00213	.00038
September 30, 2009	.00419	.00119
June 30, 2009	.00231	.00038
March 31, 2009	.004	.00038

On September 26 2011, the closing bid price for our common stock was $0.0001

As of September 26,  2011, there were (i) 2,879,307,216 shares of our common stock outstanding, which were held by approximately 150 stockholders of record, not including persons or entities that hold the stock in nominee or "street  name” through various brokerage firms and (ii) 921,890 shares of our Series C preferred stock outstanding, which were held by 1 stockholder of record. The shares of Series C Preferred stock are convertible by the holders of such shares, in accordance with their rights and preferences, into a number of shares of Common Stock equal to 73.75% of the fully-diluted outstanding shares of Common Stock.

Dividend Policy

We have never paid any cash dividends on our common stock and anticipate that, for the foreseeable future, no cash dividends will be paid on our common stock.

Equity Compensation Plans Information

See the information provided under “Item 12.—Security Ownership of Certain Beneficial Owners and Related Stockholder Matters—Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the fourth quarter of 2010.

Purchases of Equity Securities

There were no repurchases made for any class or series of securities in a month within the fourth quarter of the fiscal year ended December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual report contains forward-looking statements relating to future events or our future financial performance.  In some cases you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward –looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this annual report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The financial statements contained herein include the results of Carbonics Capital Corporation and its subsidiaries, which are collectively referred to as the “Company.”

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance.  We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements.  You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements.  We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate.  This discussion and analysis of financial condition and results of operations should be read in conjunction with our Financial Statements included in this filing.  Management is uncertain that it can generate sufficient cash to sustain its operations in the next twelve months, or beyond.  We can give no assurances that we will be able to generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern.

Results of Operations - December 31, 2010 compared to December 31, 2009

Revenues

There were no revenues from continuing operations for the years ended December 31, 2010 and 2009.

Cost of Revenues

There was no cost of revenues the years ended December 31, 2010 and 2009.

Net Loss

The Company had a net loss of approximately $5,833,000 for the year ended December 31, 2010 versus approximately $213,000 for the year ended December 31, 2009.

The increase in net loss was predominately impacted by the abandonment of the Chehalis Basin Property which resulted in an impairment loss of approximately $1,331,000 and interest expense incurred from debt acquired on the date of reverse merger till the end of the year of approximately $3,060,000, offset by the change in fair value of the derivative liability of approximately $1,074,000.  An additional impairment of approximately $1,710,000 was recorded in the fourth quarter, due to revisions in the estimated fair value of the property.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees increased during the year from approximately $210,000 for the year ended December 31, 2009 to approximately $801,000 for the year ended December 31, 2010, for an increase of approximately $591,000.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the years ended December 31, 2010 and 2009 are as follows.  Mineral right lease expense increased approximately $43,000 from approximately $153,000 in the year ended December 31, 2009 compared to $196,000 in the year ended December 31, 2010.  Consulting fees increased from $0 in the year ended December 31, 2009 to approximately $355,000 in the year ended December 31, 2010.  Insurance expense increased approximately $11,000 from approximately $48,000 in the year ended December 31, 2009 compared to approximately $59,000 during the year ended December 31, 2010.

During fiscal 2009 the Company did not perform extensive activities on the properties owned, except for general maintenance to keep the leases in suitable working order.  The increased level of expenses can be attributed to the increased levels of exploration activities in 2010.

Professional fees increased approximately $139,000 from approximately $4,000 in the year ended December 31, 2009 to approximately $143,000 during the year ended December 31, 2010.  This increase was due to the professional fees incurred in connection with the acquisition of Westport Energy in August 2010 and due to the increased level of exploration activity carried out by the company during fiscal 2010 compared to 2009.

We expect to incur significant additional professional fees as we continue to proceed with our exploration activities.

Impairment loss

During the year ended December 31, 2010 we impaired the carrying value of our oil and gas by approximately $3,041,000.  In January 2010, the Company determined that the cost to continue exploration of the Chehalis Basin Property outweighed the benefit in which they projected.  Therefore, lease agreements were not renewed with owners and the asset balance was fully impaired. This resulted in an impairment of approximately $1,331,000 during the first quarter of 2010.

On May 13, 2010, the Company received formal notice from Washington State Department of Natural Resources that these leases had been cancelled and forfeited effective May 7, 2010

The carrying value of the Coos Bay oil and gas properties was impaired during the fourth quarter for approximately $1,710,000.  The impairment was the difference between the carrying value and the fair value on December 31, 2010.  The fair value was prepared by valuation experts using level 3 inputs in a discounted cash flow model.

Liquidity and Capital Resources

Our liquid assets, consisting of cash on hand, restricted cash and trading securities was approximately $918,000 as of December 31, 2010, compared with approximately $521,000 at December 31, 2009.  As of December 31, 2010 our working capital deficit was approximately $37 million.

During the year the Company raised $650,000 on terms similar to other notes the Company incurred at the time of the reverse merger.  Capital contributions of $421,000 were also raised.  Those funds will be used to supply funding for the day-to-day activities while we continue to try and find additional sources of financing to fund the Company’s activities.

We expect to incur significant additional professional fees as we begin to proceed with our exploration activities, which will require additional financing.  In addition, the Company will need to re-negotiate terms with the holders of our debentures as they become due.  Currently, we do not have sufficient capital to meet the needs of our note holders and cannot predict when operations will commence, and if so, will provide enough capital resources to meet those needs.

During the year ended December 31, 2010, the Company had a net increase in cash of approximately $123,000.  Our principal sources and uses of funds were as follows:

Cash used in operating activities.  For the year ended December 31, 2010, the Company used approximately $680,000 in cash for operating activities as compared to approximately $213,000 for the year ended December 31, 2009.  This increase of approximately $467,000 or 219% was due primarily to the increase in general and administrative expenses as a result of increased operations during the year.

Cash provided by investing activities.  For the year ended December 31, 2010, the Company used approximately $275,000 in net cash from investing activities as compared to using approximately $464,000 for the year ended December 31, 2009.  This decrease of approximately $189,000 was due primarily to activity in trading securities during the year.

Cash provided by financing activities.  For the year ended December 31, 2010, the Company received approximately $1,078,000 in cash from financing activities as compared to approximately $734,000 for the year ended December 31, 2009.  This increase of approximately $344,000 was due primarily to the proceeds from the issuance of senior secured convertible debt and capital contributions during the year.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies related to what we believe are most critical to our business operations and are discussed throughout Management’s Discussion and Analysis of Financial Condition or Plan of Operation where such policies affect our reported and expected financial results.

Oil and Gas Properties

The Company utilizes the successful efforts method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of December 31, 2010, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of December 31, 2010, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

Off Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required in this item are set forth beginning on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2010.

Based on the review described above, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Our management concluded that during the period covered by this report our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

•	lack of documented policies and procedures;

•	lack of resources to account for complex and unusual transactions; and

•	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only a management’s report.

Changes in Internal Controls Over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There are no items that required disclosure in a Form 8-K during the fourth quarter of the year covered by this Form 10-K that were not reported by the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers, and certain significant employees as of the fiscal year ending December 31, 2010. All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Board of Directors and Executive Officers

Name	Age	Position
Stephen J. Schoepfer	52	Director & Chief Executive Officer

Stephen J. Schoepfer, Director and Chief Executive Officer of Carbonics since August 2010.

Prior to becoming our Chairman & Chief Executive Officer, Stephen J. Schoepfer was self-employed as an independent business consultant since July 2009. From April 2004 until July 2009 Mr. Schoepfer was employed as Chief Operating Officer, Chief Financial Officer and Secretary of JAG Media Holdings, Inc. (OTCBB: JAGH), a publicly traded company, which at the time distributed financial information on a subscription basis via fax and the Internet. Previously, Mr. Schoepfer served as JAG Media’s Executive Vice President, Chief Operating Officer and Secretary from July 1999 to April 2004. Mr. Schoepfer was also a member of JAG Media’s Board of Directors from July 1999 through July 2009. Prior to joining JAG Media in July 1999, Mr. Schoepfer was a Financial Advisor with the investment firm of Legg Mason Wood Walker. Prior to joining Legg Mason, Mr. Schoepfer served as a Financial Advisor and Training Coordinator at Prudential Securities. Mr. Schoepfer attended Wagner College.

Family Relationships

There are no family relationships among the directors and executive officers.

Involvement in Legal Proceedings

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or our subsidiaries, or has a material interest adverse to us or our subsidiaries.

None of our executive officers or directors have (i) been involved in any bankruptcy proceedings within the last five years, (ii) been convicted in or has pending any criminal proceedings, (iii) been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or (iv) been found to have violated any federal, state or provincial securities or commodities law and such finding has not been reversed, suspended or vacated.

Board Committees

Our Board of Directors does not have standing audit, nominating or compensation committees. Instead, the functions that might be delegated to such committees are carried out by our entire Board of Directors, to the extent required.  Our Board of Directors does not anticipate forming one or more of such committees during our 2011 fiscal year.

Nomination of Directors

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our common stock are required to file initial forms of ownership of our common stock and reports of changes in that ownership at the SEC.  Specific due dates for these forms have been established, and we are required to disclose in this report any failure to file by these dates.

Based solely on our review of the copies of such forms received by it with respect to fiscal year 2010, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

Code of Ethics

We do not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there is only one member of management.

ITEM 11. EXECUTIVE COMPENSATION

As a “smaller reporting company,” we have elected to follow scaled disclosure requirements for smaller reporting companies with respect to Part III, Item 11 – Executive Compensation. Under the scaled disclosure obligations, we are not required to provide Compensation Discussion and Analysis and certain other tabular and narrative disclosures relating to executive compensation. Nor are we required to quantify payments due to the named executives upon termination of employment. Management believes that the scaled disclosure for our executive compensation policy and practices is appropriate because we are small for a publicly-traded company, we have only one named executive and have a relatively simple compensation policy and structure that has not changed in the last fiscal year.

Summary Compensation Table

The following table provides information concerning compensation of Carbonics’ named executives for Carbonics’ last two completed fiscal years ending December 31, 2009 and 2010.

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Stephen J.	2010	185,000	—	—	—	—	—	—	185,000
Schoepfer, Chief
Executive Officer	2009	—	—	—	—	—	—	—	—

Kevin Kreisler,	2010	—	—	—	—	—	—	—	—
Former Chairman	2009	—	—	—	—	—	—	50,000	50,000

Paul Miller,	2010	—	—	—	—	—	—	—	—
Former Chief
Executive Officer	2009	83,333	—	—	—	—	—	—	83,333

Jacqueline Flynn,	2010	—	—	—	—	—	—	—	—
Former Chief
Financial Officer	2009	—	—	—	—	—	—	—	—

Other Benefit Plans

The Company has no defined benefit or actuarial pension plans.

Employment Agreements

We currently do not have a written employment agreement with our Chief Executive Officer, who is paid an annual salary of $185,000 plus health benefits.

With respect to our former executives, Messrs. Kevin Kreisler and Paul Miller and Ms. Jacqueline Flynn, they were each employed on an at-will basis.

Outstanding Equity Awards at December 31, 2010 Fiscal Year End

As of December 31, 2010, there are no equity compensation plans outstanding under which shares of our common stock are authorized for issuance.

Director Compensation

Non-Employee Directors' Compensation

Directors who are officers or employees of Carbonics do not receive separate consideration for their service on the Board of Directors. We currently have no directors who are not also employees.

Indemnification of Officers and Directors
Our amended and restated Articles of Incorporation provide that we shall indemnify our officers, directors, employees and agents to the full extent permitted by Delaware law.  Our Bylaws include provisions to indemnify our officers and directors and other persons against expenses (including judgments, fines and amounts paid for settlement) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities.  We do not, however, indemnify them in actions in which it is determined that they have not acted in good faith or have acted unlawfully or not in our best interest.  In the case of an action brought by or in the right of us, we shall indemnify them only to the extent of expenses actually and reasonably incurred by them in connection with the defense or settlement of these actions and we shall not indemnify them in connection with any matter as to which they have been found to be liable to us, unless the deciding court determines that, notwithstanding such liability, that person is fairly entitled to indemnity in light of all the relevant circumstances.

We do not currently maintain director’s and officer’s liability insurance but we may do so in the future.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors and officers pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of the date of the acquisition by (i) each person who is a beneficial owner of more than five percent (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.

Unless otherwise noted, (i) we believe that all persons named in the table will have sole voting and investment power with respect to all common stock beneficially owned by them and (ii) the address of each beneficial owner will be c/o Carbonics Capital Corporation, unless otherwise noted.

Name & Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Class (2)	Voting Power(2)	Class (Common Stock/Series C Preferred)
4 Sea-Sons LLC(3)	921,890		100%	73.75%	Series C Preferred

All executive officers and directors as a group (1 person)				73.75%

New Earthshell Corporation(4)	143,677,430	(5)	4.99	0.42	Common

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2)	Based on 2,879,307,216 shares of Carbonics Common Stock issued and outstanding as of September 26, 2011.

(3)
The shares of Series C Preferred Stock, in aggregate, are convertible into a number of shares of Carbonics Common Stock, which upon conversion shall equal 73.75 % of the full-diluted outstanding shares of Carbonics Common Stock. The entire membership interest of 4 Sea-Sons LLC is owned by Stephen J. Schoepfer our Chairman, Chief Executive Officer and Chief Financial Officer. The address for 4 Sea-Sons LLC is c/o Carbonics Capital Corporation, 100 Overlook Center, 2nd Floor, Princeton, NJ 08540.

(4)
New Earthshell is wholly owned by YA Global and all investment decisions for New Earthshell are made through Yorkville Advisors, LLC, the investment manager of YA Global. The address for Yorkville Advisors is 101 Hudson Street, Suite 3700, Jersey City, NJ 07302.

(5)
The beneficial ownership for New Earthshell includes 12,269,231 shares of common stock held by New Earthshell or its affiliates, plus 131,408,199 shares of the Company’s common stock issuable upon the conversion of the NEC Debenture, but does not include any other shares of the Company’s common stock that may be issuable to New Earthshell or YA Global (an affiliate of New Earthshell Corporation) upon conversion of the NEC Debenture, the Existing YA Global Debentures, the New YA Global Debenture, or warrants held by YA Global, as each prevents the holder (or its affiliates) from acquiring more than 4.99% of the Company’s common stock.

Equity Compensation Plan Information

The following table summarizes the shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2010. As there are no equity compensation plans outstanding under which shares of our common stock are authorized for issuance, the table blow reflects the relevant items as “Not applicable.”

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Not applicable	Not applicable	Not applicable

Equity Compensation Plans not approved by security holders	Not applicable	Not applicable	Not applicable

TOTAL	Not applicable	Not Applicable	Not applicable

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As a smaller reporting company, we are required to follow the scaled disclosure requirements with respect to this Part III, Item 13 – Certain Relationships and Related Transactions, and Director Independence. The disclosures related to review of related person transactions are not applicable to smaller reporting companies.

Certain Relationships and Related Transactions

On January 25, 2008, a financing was completed that resulted in Carbonics becoming the guarantor of the debts of several of its former affiliates. The beneficiary of the guarantees was YA Global Investments, LP, which committed to extend credit to those affiliates.  As of December 31, 2009, the outstanding principal and accrued interest of the debt was $42,000,000. The guaranty was subsequently terminated on August 17, 2010 as part of the transactions related to the Westport Acquisition.

Effective June 30, 2009, Carbonics and GS AgriFuels Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics Capital acquired 100% of the stock of Sustainable Systems, Inc. from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels’ indebtedness to YA Global Investments, L.P.   GS AgriFuels is a subsidiary of GreenShift Corporation, which company is majority owned by Viridis Capital, LLC, which was the majority shareholder of Carbonics until the consummation of the Westport Acquisition.

During 2009 Minority Interest Fund (II), LLC (“MIF”) was party to certain convertible debentures issued by Carbonics.  The managing member of MIF is a relative of Kevin Kreisler, who was the Chairman of Carbonics prior to the consummation of the Westport Acquisition.

Director Independence

The Board of Directors currently consists of one member, who also acts as our Chief Executive Officer. Accordingly, such director is not considered “independent” as defined under applicable rules of the SEC and The NASDAQ Stock Market LLC. However, since our stock trades on the Pink Sheets, we are not required to have independent directors.

For a director to be considered independent, the Board must determine that the director has no relationship, which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Rosenberg Rich Baker Berman & Company, P.A. (“RRBB”) has served as our independent auditors since 2004.

The following table sets forth the aggregate fees paid by Carbonics for the fiscal years ended December 31, 2010 and 2009 to our independent auditors:

	Fiscal Year Ended December 2010		Fiscal Year Ended December 2009
Audit Fees	$$30,000	(1)	$$23,000	(1)
Audit Related Fees	$-	(2)	$-	(2)
Tax Fees	$-		$-
All Other Fees	$-		$-
Total	$$30,000		$$23,000

(1) Audit fees for 2010 and 2009 were for professional services rendered for the audit of the Company’s financial statements for the fiscal year including reviews of the  Company’s quarterly financial statements.
(2) RRBB did not provide any audit related services.

All Other Fees

There were no other fees billed by RRBB in the years ended December 31, 2010 or December 31, 2009.

Pre-Approval Policies and Procedures

The Board of Directors is required to pre-approve the rendering by our independent auditor of audit or permitted non-audit services. The Board of Directors pre-approved all of the services rendered by RRBB for the audit of the consolidated financial statements included in our Annual Reports on Form 10-K and reviews of consolidated financial statements included in our Quarterly Reports on Form 10-Q.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following Exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference.

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended through January 2000 - filed as an exhibit to the Registration Statement on Form 10-SB and incorporated herein by reference.

3.2
Certificate of Amendment of Certificate of Incorporation dated January 8, 2003 - filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation dated December 2004 - filed as an exhibit to the Current Report on Form 8-K dated December 27, 2004 and incorporated herein by reference.

3.4	Certificate of Amendment of Certificate of Incorporation - filed as an exhibit to the Current Report on Form 8-K filed on May 19, 2005, and incorporated herein by reference.

3.5	Certificate of Amendment of Certificate of Incorporation - filed as an exhibit to the Current Report on Form 8-K filed on February 13, 2008, and incorporated herein by reference.

3.6
Certificate of Designation, Preferences and Rights of Series C Preferred Stock of Carbonics Capital Corporation - filed as an exhibit to the Current Report on Form 8-K dated February 15, 2006 and incorporated herein by reference.

3.7
Certificate of Correction of Certificate of Designation, Preferences and Rights of Series C Preferred Stock of Carbonics Capital Corporation - filed as an exhibit to the Current Report on Form 8-K/A (Amendment No. 1) dated February 15, 2006 and incorporated herein by reference.

3.8	Bylaws - filed as an exhibit to the Registration Statement on Form 10-SB and incorporated herein by reference.

10.1
Guaranty Agreement dated October 25, 2006 among Stillwater Asset-Based Fund, LP and Carbonics Capital Corporation, GS AgriFuels Corporation, EcoSystem Corporation and GreenShift Corporation - filed as an exhibit to the Current Report on Form 8-K dated October 31, 2006 and incorporated herein by reference.

10.2.
Security Agreement dated October 25, 2006 between Stillwater Asset-Based Fund, LP and Carbonics Capital Corporation - filed as an exhibit to the Current Report on Form 8-K dated October 31, 2006 and incorporated herein by reference.

10.3
Security Agreement dated October 25, 2006 among GS AgriFuels Corporation, Carbonics Capital Corporation, EcoSystem Corporation and GreenShift Corporation and YA Global Investments, LP - filed as an exhibit to the Current Report on Form 8-K dated October 31, 2006 and incorporated herein by reference.

10.4	Form of Secured Convertible Debenture due February 8, 2009 – filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2006 and incorporated herein by reference.

Exhibit No.	Description
10.5
Second Amended and Restated Security Agreement dated February 2, 2006 between Carbonics Capital Corporation and YA Global Investments, LP – filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2006 and incorporated herein by reference.

10.6
Credit Agreement dated January 11, 2008 between GS COES (Yorkville I) LLC and YA Global Investments, LP – filed as an exhibit to the Current Report on Form 8-K filed on January 31, 2008, and incorporated herein by reference.

10.7
Amended and Restated Forbearance Agreement dated as of January 11, 2008 among Carbonics Capital Corporation, GreenShift Corporation, Viridis Capital, LLC and YA Global Investments, LP – filed as an exhibit to the Current Report on Form 8-K filed on January 31, 2008, and incorporated herein by reference.

10.8
Global Guaranty Agreement dated January 11, 2008 among Viridis Capital LLC, Kevin Kreisler, Carbonics Capital Corporation, GreenShift Corporation, GS AgriFuels Corporation, each of their subsidiaries, and YA Global Investments, LP – filed as an exhibit to the Current Report on Form 8-K filed on January 31, 2008, and incorporated herein by reference.

10.9
LLC Membership Interest Purchase Agreement dated August 17, 2010 among New Earthshell Corporation, Westport Energy, LLC, Westport Energy Acquisition Inc. and Carbonics Capital Corporation LP – filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference.

10.10
Secured Convertible Debenture dated August 17, 2010 in the principal amount of $27,640,712, with New Earthshell Corporation as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference.

10.11
Guaranty Agreement in favor of New Earthshell Corporation dated as of August 17, 2010 given by Westport Energy Acquisition Inc., Westport Energy, LLC and each subsidiary and affiliate of the foregoing identified therein or hereinafter joined to this Guaranty– filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference..

10.12
Security Agreement in favor of New Earthshell Corporation dated August 17, 2010 by and among Carbonics Capital Corporation, Westport Energy Acquisition Inc., Westport Energy, LLC and any subsidiary and affiliate of the foregoing identified therein or hereinafter joined to this Security Agreement– filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference..

10.13
Pledge and Escrow Agreement in Favor of New Earthshell Corporation dated as of August 17, 2010, by 4 Sea-Sons LLC, Carbonics Capital Corporation, Westport Energy Acquisition Inc., and each subsidiary, direct and indirect, of the foregoing identified therein or hereinafter joined to this Pledge and Escrow Agreement– filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference..

10.14
Securities Purchase Agreement dated August 17, 2010 between Carbonics Capital Corporation and YA Global Investments, L.P– filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference..

10.15
Secured Convertible Debenture dated August 17, 2010 in the principal amount of $650,000, with YA Global Investments, L.P. as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference..

Exhibit No.	Description
10.16
Guaranty Agreement in favor of YA Global Investments, L.P. dated as of August 17, 2010 given by Carbonics Capital Corporation, Westport Energy Acquisition Inc. and Westport Energy, LLC– filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference..

10.17
Security Agreement in favor of YA Global Investments L.P. dated August 17, 2010 by and among Carbonics Capital Corporation, Westport Energy Acquisition Inc., Westport Energy, LLC– filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference..

10.18
Pledge and Escrow Agreement in favor of YA Global Investments, L.P. dated as of August 17, 2010, by 4 Sea-Sons LLC, Carbonics Capital Corporation, Westport Energy Acquisition Inc., and each subsidiary, direct and indirect, of the foregoing identified therein or hereinafter joined to this Pledge and Escrow Agreement– filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference.

10.19
Secured Convertible Debenture dated May 25, 2011 in the principal amount of $120,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference..

10.20
Amendment No. 1 to Securities Purchase Agreement dated as of August 17, 2010 entered into by and between Carbonics Capital Corporation and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference..

21.1	Subsidiaries of Registrant.*

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

*Filed herewith

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)

 CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members’ of
Carbonics Capital Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Carbonics Capital Corporations. and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2010.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2010 have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Rosenberg Rich Baker Berman & Company
Somerset, NJ
September 28, 2011

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS

Assets
Current assets:
Cash and cash equivalents	$180,030	$56,743
Restricted cash	461,259	109,007
Trading securities, restricted	276,686	354,972
Prepaid and other current assets	206	-
Total current assets	918,181	520,722

Oil and gas properties, unproven	21,100,000	24,141,518

Total assets	22,018,181	24,662,240

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Senior secured convertible debenture, net of discount	$25,895,212	$-
Account payable and accrued expenses	125,000	-
Line of credit	8,407	1,335
Convertible debentures	4,586,026	-
Accrued interest	2,421,861	-
Derivative liability	4,611,000	-
Total current liabilities	37,647,506	1,335

Stockholders' Equity (Deficiency):
Preferred stock, $0.0001 par value, 1,000,000 shares authorized
Series C Voting Convertible, 921,890 and 972,042 shares issued and outstanding	921	972
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 2,879,307,140 and 482,842,103 shares issued and outstanding	287,931	48,284
Additional paid-in capital	(9,872,115)	24,824,759
Accumulated deficiency during exploration stage	(6,046,062)	(213,110)
Total stockholders' equity (deficiency)	(15,629,325)	24,660,905
Total liabilities and stockholders' equity (deficiency)	$22,018,181	$24,662,240

See accompanying notes to consolidated financial statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,		Cumulative Period from December 23, 2008 (inception) to
	2010	2009	December 31, 2010
Net Sales	$-	$-	$-
Cost of Sales	-	-	-
	-	-	-

Operating Expenses
Impairment loss	3,041,518	-	3,041,518
General and administrative expenses	801,402	209,722	1,011,124

Total Operating Expenses	3,842,920	209,722	4,052,642

Loss from operations	(3,842,920)	(209,722)	(4,052,642)

Interest expense	(3,063,457)	(3,388)	(3,066,845)
Change in value of derivative liability	1,074,000		1,074,000
Gains (Losses) from trading securities	(575)	-	(575)

Loss before Income tax provision	(5,832,952)	(213,110)	(6,046,062)

Income tax provision	-	-	-

Net Loss	$(5,832,952)	$(213,110)	$(6,046,062)

Basic and diluted loss per common share	(0.00)	(0.00)

Weighted average share of common stock outstanding, basic	2,303,822,608	198,826,036

Weighted average share of common stock outstanding, dilutive	2,303,822,608	198,826,036

See accompanying notes to consolidated financial statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD DECEMBER 23, 2008 (INCEPTION) TO DECEMBER 31, 2010

	Series C Voting Convertible preferred stock issued		Common Stock Issued		Additional Paid-	Deficit Accumulated During Exploration	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Stage	Deficiency
December 23, 2008 contribution of assets	-	$-	-	$-	$24,141,518	$-	$24,141,518

Reverse merger recapitalization	805,767	806	127,279,406	12,728	(13,534)	-	-

Balance, December 31, 2008	805,767	806	127,279,406	12,728	24,127,984	-	24,141,518

Shares issued prior to reverse merger by acquiree	166,275		355,562,697

Capital contribution					732,497	-	732,497

Reverse merger recapitalization		166		35,556	(35,722)		-

Net loss	-	-	-	-	-	(213,110)	(213,110)

Balance, December 31, 2009	972,042	972	482,842,103	48,284	24,824,759	(213,110)	24,660,905

Shares issued prior to reverse merger by acquiree	(50,152)	-	2,396,465,037	-	-	-	-

Capital contribution	-	-	-	-	420,653	-	420,653

Reverse merger recapitalization	-	(51)	-	239,647	(35,117,527)	-	(34,877,931)

Net loss	-	-	-	-	-	(5,832,952)	(5,832,952)

Balance, December 31, 2010	921,890	$921	2,879,307,140	$287,931	$(9,872,115)	$(6,046,062)	$(15,629,325)

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

			Cumulative Period from
	DECEMBER 31,		December 23, 2008 (inception)
	2010	2009	to December 31, 2010
Operating activities:
Net Loss	$(5,832,952)	$(213,110)	$(6,046,062)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment of long-lived assets	3,041,518	-	3,041,518
Change in fair value of derivative liability	(1,074,000)	-	(1,074,000)
Unrealized gains/losses on marketable securities	944	(174)	770
Amortization of debt discount	1,792,500		1,792,500
Changes in Assets and Liabilities
Prepaid and other current assets	(206)	-	(206)
Increase in accounts payable and accrued expenses	125,000	-	125,000
Increase in accrued interest	1,267,668	-	1,267,668
Net cash used in operating activities	(679,528)	(213,284)	(892,812)

Investing activities:
Restricted cash	(352,252)	(109,007)	(461,259)
Proceeds from sale of trading securities	814,396	-	814,396
Purchases of trading securities	(737,054)	(354,798)	(1,091,852)
Net cash used in investing activities	(274,910)	(463,805)	(738,715)

Financing activities
Line of credit	7,072	1,335	8,407
Proceeds from advances	-	732,497	732,497
Proceeds from issuance of senior secured convertible debenture	650,000	-	650,000
Capital contribution	420,653	-	420,653
Net cash provided by financing activities	1,077,725	733,832	1,811,557

Increase in cash	123,287	56,743	180,030

Cash and cash equivalents, beginning of period	56,743	-	-
Cash and cash equivalents, end of period	$180,030	$56,743	$180,030

NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas properties, unproven	$-	$-	$24,141,518
Debt discount derived from derivative liability - Convertible debentures	406,000		406,000
Debt discount derived from derivative liability - Senior Secured convertible debentures	5,279,000	-	5,279,000

Reverse merger liabilities and equity adjustments
Accrued interest	1,154,193	-	1,154,193
Senior secured convertible debenture	27,640,712	-	27,640,712
Convertible debentures	6,083,026	-	6,083,026
Total	$34,877,931	$-	$34,877,931

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Organization

Nature of Operations

Carbonics Capital Corporation’s wholly owned subsidiary, Westport Acquisition LLC and its wholly owned subsidiary, Westport Energy, LLC (the Company), was formed in December of 2008, in the State of Delaware, as a limited liability company. Westport Energy is an exploration stage company engaged in the exploration for coalbed methane in the Coos Bay region of Oregon. Westport Energy holds leases to approximately 104,000 acres of prospective coalbed methane lands in the Coos Bay Basin.

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

Pursuant to the Agreement and as a condition to consummation of the reverse merger, the Company issued New Earthshell Corporation (“NEC”) a Senior Secured Convertible Debenture in the principal amount of $27,640,712, in consideration for the acquisition of the membership interest in Westport Energy. New Earthshell Corporation is 100% owned by YA Global Investments (YA Global)

At the time of the closing, Viridis Capital LLC, in exchange for $10 transferred to 4 Sea-sons, LLC all of the shares of Series C Preferred Stock issued by Carbonics, which were owned by Viridis Capital LLC.  4Sea-sons, LLC is 100% owned by Stephen J. Schoepfer, who subsequent to closing, was elected chairman of the Board of Directors, Chief Executive and Financial Officer and Secretary of Carbonics and President of Westport Acquisition and Energy. The transferred preferred stock represents 80% of the voting interest on an as converted basis. As a result of such transfer and its ownership interest in the Series C Preferred Stock, the Preferred Shareholder now owns the majority of the equity in Carbonics.

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

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Organization (Continued)

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has recurring deficits, a large accumulated deficit and is in the exploration stage of development, and has no revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements and the success of future operations.

In addition, as of December 31, 2010 the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability.  All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in prior years’ consolidated financial statements to conform to the current year’s presentation.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Restricted Cash and trading securities
Restricted cash and trading securities relates to funds held related to a $740,000 line of credit from a financing institution, which includes stand-by letters of credit totaling $675,000 related to the Company’s oil and gas properties.

Trading Securities, restricted

The Company’s trading securities are bought and held principally for the purpose of selling them in the near term and are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets with the change in fair value during the year included in earnings.

The Company’s trading securities are comprised of United States Treasury Strips and Treasury Notes with maturity dates of one year or less and are summarized as follows:

	Unrealized Gains/	Realized Gains/	Fair Value	Fair Value
Trading securities	(Losses)	(Losses)	December 31, 2010	December 31, 2009

United States Treasury Strips	$-	$341	$-	$-
United States Treasury Notes	$(944)	$28	$276,686	$354,972

Oil and Gas Properties

The Company uses the “successful efforts” method to account for its acquisition, exploration and development activities.

Under the successful efforts method, except for acquisition costs of properties, a direct relationship between costs incurred and specific reserves discovered is required before costs are identified with assets. Costs of acquisition and exploration activities that are known not to have resulted in the discovery of reserves are charged to expense.

Acquisition costs associated with the acquisition of leases are capitalized when incurred.  These costs consist of obtaining a mineral interest or right in a property, such as a lease, concession, license, production sharing agreement, or other type of agreement granting such rights.  In addition, options to lease, brokers’ fees, recording fees, legal costs, and other similar costs related to activities in acquiring property interests are capitalized.

Exploration activities, which generally consist of geological and geophysical or “G&G” costs consist of carrying and retaining unproved properties, such as delay rentals, ad valorem tax on unproved properties, maintenance of land and lease records and costs of unsuccessful exploratory wells are charged to expense as incurred.  The costs of drilling exploratory and exploratory-type stratigraphic test wells are capitalized pending determination of whether the well has found proved reserves.  If it is determined the well has not found proved reserves, the capitalized costs, net of any salvage value are charged to expense.

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Oil and Gas Properties (continued)

Internal acquisition, development, and exploration costs may be capitalized if directly related to acquisition, development, or exploration activities that are subject to capitalization under the successful efforts method.

Capitalized costs are currently aggregated on two properties, which consist of the Coos Bay Property and the Chehalis Basin Property.

The Company’s properties are currently unproved, and therefore capitalized costs are not amortized, but subject to impairment testing.  In addition, as no properties have been classified as proved, development activities have not commenced.

In the first quarter of 2010, the Company determined that the cost to continue exploration of the Chehalis Basin Property outweighed the benefit in which they projected.  Therefore, lease agreements were not renewed with owners and the asset balance was fully impaired. This resulted in an impairment of approximately $1,331,000 recorded during the first quarter of 2010.  In addition, the carrying value of the Coos Bay oil and gas properties was impaired during the fourth quarter for approximately $1,710,000.  The impairment was the difference between the carrying value and the fair value on December 31, 2010.  The fair value was prepared by valuation experts using level 3 inputs in a discounted cash flow model.

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

Fair Value of Financial Instruments

Generally accepted accounting principles (GAAP) require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet.  The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time.  For certain instruments, including cash and cash equivalents, trading securities, line of credit and accounts payable it was estimated that the carrying amounts approximated fair value because of the short maturities of these instruments.  All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

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

The discount from the face value of the convertible debt instrument resulting from the allocation of part of the proceeds to embedded derivative instruments and/or freestanding options or warrants is amortized over the life of the instrument through periodic charges to income.

Fair Value Framework

GAAP establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FASB Accounting Standards Codification (ASC) 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Fair Value Framework (continued)

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

The following table reconciles, for the year ended December 31, 2010, the beginning and ending balances for financial instruments that are recognized at fair value using level 3 inputs in the consolidated financial statements:

Balance of derivative liability as of December 31, 2009	$-

Value of derivative liabilities – commitment date	5,685,000
Change in fair value during year	(1,074,000)

Balance at December 31, 2010	$4,611,000

Net Loss per Share of Common Stock

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. Diluted loss per share does not include common stock equivalents, as these shares would have no effect. The computation of diluted loss per share also does not assume conversion, exercise or contingent exercise of securities due to the beneficial conversion of related party accounts, as this would be anti-dilutive.

For the years ended December 31, 2010 and 2009, stock warrants to purchase 2,250,000 shares were excluded from the calculation of diluted net loss per share calculation due to their anti-dilutive effect. For the year ended December 31, 2010 and 2009, the dilutive effect of convertible debentures exceeded the number of authorized common shares and as a result weighted average shares outstanding, fully diluted, is the maximum authorized number of common shares, 10,000,000,000. These shares were excluded from the calculation of diluted loss per share due to their anti-dilutive effect.

The computation of basic and diluted net loss attributable to common stockholders is as follows:

	December 31, 2010	December 31, 2009

Net loss attributable to common stockholders	$5,833,000	$213,000

Weighted-average common shares outstanding	2,303,823,000	198,826,000

Basic and diluted net loss per share	$-	$-

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Oil and Gas Properties, Unproven

Summary

As of December 31, 2010 the remaining capitalized costs of Oil and Gas Properties, unproved are summarized as follows:

	Acquisition Costs	Impairment	Total
Coos Bay Basin Property
Year ended 2008	$24,141,000	$-	$24,141,000
Year ended 2009	-	-	-
Year ended 2010	-	(3,041,000)	(3,041,000)
Inception through December 31, 2010	-	-	-
Total	$24,141,000	$(3,141,000)	$21,100,000

History

On November 26, 2008, the United States Bankruptcy Court for the District of Oregon approved the entry of an Asset Purchase Agreement between YA Global, as the Buyer, and Torrent Energy, Inc., Methane Energy Corp., and Cascadia Energy Corp. (collectively the Seller).  The Purchase Agreement consisted of YA Global acquiring 100% ownership of the Coos Bay Basin Property in exchange for forgiveness of debentures outstanding with Seller, as well as stock issued by the Seller which was held by the Buyer. On the same date in which the Purchase Agreement took place, YA Global contributed all property received into their wholly owned Westport Energy, LLC.

On August 17, 2010, Westport Acquisition, Inc., a subsidiary of Carbonics, entered into a LLC Purchase Agreement (the “Agreement”) with NEC to acquire 100% of the membership interest in Westport Energy.  Westport Energy is engaged in the exploration for coalbed methane in the Coos Bay region of Oregon. Westport Energy holds leases to approximately 104,000 acres of prospective coalbed methane lands in the Coos Bay Basin.

The Company’s oil and gas properties are currently unproven and ongoing exploration activities are planned and will require additional significant expenditures which funding must be raised from external sources.  These exploration activities include formation stimulation and production testing of existing wells drilled in our Coos Bay project.  Assuming that additional funding from external sources is obtained, additional time will be required to complete the first phase of exploration activities on certain unproved properties and at that time an assessment will be made for reclassification of a portion of the unproved reserves to proved reserves.  Once properties have been classified as proven, then certain of the costs incurred would be considered placed into service and amortized.

Chehalis Basin Property

On November 26, 2008, the United States Bankruptcy Court for the District of Oregon approved the entry of an Asset Purchase Agreement between YA Global, as the Buyer, and Torrent Energy, Inc., Methane Energy Corp., and Cascadia Energy Corp. (collectively the Seller).  The Purchase Agreement consisted of YA Global acquiring 100% ownership of the Chehalis Basin Property in exchange for forgiveness of debentures outstanding with the Seller, as well as stock issued by the Seller which was held by the Buyer. On the same date in which the Purchase Agreement took place, YA Global contributed all property received into NEC, which in turn contributed it into their wholly owned subsidiary, Westport Energy, LLC.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Oil and Gas Properties, Unproven (Continued)

Impairment – Chehalis Basin Property

In January 2010, the Company determined that the cost to continue exploration of the Chehalis Basin Property outweighed the benefit in which they projected.  Therefore, lease agreements were not renewed with owners and the asset balance was fully impaired. This resulted in an impairment of approximately $1,331,000 during the first quarter of 2010.

On May 13, 2010, the Company received formal notice from Washington State Department of Natural Resources that these leases had been cancelled and forfeited effective May 7, 2010.

Impairment

During the fourth quarter of 2010, the Company determined that the carrying cost of the Coos Bay property exceeded the fair value of the property by approximately $1,710,000.  The fair value of the property was independently valued based upon a discounted cash flow using management’s estimates, which are considered level 3 inputs.  The difference was recorded as an impairment charge in the statement of operations.

4.	Environmental Matters

The Company has established procedures for a continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures.  Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues.  The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations.  The Company incurred no material environmental investigation, compliance and remediation costs for the years ended December 31, 2010 and 2009.  The Company is unable to predict whether its future operations will be materially affected by these laws and regulations.  It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

5.	Convertible Debentures, Derivative Liability and Debt Discount

Senior Secured Convertible Debenture

In contemplation of the reverse merger and as a condition to, the Company issued to NEC a note in principal amount of $27,640,000 dated August 17, 2010.  The note bears interest at the rate of 9% per annum, payable at maturity.  The maturity date for the note is August 31, 2012.  The note, plus accrued interest is convertible into common stock at a conversion rate equal to $0.0001 subject to adjustment and beneficial ownership limitations. On the one year anniversary of the Original Issue Date of this Debenture, the Conversion Price shall automatically be reset to a price equal to average of the VWAP for the Common Stock for the ten (10) Trading Days immediately prior to such anniversary date, provided that such price is lower than the Conversion Price then in effect. The Company recorded debt discount of approximately $3,000,000 related to the fair value of the conversion option on the date of issuance.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Convertible Debentures, Derivative Liability and Debt Discount (Continued)

Senior Secured Convertible Debenture (Continued)

Immediately following the closing of the reverse merger, the Company issued YA Global a secured convertible debenture in the principal amount of $650,000.  The note bears interest at the rate of 9% interest per annum, payable at maturity.  The note is due on August 31, 2012.  The note is convertible into common stock of the Company at a conversion rate per share initially equal to the lower of $0.0003 or 90% of the lowest volume weighted average price (“VWAP”) of the common shares for the 20 trading days immediately prior to conversion, subject to adjustment and beneficial ownership limitations.  On the one year anniversary of the Original Issue Date of this Debenture, the Conversion Price shall automatically be reset to a price equal to average of the VWAP for the Common Stock for the ten (10) Trading Days immediately prior to such anniversary date, provided that such price is lower than the Conversion Price then in effect. The proceeds from the note will be used to fund various short-term administrative and operating expenses.  The Company recorded debt discount of $406,000 related to the fair value of the conversion option on the date of issuance.

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

Convertible Debenture

In connection with the reverse merger, the Company assumed the Convertible debentures of $6,083,026 and accrued interest of approximately $1,154,193 of the legal entity.  The debentures, plus accrued interest are convertible into common stock of the Company at a conversion rates generally based on the lower of $.10 or 90% of the average of the three lowest closing market prices of the Company's stock for the thirty days preceding conversion, subject to adjustment and beneficial ownership limitations. The Company recorded debt discount of $2,685,000 related to the fair value of the conversion option on the date of issuance.

The following is a summary of the Company’s convertible debenture arrangements as of December 31, 2010:

Current portion of convertible debentures:
Convertible debenture payable to YA Global due December 2010 – 5%	$592,000
Convertible debenture payable to YA Global due December 2010 – 12%	570,000
Convertible debenture payable to YA Global due December 2010 – 5%	921,000
Convertible debenture payable to YA Global due December 2011– 12%	4,000,000
Debt discount (original debt discount of $2,685,000)	(1,497,000)
Total current convertible debentures	$4,586,000

Technical default
As of December 31, 2010 the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability.  All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

Derivative Liability –Conversion Option

Features of the convertible debentures, including such provisions as price protection required the Company to treat the conversion options as a derivative liability.  The Company used the Black-Scholes option pricing model to calculate the fair value of the conversion options.  As of December 31, 2010 the derivative liability was approximately $4,611,000.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Convertible Debentures, Derivative Liability and Debt Discount (Continued)

Derivative Liability –Conversion Option (continued)

Additionally, if the Company were required to settle its outstanding warrants and convertible debt as of December 31, 2010, we would be required to issue approximately 165,266,000,000 common shares, which would exceed the Company’s authorized shares. The Company would be required to reclassify these contracts from equity to liabilities, if not already re-classed for price protection noted above.

Assumptions utilized to calculate the fair value of the derivative liability were as follows:

	Issuance	December 31,
	Date	2010

Risk Free Interest Rate	2.5%	2.5%
Volatility	100%	100%
Term	1.75 years	1.0 years
Dividend Rate	0%	0%
Closing Price of Common Stock	$0.0001	$0.0001

Debt Discount

The Company recorded debt discount of $5,685,000 related to the fair value of the conversion options of the note on the date of issuance based.  Fair value was computed using the trading price of the Company’s common stock on the date of issuance.  The debt discount will be accreted over the next 2 years.  During the year the Company recorded accretion expense of approximately $1,793,000.

Accrued Interest

During the year the Company incurred accrued interest of approximately $1,268,000.

6.	Line of Credit

The Company has a $740,000 line of credit from a bank, which includes stand-by letters of credit totaling $675,000 related to the Company’s oil and gas properties.  Advances under the line bear interest at approximately 4.2%.  Borrowings are collateralized by treasury bonds held as trading securities and a money market account presented in cash and cash equivalents.

7.	Stockholders’ Equity (Deficiency)

Series C Preferred Stock

Shares of the Company’s Series C Preferred Stock (the “Series C Shares”) may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series C Shares originally issued will convert into Company common shares representing 74% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder), but only if, at the time of the conversion, the Company is not registered with the SEC as a development company. The holder of Series C Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series C Shares are convertible on the record date for the shareholder action.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Stockholders’ Equity (Deficiency) (Continued)

Series C Preferred Stock (Continued)

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

Common Stock

During the year ended December 31, 2010 and prior to the reverse merger, the Company issued approximately 2.4 billion common shares.  These shares were recapitalized in accordance with the par value of the respective equity instruments upon consummation of the agreement.

Warrants

As of December 31, 2010 and 2009 the Company had 2,250,000 warrants outstanding with an aggregate exercise price of $0.15 per share.  The warrants expire on December 31, 2012.  The warrants have certain price protection provisions that require it to be recorded as a derivative liability.  The Company used the Black-Scholes option pricing model to calculate the fair value of the derivative liability, which utilizes level 3 inputs.  As of December 31, 2010 the derivative liability was $0.

8.	Income Taxes

The (provision) benefit for income taxes was $- for the years ended December 31, 2010 and 2009, respectively.

The Company’s effective tax rate differs from the federal statutory rate of 34% as follows:
	2010	2011
Statutory federal tax (benefit) rate	(34)%	(34)%
State and local taxes, net of federal benefit	(6)%	(6)%
Permanent Difference	-	-
Valuation Allowance	40%	40%
Effective Tax Rate	-%	-%

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes (Continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities consist of the following:

	2010	2009
Net Operating loss carry forwards – Federal	$2,865,000	$2,722,000
Net Operating loss carry forwards – State	500,000	500,000
Derivative liability	1,842,000	-
Accrued interest	506,000	343,000
Start-up costs	236,000	-
Debt Discount	(1,555,000)	-
Net deferred tax assets and liabilities	4,394,000	892,000
Valuation allowance	(4,394,000)	(892,000)
Net deferred tax assets	$-	$-

As of December 31, 2010, the Company had federal and state net operating loss carry forwards of approximately $8,420,000.

Upon the completion of the Reverse Merger, the Company became subject to Section 382 of the IRS Code relating to a change in ownership. In addition, future changes in ownership could limit the utilization of the net operating loss carryforward and may be subject to substantial annual limitation due to the ownership change limitations provided by the IRS Code of 1986, as amended and similar state provisions. The annual limitation will result in the expiration of the net operating loss before utilization.

The Company maintains a 100% valuation allowance on its net deferred tax assets Until the Company achieves and sustains an appropriate level of profitability; it plans to maintain a valuation allowance on its net deferred tax assets on a fully reserved basis.

During the fiscal years ended 2010 and 2011, the Company did not have unrecognized tax benefits and accordingly did not recognize interest expense or penalties related to unrecognized tax benefits.

The Company’s tax returns for fiscal years 2006 through 2010, are currently open to audit by the tax authorities under the statute limitations for relevant federal and state jurisdictions.  The Company is currently in the process of filing its tax return for 2008, 2009 and 2010.

9.	Subsequent Events

On June 1, 2011, the Company issued to YA Global Investments, L.P., a secured convertible debenture dated May 26, 2011 in the principal amount of $120,000.  The debenture bears interest at the rate of 9% per annum, payable at maturity.  The maturity date of the debenture is August 31, 2012.  The holder of the debenture is entitled to convert the principal and accrued interest into common stock of the Company at a conversion rate initially equal to $0.0003(fixed conversion price) or 90% of the lowest daily VWAP of the common stock during the 20 consecutive trading days immediately preceding the conversion date.  On August 17, 2011, the fixed conversion price will automatically be reset to a price equal to the average of the VWAP for the 10 trading days immediately prior to that date, provided that such price is lower than the fixed conversion price then in effect.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONICS CAPTAL CORPORATION

By:	/s/ Stephen J. Schoepfer

Stephen J. Schoepfer
Chief Executive Officer

Dated: September 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Stephen J. Schoepfer	Chief Executive Officer	September 29, 2011
Stephen J. Schoepfer

/s/ Stephen J. Schoepfer	Chief Financial Officer	September 29, 2011
Stephen J. Schoepfer

EXHIBIT INDEX

21.1	Subsidiaries of Registrant

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer