Form 10-Q
period 2011-03-31
CARBONICS CAPITAL CORP
filed 2011-10-21
CIK 1102414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _______________ .

Commission file number 000-28887

CARBONICS CAPITAL CORPORATION
(Exact name of registrant as specified in its Charter)

Delaware	22-3328734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Overlook Center, 2nd Floor
Princeton, NJ 08540
(Address of Principal Executive Offices)

(609) 498-7029
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐      No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 or the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐      No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

As of October 19, 2011 the Registrant had the following number of shares of its capital stock outstanding: 2,879,307,140 shares of Common Stock, par value $0.0001 and 921,890 shares of Series C Preferred Stock, par value $0.001, which are convertible into a number of shares of Common Stock equal to 73.75% of the fully-diluted outstanding shares of Common Stock.

Disclosure Regarding Forward-Looking Statements

Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Carbonics Capital Corporation (the “Company”) or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Items 1 and 1A of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements and are subject to change due inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2011	December 31, 2010

ASSETS
Assets
Current assets:
Cash and cash equivalents	$5,541	$180,030
Restricted cash	11,410	461,259
Trading securities - Restricted	717,454	276,686
Prepaid and other current assets	24,955	206
Total current assets	759,360	918,181

Oil and gas properties, unproven	21,100,000	21,100,000

Total assets	$21,859,360	$22,018,181

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Senior secured convertible debenture, net of discount	$26,257,912	$25,895,212
Account payable and accrued expenses	117,000	125,000
Line of credit	8,494	8,407
Convertible debentures	4,970,026	4,586,026
Accrued interest	3,203,699	2,421,861
Derivative liability	2,139,000	4,611,000
Total current liabilities	36,696,131	37,647,506

Stockholders' Deficiency:
Preferred stock, $0.001 par value, 1,000,000 shares authorized Series C Voting Convertible, 921,890 shares issued and outstanding	921	921
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 2,879,307,140 shares issued and outstanding	287,931	287,931
Additional paid-in capital	(9,872,115)	(9,872,115)
Accumulated deficiency during exploration stage	(5,253,508)	(6,046,062)
Total stockholders' deficiency	(14,836,771)	(15,629,325)
Total liabilities and stockholders' deficiency	$21,859,360	$22,018,181

See accompanying notes to condensed consolidated financial statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Year Ended March 31,		Cumulative Period from December 23, 2008 (inception) to
	2011	2010	March 31, 2011
Net Sales	$-	$-	$-
Cost of Sales	-	-	-
	-	-	-

Operating Expenses
Impairment loss	-	1,331,215	3,041,518
General and administrative expenses	150,638	38,003	1,161,762

Total Operating Expenses	150,638	1,369,218	4,203,280

Loss from operations	(150,638)	(1,369,218)	(4,203,280)

Interest income (expense)	(1,528,520)	30	(4,595,365)
Change in fair value of derivative liability	2,472,000	-	3,546,000
Losses from trading securities	(288)	(649)	(863)

Income (loss) before income tax provision	792,554	(1,369,837)	(5,253,508)

Income tax provision	-	-	-

Net income (loss)	$792,554	$(1,369,837)	$(5,253,508)

Basic and diluted income (loss) per common share	$-	$-

Weighted average number of common shares outstanding, basic and diluted	2,879,307,000	1,383,754,000

See accompanying notes to condensed consolidated financial statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD DECEMBER 23, 2008 (INCEPTION) TO MARCH 31, 2011
(UNAUDITED)

	Series C Voting Convertible preferred stock issued		Common Stock Issued		Additional Paid-	Deficit Accumulated During Exploration	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Stage	Deficiency
December 23, 2008 contribution of assets	-	$-	-	$-	$24,141,518	$-	$24,141,518

Reverse merger recapitalization	805,767	806	127,279,406	12,728	(13,534)	-	-

Balance, December 31, 2008	805,767	806	127,279,406	12,728	24,127,984	-	24,141,518

Shares issued prior to reverse merger by acquiree	166,275	-	355,562,697	-	-	-	-

Capital contribution	-	-	-	-	732,497	-	732,497

Reverse merger recapitalization	-	166	-	35,556	(35,722)	-	-

Net loss	-	-	-	-	-	(213,110)	(213,110)

Balance, December 31, 2009	972,042	972	482,842,103	48,284	24,824,759	(213,110)	24,660,905

Shares issued prior to reverse merger by acquiree	(50,152)	-	2,396,465,037	-	-	-	-

Capital contribution	-	-	-	-	420,653	-	420,653

Reverse merger recapitalization	-	(51)	-	239,647	(35,117,527)	-	(34,877,931)

Net loss	-	-	-	-	-	(5,832,952)	(5,832,952)

Balance, December 31, 2010	921,890	921	2,879,307,140	287,931	(9,872,115)	(6,046,062)	(15,629,325)

Net income	-	-	-	-	-	792,554	792,554

Balance, March 31, 2011	921,890	$921	2,879,307,140	$287,931	$(9,872,115)	$(5,253,508)	$(14,836,771)

See accompanying notes to condensed consolidated financial statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		Cumulative Period from
	March 31,		December 23, 2008
	2011	2010	(inception) to May 31, 2011
Operating activities:
Net Income (Loss)	$792,554	$(1,369,837)	$(5,253,508)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:			-
Impairment of long-lived assets	-	1,331,215	3,041,518
Change in fair value of derivative liability	(2,472,000)	-	(3,546,000)
Unrealized losses on marketable securities	288	685	1,058
Amortization of debt discount	746,700	-	2,539,200
Changes in Assets and Liabilities
Increase in Prepaid and other current assets	(24,749)	-	(24,955)
Increase (Decrease) in accounts payable and accrued expenses	(8,000)	-	117,000
Increase in accrued interest	781,925	-	2,049,593
Net cash used in operating activities	(183,282)	(37,937)	(1,076,094)

Investing activities:
Restricted cash	449,849	104,621	(11,410)
Proceeds from sale of trading securities	-	355,000	814,396
Purchases of trading securities	(441,056)	(459,687)	(1,532,908)
Net cash provided by (used in) investing activities	8,793	(66)	(729,922)

Financing activities
Line of credit	-	-	8,407
Proceeds from advances	-	-	732,497
Proceeds from issuance of senior secured convertible debenture	-	-	650,000
Capital contribution	-	25,698	420,653
Net cash provided by financing activities	-	25,698	1,811,557

(Decrease) Increase in cash	(174,489)	(12,305)	5,541

Cash and cash equivalents, beginning of period	180,030	56,743	-
Cash and cash equivalents, end of period	$5,541	$44,438	$5,541

NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas properties, unproven	$-	$-	$24,141,518
Debt discount derived from derivative liability - Convertible debentures	-	-	406,000
Debt discount derived from derivative liability - Senior Secured convertible debentures	-	-	5,279,000

Reverse merger liabilities and equity adjustments
Accrued interest	-	-	1,154,193
Senior secured convertible debenture	-	-	27,640,712
Convertible debentures	-	-	6,083,026

Total	$-	$-	$64,704,449

See accompanying notes to condensed consolidated financial statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation and Nature of Organization

Nature of Operations

Carbonics Capital Corporation’s wholly owned subsidiary, Westport Energy, LLC (the Company), which is owned indirectly through Carbonics' wholly-owned subsidiary, Westport Energy Acquisition LLC, was formed in December of 2008, in the State of Delaware, as a limited liability company. Westport Energy is an exploration stage company engaged in the exploration for coalbed methane in the Coos Bay region of Oregon. Westport Energy holds leases to approximately 104,000 acres of prospective coalbed methane lands in the Coos Bay Basin.

The Company’s common stock is traded on the OTC Pink Market under the symbol CICS.

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

In addition, as of March 31, 2011 the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability.  All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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

2.	Summary of Significant Accounting Policies

There have been no material changes during 2011 in the Company’s significant accounting policies to those previously disclosed in the 2010 Form 10K.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

Fair Value Framework

The following table reconciles, for the three months ended March 31, 2011, the beginning and ending balances for financial instruments that are recognized at fair value using level 3 inputs in the condensed consolidated financial statements:

Balance of derivative liability as of December 31, 2010	$4,611,000

Change in fair value during year	(2,472,000)

Balance at March 31, 2011	$2,139,000

Net Income (Loss) per Share of Common Stock

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

The computation of basic and diluted net income (loss) attributable to common stockholders is as follows:

	March 31, 2011	March 31, 2010

Income (Loss) attributable to common stockholders	$793,000	$(1,370,000)

Weighted-average common shares outstanding	2,879,307,000	1,383,754,000

Basic and diluted income (loss) per share	$-	$-

Potentially Dilutive Securities

The following table summarizes the potentially dilutive securities which were excluded from the above computation of basic and diluted net loss per share of common stock due to their anti-dilutive effect:

	March 31, 2011		March 31, 2010

Warrants	2,250,000		-

Senior secured convertible debentures	99,358,000,000	*	-

Convertible debentures	65,908,000,000	*	-

*The convertible debentures exceeded the number of authorized common shares and as a result weighted average shares outstanding, fully diluted, is the maximum authorized number of common shares, 10,000,000,000.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Oil and Gas Properties, Unproven

Summary

As of March 31, 2011 the remaining capitalized costs of Oil and Gas Properties, unproved are summarized as follows:

	Acquisition Costs	Impairment	Total
Coos Bay Basin Property
Year ended 2008	$24,141,000	$-	$24,141,000
Year ended 2009	-	-	-
Year ended 2010	-	(3,041,000)	(3,041,000)
3 months ended March 31, 2011	-	-	-
	-	-	-
Inception through March 31, 2011	$24,141,000	$(3,141,000)	$21,100,000

Impairment – Chehalis Basin Property

In January 2010, the Company determined that the cost to continue exploration of the Chehalis Basin Property outweighed the benefit in which they projected.  Therefore, lease agreements were not renewed with the owners and the asset balance was fully impaired. This resulted in an impairment of approximately $1,331,000 during the first quarter of 2010.

On May 13, 2010, the Company received formal notice from Washington State Department of Natural Resources that these leases had been cancelled and forfeited effective May 7, 2010.

4.	Environmental Matters

The Company has established procedures for a continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures.  Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues.  The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations.  The Company incurred no material environmental investigation, compliance and remediation costs for the three months ended March 31, 2011 and 2010.  The Company is unable to predict whether its future operations will be materially affected by these laws and regulations.  It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

5.	Convertible Debentures, Derivative Liability and Debt Discount

 The following is a summary of the Company’s convertible debenture arrangements as of March 31, 2011:

Current portion of convertible debentures:
Convertible debenture payable to YA Global due December 2010 – 5%	$592,000
Convertible debenture payable to YA Global due December 2010 – 12%	570,000
Convertible debenture payable to YA Global due December 2010 – 5%	921,000
Convertible debenture payable to YA Global due December 2011– 12%	4,000,000
Debt discount (original debt discount of $2,685,000)	(1,113,000)
Total current convertible debentures	$4,970,000

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Convertible Debentures, Derivative Liability and Debt Discount (Continued)

The following is a summary of the Company’s senior secured convertible debenture arrangements as of March 31, 2011:

Current portion of senior secured convertible debentures:
Senior secured convertible debenture payable to YA Global due August 2012 – 9%	$27,641,000
Senior secured convertible debenture payable to YA Global due August 2012 – 9%	650,000
Debt discount (original debt discount of $3,000,000)	(2,033,000)
Total current senior secured convertible debentures	$26,258,000

Technical default

As of March 31, 2011 the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability.  All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

Derivative Liability –Conversion Option

Price protection features of the convertible debentures required the Company to treat the conversion options in the Company’s senior secured convertible debentures and convertible debentures as a derivative liability.  The Company used the Black-Scholes option pricing model to calculate the fair value of the conversion options.

Assumptions utilized to calculate the fair value of the derivative liability were as follows:

	December 31,	March 31,
	2010	2011

Risk Free Interest Rate	2.5%	2.5%
Volatility	100%	59%
Term	1.00 years	.75 years
Dividend Rate	0%	0%
Closing Price of Common Stock	$0.0001	$0.0001

6.	Line of Credit

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

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Subsequent Events (Continued)

On June 30, 2011, the Company issued to YA Global Investments, L.P., a short term promissory note dated June 30, 2011 in the principal amount of $30,000.  The note bears interest at the rate of 10% per annum, payable at maturity.  The maturity date of the note is June 30, 2012.  The note is secured by a pledge of all of the assets of the Company previously granted to the Lender.

On August 25, 2011, the Company issued to YA Global Investments, L.P., a short term promissory note dated August 25, 2011 in the principal amount of $88,000.  The note bears interest at the rate of 10% per annum, payable at maturity.  The maturity date of the note is August 25, 2012.  The note is secured by a pledge of all of the assets of the Company previously granted to the Lender.

Item 2.  Management’s Discussion and Analysis

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Report for additional factors relating to such statements. The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included elsewhere herein and the Company’s Annual Report on Form 10-K.

The financial statements contained herein include the results of Carbonics Capital Corporation and its subsidiaries, which are collectively referred to as the “Company.”

Results of Operations - March 31, 2011 compared to March 31, 2010

Revenues

There were no revenues from continuing operations for the three months ended March 31, 2011 and 2010.

Cost of Revenues

There was no cost of revenues the three months ended March 31, 2011 and 2010.

Net Loss

The Company had net income of approximately $793,000 for the three months ended March 31, 2011 versus a net loss of approximately $1,370,000 for the three months ended March 31, 2010.

The increase in net income was predominately the result of the change in fair value of the derivative liability of approximately $2,472,000 recognized in the first quarter of 2011.  This gain was offset by approximately $1,500,000 in interest expense incurred during that same period.  During the first quarter of 2010, the Company had an impairment loss of approximately $1,331,000 from the abandonment of the Chehalis Basin Property.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees increased in the current quarter from approximately $38,000 for the quarter ended March 31, 2010 to approximately $151,000 for the quarter ended March 31, 2011, for an increase of approximately $113,000.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the three months ended March 31, 2011 and 2010 are as follows.  Mineral right lease expense increased approximately $19,000 from approximately $12,000 in the three months ended March 31, 2010 compared to $31,000 in the three month ended March 31, 2011.  Consulting fees increased from $0 in the three months ended March 31, 2010 to approximately $75,000 in the three months ended March 31, 2011.  Insurance expense increased approximately $2,000 from approximately $3,000 in the three months ended March 31, 2010 compared to approximately $5,000 during the three months ended March 31, 2011.

During the first quarter of 2010 the Company did not perform extensive activities on the properties owned, except for general maintenance to keep the leases in suitable working order.  The increased level of expenses can be attributed to the increased levels of exploration activities in the first quarter of 2011.

Professional fees increased approximately $1,000 from approximately $23,000 in the three months ended March 31, 2010 to approximately $24,000 during the three months ended March 31, 2011.

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

Liquidity and Capital Resources

Our liquid assets, consisting of cash on hand, restricted cash and trading securities was approximately $734,000 as of March 31, 2011, compared with approximately $918,000 at December 31, 2010.  As of March 31, 2011 our working capital deficit was approximately $36 million.

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

During the three months ended March 31, 2011, the Company had a net decrease in cash of approximately $174,000.  Our principal sources and uses of funds were as follows:

Cash used in operating activities.  For the three months ended March 31, 2011, the Company used approximately $183,000 in cash for operating activities as compared to approximately $38,000 for the three months ended March 31, 2010.  This increase of approximately $145,000 or 382% was due primarily to the increase in general and administrative expenses as a result of increased operations during the quarter.

Cash provided by investing activities.  For the three months ended March 31, 2011, the Company received approximately $9,000 in net cash from investing activities as compared to using approximately $0 for the three months ended March 31, 2010.  This increase of approximately $9,000 was due primarily to activity in trading securities during the year.

Cash provided by financing activities.  For the three months ended March 31, 2011, the Company received approximately $0 in cash from financing activities as compared to approximately $26,000 for the three months ended March 31, 2010.  This decrease of approximately $26,000 was due primarily to the capital contributions received during the first quarter of 2010.

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

Oil and Gas Properties

The Company utilizes the successful efforts method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of March 31, 2011, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of March 31, 2011, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

Off Balance Sheet Arrangements

None.

Item 3. Quantative and Qualitative Disclosure About Market Risk

N/A

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principals. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended March 31, 2011 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

•	lack of documented policies and procedures; and

•	there is no effective separation of duties, which includes monitoring controls, between the members of management.

•	lack of resources to account for complex and unusual transactions

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

(b) Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONICS CAPITAL CORPORATION

Date: October 21, 2011	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Executive Officer

Date: October 21, 2011	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer