Form 10-Q
period 2011-06-30
CARBONICS CAPITAL CORP
filed 2011-11-03
CIK 1102414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                       to                       .

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

Yes ☑     No ☐

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

Yes  ☐      No ☑

As of November 3, 2011 the Registrant had the following number of shares of its capital stock outstanding: 2,879,307,140 shares of Common Stock, par value $0.0001 0001 and 921,890 shares of Series C Preferred Stock, par value $0.001, which are convertible, in accordance with their terms, into a number of shares of Common Stock equal to 73.75% of the fully-diluted outstanding shares of Common Stock.

Table of Contents

Page
Part I. Financial Information	2

Item 1: Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	2

Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2011 and 2010 (with cumulative totals since inception) (Unaudited)	3

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the period December 28, 2008 (Inception) through June 30, 2011 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010 (with cumulative totals since inception) (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2: Management’s Discussion and Analysis	11

Item 3: Quantitative and Qualitative Disclosures About Market Risk	14

Item 4: Controls and Procedures	14

Part II. Other Information	15

Item 1: Legal Proceedings	15

Item 1A: Risk Factors	15

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3: Defaults Upon Senior Securities	15

Item 4: Removed and Reserved	15

Item 5: Other Information	15

Item 6: Exhibits	15

Signatures	16

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

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

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	December 31, 2010

ASSETS
Assets
Current assets:
Cash and cash equivalents	$42,928	$180,030
Restricted cash	286,800	461,259
Trading securities - Restricted	457,685	276,686
Prepaid and other current assets	21,398	206
Total current assets	808,811	918,181

Oil and gas properties, unproven	21,100,000	21,100,000

Total assets	$21,908,811	$22,018,181

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Senior secured convertible debenture, net of discount	$26,699,096	$25,895,212
Account payable and accrued expenses	234,950	125,000
Line of credit	8,584	8,407
Convertible debentures	5,354,026	4,586,026
Promissory notes	30,000	-
Accrued interest	3,995,147	2,421,861
Derivative liability	2,033,000	4,611,000
Total current liabilities	38,354,803	37,647,506

Stockholders' Deficiency:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
Series C Voting Convertible, 921,890 shares issued and outstanding	921	921
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 2,879,307,140 shares issued and outstanding	287,931	287,931
Additional paid-in capital	(9,872,115)	(9,872,115)
Accumulated deficiency during exploration stage	(6,862,729)	(6,046,062)
Total stockholders' deficiency	(16,445,992)	(15,629,325)
Total liabilities and stockholders' deficiency	$21,908,811	$22,018,181

See accompanying notes to condensed consolidated financial statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	Cumulative Period from December 23, 2008 (inception) to June 30, 2011
Net sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
	-	-	-	-	-

Operating expenses
Impairment loss	-	-	-	1,331,215	3,041,518
General and administrative expenses	219,004	152,757	369,642	190,760	1,380,766

Total operating expenses	219,004	152,757	369,642	1,521,975	4,422,284

Loss from operations	(219,004)	(152,757)	(369,642)	(1,521,975)	(4,422,284)

Interest income (expense)	(1,536,357)	(10)	(3,064,877)	20	(6,131,722)
Change in fair value of derivative liability	151,000	-	2,623,000	-	3,697,000
Gains (Losses) from trading securities	(4,860)	681	(5,148)	32	(5,723)

Loss before income tax provision	(1,609,221)	(152,086)	(816,667)	(1,521,923)	(6,862,729)

Income tax provision	-	-	-	-	-

Net loss	$(1,609,221)	$(152,086)	$(816,667)	$(1,521,923)	$(6,862,729)

Basic and diluted loss per common share	$-	$-	$-	$-

Weighted average number of common shares outstanding, basic and diluted	2,879,307,000	2,060,133,970	2,879,307,000	1,721,943,803

See accompanying notes to condensed consolidated financial statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD DECEMBER 23, 2008 (INCEPTION) TO JUNE 30, 2011
(UNAUDITED)

	Series C Voting
	Convertible preferred					Deficit Accumulated	Total
	stock issued		Common Stock Issued		Additional Paid-	During Exploration	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Stage	Deficiency
December 23, 2008 contribution of assets	-	$-	-	$-	$24,141,518	$-	$24,141,518

Reverse merger recapitalization	805,767	806	127,279,406	12,728	(13,534)	-	-
Balance, December 31, 2008	805,767	806	127,279,406	12,728	24,127,984	-	24,141,518

Shares issued prior to reverse merger by acquiree	166,275	-	355,562,697	-	-	-	-

Capital contribution	-	-	-	-	732,497	-	732,497

Reverse merger recapitalization	-	166	-	35,556	(35,722)	-	-

Net loss	-	-	-	-	-	(213,110)	(213,110)
Balance, December 31, 2009	972,042	972	482,842,103	48,284	24,824,759	(213,110)	24,660,905

Shares issued prior to reverse merger by acquiree	(50,152)	-	2,396,465,037	-	-	-	-

Capital contribution	-	-	-	-	420,653	-	420,653

Reverse merger recapitalization	-	(51)	-	239,647	(35,117,527)	-	(34,877,931)

Net loss	-	-	-	-	-	(5,832,952)	(5,832,952)
Balance, December 31, 2010	921,890	921	2,879,307,140	287,931	(9,872,115)	(6,046,062)	(15,629,325)

Net loss	-	-	-	-	-	(816,667)	(816,667)
Balance, June 30, 2011	921,890	$921	2,879,307,140	$287,931	$(9,872,115)	$(6,862,729)	$(16,445,992)

See accompanying notes to condensed consolidated financial statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended		Cumulative Period from
	June 30,		December 23, 2008
Operating activities:	2011	2010	(inception) to June 30, 2011
Net Loss	$(816,667)	$(1,521,923)	$(6,862,729)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment of long-lived assets	-	1,331,215	3,041,518
Change in fair value of derivative liability	(2,623,000)	-	(3,697,000)
Unrealized losses on marketable securities	4,980	694	5,750
Amortization of debt discount	1,496,884	-	3,289,384
Changes in Assets and Liabilities
Increase in prepaid and other current assets	(21,192)	-	(21,398)
Increase in accounts payable and accrued expenses	109,950	-	234,950
Increase in accrued interest	1,573,463	-	2,841,131
Net cash used in operating activities	(275,582)	(190,014)	(1,168,394)

Investing activities:
Restricted cash	174,459	(170,380)	(286,800)
Proceeds from sale of trading securities	276,075	354,319	1,090,471
Purchases of trading securities	(462,054)	(459,687)	(1,553,906)
Net cash used in investing activities	(11,520)	(275,748)	(750,235)

Financing activities
Line of credit	-	-	8,407
Proceeds from advances	-	-	732,497
Proceeds from issuance of senior secured convertible debenture	120,000	-	770,000
Proceeds from issuance of promissory notes	30,000	-	30,000
Capital contribution	-	435,770	420,653
Net cash provided by financing activities	150,000	435,770	1,961,557

(Decrease) Increase in cash	(137,102)	(29,992)	42,928

Cash and cash equivalents, beginning of period	180,030	56,743	-
Cash and cash equivalents, end of period	$42,928	$26,751	$42,928

NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas properties, unproven	$-	$-	$24,141,518
Debt discount derived from derivative liability - Convertible debentures	-	-	406,000
Debt discount derived from derivative liability - Senior Secured convertible debentures	45,000	-	5,324,000

Reverse merger liabilities and equity adjustments
Accrued interest	-	-	1,154,193
Senior secured convertible debenture	-	-	27,640,712
Convertible debentures	-	-	6,083,026

Total	$45,000	$-	$64,749,449

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

In addition, as of June 30, 2011, the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability.  All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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

Fair Value Framework

The following table reconciles, for the six months ended June 30, 2011, the beginning and ending balances for financial instruments that are recognized at fair value using level 3 inputs in the condensed consolidated financial statements:

Balance of derivative liability as of December 31, 2010	$4,611,000

Additional liability incurred	45,000

Change in fair value during period	(2,623,000)

Balance at June 30, 2011	$2,033,000

Net Loss per Share of Common Stock

The Company’s basic loss per common share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts. Diluted loss per share does not include common stock equivalents, as these shares would have no effect. The computation of diluted loss per share also does not assume conversion, exercise or contingent exercise of securities due to the beneficial conversion of related party accounts, as this would be anti-dilutive.

The computation of basic and diluted net loss attributable to common stockholders is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Loss attributable to common stockholders	$(1,609,000)	$(152,000)	$(817,000)	$(1,522,000)
Weighted-average common shares outstanding	2,879,307,000	2,060,134,000	2,879,307,000	1,721,944,000

Basic and diluted loss per share	$-	$-	$-	$-

Potentially Dilutive Securities

The following table summarizes the potentially dilutive securities which were excluded from the above computation of basic and diluted net loss per share of common stock due to their anti-dilutive effect:

	June 30, 2011		June 30, 2010

Warrants	2,250,000		-

Senior secured convertible debentures	100,691,000,000	*	-

Convertible debentures	65,908,000,000	*	-

*The convertible debentures exceeded the number of authorized common shares and as a result weighted average shares outstanding, fully diluted, is the maximum authorized number of common shares, 10,000,000,000.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Oil and Gas Properties, Unproven

Summary

As of June 30, 2011 the remaining capitalized costs of Oil and Gas Properties, unproved are summarized as follows:

	Acquisition Costs	Impairment	Total
Coos Bay Basin Property
Year ended 2008	$24,141,000	$-	$24,141,000
Year ended 2009	-	-	-
Year ended 2010	-	(3,041,000)	(3,041,000)
6 months ended June 30, 2011	-	-	-
	-	-	-
Inception through June 30, 2011	$24,141,000	$(3,041,000)	$21,100,000

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

The Company has established procedures for a continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures.  Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues.  The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations.  The Company incurred no material environmental investigation, compliance and remediation costs for the six months ended June 30, 2011 and 2010.  The Company is unable to predict whether its future operations will be materially affected by these laws and regulations.  It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

5.	Convertible Debentures, Derivative Liability, and Debt Discount

 The following is a summary of the Company’s convertible debenture arrangements as of June 30, 2011:

Current portion of convertible debentures:
Convertible debenture payable to YA Global due December 2010 – 5%	$592,000
Convertible debenture payable to YA Global due December 2010 – 12%	570,000
Convertible debenture payable to YA Global due December 2010 – 5%	921,000
Convertible debenture payable to YA Global due December 2011– 12%	4,000,000
Debt discount (original debt discount of $2,685,000)	(729,000)
Total current convertible debentures	$5,354,000

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Convertible Debentures, Derivative Liability and Debt Discount (Continued)

The following is a summary of the Company’s senior secured convertible debenture arrangements as of June 30, 2011:

Current portion of senior secured convertible debentures:
Senior secured convertible debenture payable to YA Global due August 2012 – 9%	$27,641,000
Senior secured convertible debenture payable to YA Global due August 2012 – 9%	650,000
Senior secured convertible debenture payable to YA Global due August 2012 – 9%	120,000
Debt discount (original debt discount of $3,045,000)	(1,712,000)
Total current senior secured convertible debentures	$26,699,000

Technical default

As of June 30, 2011 the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability.  All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

Derivative Liability –Conversion Option

Price protection features of the convertible debentures required the Company to treat the conversion options in the Company’s senior secured convertible debentures and convertible debentures as a derivative liability.  The Company used the Black-Scholes option pricing model to calculate the fair value of the conversion options.

Assumptions utilized to calculate the fair value of the derivative liability were as follows:

	December 31,	June 30,
	2010	2011

Risk Free Interest Rate	2.5%	1%
Volatility	100%	75%
Term	1.00 years	.5 years
Dividend Rate	0%	0%
Closing Price of Common Stock	$0.0001	$0.0001

6.	Promissory Note

On June 30, 2011, the Company issued to YA Global Investments, L.P., a short term promissory note in the principal amount of $30,000.  The note bears interest at the rate of 10% per annum, payable at maturity.  The maturity date of the note is June 30, 2012.  The note is secured by a pledge of all of the assets of the Company previously granted to the Lender.

7.	Line of Credit

The Company has a $740,000 line of credit from a bank, which includes stand-by letters of credit totaling $675,000 related to the Company’s oil and gas properties.  Advances under the line bear interest at approximately 4.2%.  Borrowings are collateralized by treasury bonds held as trading securities and a money market account presented in restricted cash.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	Subsequent Events

On August 25, 2011, the Company issued to YA Global Investments, L.P., a short term promissory note dated August 25, 2011 in the principal amount of $88,000.  The note bears interest at the rate of 10% per annum, payable at maturity.  The maturity date of the note is August 25, 2012.  The note is secured by a pledge of all of the assets of the Company previously granted to the Lender.

On October 25, 2011, the Company issued to YA Global Investments, L.p., a promissory note dated October 25, 2011 in the principal amount of $50,000.  The note bears interest at the rate of 10% per annum, payable at maturity.  The maturity date of the note is October 30, 2012.  The note is secured by a pledge of all of the assets of the Company previously granted to the Lender.

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

Results of Operations – three months ended June 30, 2011 compared to three months ended June 30, 2010

Revenues

There were no revenues from continuing operations for the three months ended June 30, 2011 and 2010.

Cost of Revenues

There was no cost of revenues for the three months ended June 30, 2011 and 2010.

Net Loss

The Company had a net loss of approximately $1,609,000 for the three months ended June 30, 2011 versus a net loss of approximately $152,000 for the three months ended June 30, 2010.

The increase in net loss was predominately the result of the increase in interest expense, most of which is related to the debt obtained in the reverse merger that occurred in the third quarter of 2010.  The Company also recognized a gain on the fair value of the derivative liability of approximately $151,000 in the second quarter of 2011.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees increased $66,000 from approximately $153,000 for the second quarter of 2010 to approximately $219,000 for the second quarter of 2011.

Variances in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the three months ended June 30, 2011 and 2010 are as follows.  Mineral right lease expense decreased approximately $82,000 from approximately $112,000 in the three months ended June 30, 2010 compared to $30,000 in the three months ended June 30, 2011.  Consulting fees increased from $0 in the three months ended June 30, 2010 to approximately $151,000 in the three months ended June 30, 2011.  Insurance expense increased approximately $5,000 from approximately $3,000 during the three months ended June 30, 2010 to approximately $8,000 during the three months ended June 30, 2011.

During the second quarter of 2010 the Company did not perform extensive activities on the properties owned, except for general maintenance to keep the leases in suitable working order.  The increased level of overall expenses can be attributed to the increased levels of exploration activities in the second quarter of 2011.  The decrease in the mineral right lease expense in 2011 is due in part to the abandonment of the Chehalis Basin Property in 2010.

Professional fees decreased approximately $20,000 from approximately $40,000 in the three months ended June 30, 2010 to approximately $20,000 during the three months ended June 30, 2011.

We expect to incur significant additional professional fees as we continue to proceed with our exploration activities.

Results of Operations – six months ended June 30, 2011 compared to six months ended June 30, 2010

Revenues

There were no revenues from continuing operations for the six months ended June 30, 2011 and 2010.

Cost of Revenues

There was no cost of revenues for the six months ended June 30, 2011 and 2010.

Net Loss

The Company had a net loss of approximately $817,000 for the six months ended June 30, 2011 versus a net loss of approximately $1,522,000 for the six months ended June 30, 2010.

The decrease in net loss was predominately the result of the decrease in the loss of the derivative liability of $2,623,000.  The decrease was offset by approximately $3,065,000 in interest expense incurred during the first six months of 2011.

During the first half of 2010, the Company had an impairment loss of approximately $1,331,000 from the abandonment of the Chehalis Basin Property.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees increased from approximately $191,000 for the six months ended June 30, 2010 to approximately $370,000 for the six months ended June 30, 2011, for an increase of approximately $179,000.

Variances in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the six months ended June 30, 2011 and 2010 are as follows.  Mineral right lease expense decreased approximately $63,000 from approximately $124,000 in the six months ended June 30, 2010 compared to $61,000 in the six months ended June 30, 2011.  Consulting fees increased from $0 in the six months ended June 30, 2010 to approximately $226,000 in the six months ended June 30, 2011.

During the first half of 2010 the Company did not perform extensive activities on the properties owned, except for general maintenance to keep the leases in suitable working order.  The increased level of overall expenses can be attributed to the increased levels of exploration activities in the first half of 2011.  The decrease in the mineral right lease expense in 2011 is due in part to the abandonment of the Chehalis Basin Property in 2010.

Professional fees decreased approximately $19,000 from approximately $63,000 in the six months ended June 30, 2010 to approximately $44,000 during the six months ended June 30, 2011.

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

Liquidity and Capital Resources

Our liquid assets, consisting of cash on hand, restricted cash and trading securities were approximately $787,000 as of June 30, 2011. As of June 30, 2011 our working capital deficit was approximately $37 million.

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

During the six months ended June 30, 2011, the Company had a net decrease in cash of approximately $137,000.  Our principal sources and uses of funds were as follows:

Cash used in operating activities.  For the six months ended June 30, 2011, the Company used approximately $276,000 in cash for operating activities as compared to approximately $190,000 for the six months ended June 30, 2010.  This increase of approximately $86,000 was due primarily to the increase in general and administrative expenses as a result of increased operations during the first half of the year.

Cash used in investing activities.  For the six months ended June 30, 2011, the Company used approximately $12,000 in net cash from investing activities as compared to using approximately $276,000 for the six months ended June 30, 2010.  This decrease of approximately $264,000 was due primarily to activity in trading securities during the year.

Cash provided by financing activities.  For the six months ended June 30, 2011, the Company received approximately $150,000 in cash from financing activities as compared to approximately $436,000 for the six months ended June 30, 2010.  This decrease of approximately $286,000 was due primarily to the capital contributions received during the first six months of 2010, as compared to only proceeds from issuance of debt received in the first half of 2011.

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

Oil and Gas Properties

The Company utilizes the successful efforts method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of June 30, 2011, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of June 30, 2011, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended June 30, 2011 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

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

(b) Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CARBONICS CAPITAL CORPORATION

Date: November 3, 2011	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Executive Officer

Date: November 3, 2011	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer