Form 10-Q
period 2011-09-30
CARBONICS CAPITAL CORP
filed 2011-11-14
CIK 1102414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________ .

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
Yes  ☐ No ☑

As of November 11, 2011 the Registrant had the following number of shares of its capital stock outstanding: 2,879,307,140 shares of Common Stock, par value $0.0001 and 921,890 shares of Series C Preferred Stock, par value $0.001, which are convertible, in accordance with their terms, into a number of shares of Common Stock equal to 73.75% of the fully-diluted outstanding shares of Common Stock.

Table of Contents

Page
Part I. Financial Information
Item 1: Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2011 and 2010 (with cumulative totals since inception)	4
Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the period December 23, 2008 (Inception) through September 30, 2011	5
Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010 (with cumulative totals since inception)	6
Notes to Condensed Consolidated Financial Statements	7
Item 2: Management’s Discussion and Analysis	12
Item 3: Quantitative and Qualitative Disclosures About Market Risk	15
Item 4: Controls and Procedures	15
Part II. Other Information	16
Item 1: Legal Proceedings	16
Item 1A: Risk Factors	16
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3: Defaults Upon Senior Securities	16
Item 4: Removed and Reserved	16
Item 5: Other Information	16
Item 6: Exhibits	16
Signatures	17
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

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
Assets
Current assets:
Cash and cash equivalents	$9,626	$180,030
Restricted cash	21,752	461,259
Trading securities - Restricted	716,875	276,686
Prepaid and other current assets	85,216	206
Total current assets	833,469	918,181
Oil and gas properties, unproven	21,100,000	21,100,000
Total assets	$21,933,469	$22,018,181
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Senior secured convertible debenture, net of discount	$27,070,796	$25,895,212
Account payable and accrued expenses	386,400	125,000
Line of credit	17,679	8,407
Convertible debentures	5,738,026	4,586,026
Promissory notes	118,000	-
Accrued interest	4,798,562	2,421,861
Derivative liability	1,299,000	4,611,000
Total current liabilities	39,428,463	37,647,506
Stockholders' deficiency:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; Series C Voting Convertible, 921,890 shares issued and outstanding	921	921
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 2,879,307,140 shares issued and outstanding	287,931	287,931
Additional paid-in capital	(9,872,115)	(9,872,115)
Accumulated deficiency during exploration stage	(7,911,731)	(6,046,062)
Total stockholders' deficiency	(17,494,994)	(15,629,325)
Total liabilities and stockholders' deficiency	$21,933,469	$22,018,181

See accompanying notes to condensed consolidated financial statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from December 23, 2008 (inception) to September 30,
	2011	2010	2011	2010	2011
Net sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
	-	-	-	-	-
Operating expenses
Impairment loss	-	-	-	1,331,215	3,041,518
General and administrative expenses	214,476	162,669	584,118	488,006	1,595,242
Total operating expenses	214,476	162,669	584,118	1,819,221	4,636,760
Loss from operations	(214,476)	(162,669)	(584,118)	(1,819,221)	(4,636,760)
Interest income (expense)	(1,562,919)	(354,047)	(4,627,796)	(1,062,140)	(7,694,641)
Change in fair value of derivative liability	734,000	-	3,357,000	-	4,431,000
Gains (Losses) from trading securities	(5,607)	94	(10,755)	381	(11,330)
Loss before income tax provision	(1,049,002)	(516,622)	(1,865,669)	(2,880,980)	(7,911,731)
Income tax provision	-	-	-	-	-
Net loss	$(1,049,002)	$(516,622)	$(1,865,669)	$(2,880,980)	$(7,911,731)
Basic and diluted loss per common share	$-	$-	$-	$-
Weighted average number of common shares outstanding, basic and diluted	2,879,307,000	2,879,307,000	2,879,307,000	2,110,579,000

See accompanying notes to condensed consolidated financial statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD DECEMBER 23, 2008 (INCEPTION) TO SEPTEMBER 30, 2011
(UNAUDITED)

	Series C Voting Convertible preferred stock issued		Common Stock Issued		Additional Paid-in	Deficit Accumulated During Exploration	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
December 23, 2008 contribution of assets	-	$-	-	$-	$24,141,518	$-	$24,141,518
Reverse merger recapitalization	805,767	806	127,279,406	12,728	(13,534)	-	-
Balance, December 31, 2008	805,767	806	127,279,406	12,728	24,127,984	-	24,141,518
Shares issued prior to reverse merger by acquiree	166,275	-	355,562,697	-	-	-	-
Capital contribution	-	-	-	-	732,497	-	732,497
Reverse merger recapitalization	-	166	-	35,556	(35,722)	-	-
Net loss	-	-	-	-	-	(213,110)	(213,110)
Balance, December 31, 2009	972,042	972	482,842,103	48,284	24,824,759	(213,110)	24,660,905
Shares issued prior to reverse merger by acquiree	(50,152)	-	2,396,465,037	-	-	-	-
Capital contribution	-	-	-	-	420,653	-	420,653
Reverse merger recapitalization	-	(51)	-	239,647	(35,117,527)	-	(34,877,931)
Net loss	-	-	-	-	-	(5,832,952)	(5,832,952)
Balance, December 31, 2010	921,890	921	2,879,307,140	287,931	(9,872,115)	(6,046,062)	(15,629,325)
Net loss	-	-	-	-	-	(1,865,669)	(1,865,669)
Balance, September 30, 2011	921,890	$921	2,879,307,140	$287,931	$(9,872,115)	$(7,911,731)	$(17,494,994)

See accompanying notes to condensed consolidated financial statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,		Cumulative Period from December 23, 2008 (inception) to September 30,
Operating activities:	2011	2010	2011
Net Loss	$(1,865,669)	$(2,880,980)	$(7,911,731)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment of long-lived assets	-	1,331,215	3,041,518
Change in fair value of derivative liability	(3,357,000)	-	(4,431,000)
Unrealized losses (gains) on marketable securities	5,609	(94)	6,379
Amortization of debt discount	2,252,584	-	4,045,084
Changes in Assets and Liabilities
Increase in prepaid and other current assets	(85,010)	(805)	(85,216)
Increase in accounts payable and accrued expenses	261,400	63,949	386,400
Increase in accrued interest	2,385,973	1,054,199	3,653,641
Net cash used in operating activities	(402,113)	(432,516)	(1,294,925)

Investing activities:
Receipt of restricted cash	439,507	109,007	(21,752)
Proceeds from sale of trading securities	302,053	355,000	1,116,449
Purchases of trading securities	(747,851)	(736,960)	(1,839,703)
Net cash used in investing activities	(6,291)	(272,953)	(745,006)

Financing activities
Proceeds from line of credit	-	6,994	8,407
Proceeds from advances	-	-	732,497
Proceeds from issuance of senior secured convertible debenture	120,000	650,000	770,000
Proceeds from issuance of promissory notes	118,000	-	118,000
Capital contribution	-	420,653	420,653
Net cash provided by financing activities	238,000	1,077,647	2,049,557

(Decrease) Increase in cash	(170,404)	372,178	9,626

Cash and cash equivalents, beginning of period	180,030	56,743	-
Cash and cash equivalents, end of period	$9,626	$428,921	$9,626
NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas properties, unproven	$-	$-	$24,141,518
Debt discount derived from derivative liability - Convertible debentures	-	44,000	406,000
Debt discount derived from derivative liability - Senior Secured convertible debentures	45,000	9,431,000	5,324,000

Reverse merger liabilities and equity adjustments			-
Accrued interest	-	1,154,193	1,154,193
Senior secured convertible debenture	-	18,209,712	27,640,712
Convertible debentures	-	6,039,026	6,083,026

Total	$45,000	$34,877,931	$64,749,449

See accompanying notes to condensed consolidated financial statements.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.  Basis of Presentation and Nature of Organization

Nature of Operations

Carbonics Capital Corporation’s wholly owned subsidiary, Westport Acquisition LLC and its wholly owned subsidiary, Westport Energy, LLC (the Company), was formed in December 2008, in the State of Delaware, as a limited liability company. Westport Energy is an exploration stage company engaged in the exploration for coalbed methane in the Coos Bay region of Oregon. Westport Energy holds leases to approximately 104,000 acres of prospective coalbed methane lands in the Coos Bay Basin.

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

In addition, as of September 30, 2011, the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability.  All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  Summary of Significant Accounting Policies (Continued)

Fair Value Framework

The following table reconciles, for the nine months ended September 30, 2011, the beginning and ending balances for financial instruments that are recognized at fair value using level 3 inputs in the condensed consolidated financial statements:

Balance of derivative liability as of December 31, 2010	$4,611,000
Additional liability incurred	45,000
Change in fair value during period	(3,357,000)
Balance at September 30, 2011	$1,299,000

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

The computation of basic and diluted net loss attributable to common stockholders is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Loss attributable to common stockholders	$(1,049,000)	$(517,000)	$(1,866,000)	$(2,881,000)
Weighted-average common shares outstanding	2,879,307,000	2,879,307,000	2,879,307,000	2,110,579,000

Basic and diluted loss per share	$-	$-	$-	$-

Potentially Dilutive Securities

The following table summarizes the potentially dilutive securities which were excluded from the above computation of basic and diluted net loss per share of common stock due to their anti-dilutive effect:

	September 30, 2011		September 30, 2010
Warrants	2,250,000		-
Senior secured convertible debentures	100,691,000,000	*	-
Convertible debentures	65,908,000,000	*	-

*
The convertible debentures exceeded the number of authorized common shares and as a result weighted average shares outstanding, fully diluted, is the maximum authorized number of common shares, 10,000,000,000.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain reclassifications have been made in prior years’ consolidated financial statements to conform to the current year’s presentation.

3.  Oil and Gas Properties, Unproven

Summary

As of September 30, 2011 the remaining capitalized costs of Oil and Gas Properties, unproved are summarized as follows:

	Acquisition Costs	Impairment	Total
Coos Bay Basin Property
Year ended 2008	$24,141,000	$-	$24,141,000
Year ended 2009	-	-	-
Year ended 2010	-	(3,041,000)	(3,041,000)
9 months ended September 30, 2011	-	-	-
Inception through September 30, 2011	$24,141,000	$(3,041,000)	$21,100,000

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

4.  Environmental Matters

The Company has established procedures for a continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures.  Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues.  The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations.  The Company incurred no material environmental investigation, compliance and remediation costs for the nine months ended September 30, 2011 and 2010.  The Company is unable to predict whether its future operations will be materially affected by these laws and regulations.  It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  Convertible Debentures, Derivative Liability, and Debt Discount

 The following is a summary of the Company’s convertible debenture arrangements as of September 30, 2011:

Current portion of convertible debentures:
Convertible debenture payable to YA Global due December 2010 – 5%	$592,000
Convertible debenture payable to YA Global due December 2010 – 12%	570,000
Convertible debenture payable to YA Global due December 2010 – 5%	921,000
Convertible debenture payable to YA Global due December 2011– 12%	4,000,000
Debt discount (original debt discount of $2,685,000)	(345,000)
Total current convertible debentures	$5,738,000

The following is a summary of the Company’s senior secured convertible debenture arrangements as of September 30, 2011:

Current portion of senior secured convertible debentures:
Senior secured convertible debenture payable to YA Global due August 2012 – 9%	$27,641,000
Senior secured convertible debenture payable to YA Global due August 2012 – 9%	650,000
Senior secured convertible debenture payable to YA Global due August 2012 – 9%	120,000
Debt discount (original debt discount of $3,045,000)	(1,340,000)
Total current senior secured convertible debentures	$27,071,000

Technical default

As of September 30, 2011 the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability.  All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

Derivative Liability –Conversion Option

Price protection features of the convertible debentures required the Company to treat the conversion options in the Company’s senior secured convertible debentures and convertible debentures as a derivative liability.  The Company used the Black-Scholes option pricing model to calculate the fair value of the conversion options.

Assumptions utilized to calculate the fair value of the derivative liability were as follows:

	September 30, 2011	December 31, 2010
Risk Free Interest Rate	1%	2.5%
Volatility	57%	100%
Term	.5 years	1.00 years
Dividend Rate	0%	0%
Closing Price of Common Stock	$0.0001	$0.0001

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY
(AN EXPLORATION COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  Promissory Note

On June 30, 2011, the Company issued to YA Global Investments, L.P., a short term promissory note in the principal amount of $30,000.  On August 25, 2011, the Company issued to YA Global Investments, L.P., a promissory note in the principal amount of $88,000.  The notes bear interest at the rate of 10% per annum, payable at maturity.  The maturity dates of the notes are June 30 and August 31, 2012, respectively.  The notes are secured by a pledge of all of the assets of the Company previously granted to the Lender.

7.  Line of Credit

The Company has a $740,000 line of credit from a bank, which includes stand-by letters of credit totaling $675,000 related to the Company’s oil and gas properties.  Advances under the line bear interest at approximately 4.2%.  Borrowings are collateralized by treasury bonds held as trading securities and a money market account presented in restricted cash.

8.  Subsequent Events

On October 25, 2011, the Company issued to YA Global Investments, L.P., a promissory note dated October 25, 2011 in the principal amount of $50,000.  The note bears interest at the rate of 10% per annum, payable at maturity.  The maturity date of the note is October 30, 2012.  The note is secured by a pledge of all of the assets of the Company previously granted to the Lender.

On November 11, 2011 the Company received a notice of default from the State of Oregon with respect to several oil and gas leases the Company maintains with the State of Oregon due to the expiration of a letter of credit required to be maintained by the Company pursuant to those leases. The Company has been in contact with the State of Oregon to inform them that the Company's bank is no longer issuing letters of credit and that the Company is in the process of arranging for another bank to issue the required letter of credit. The Company intends to continue working with the State of Oregon to cure this event of default.

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

Results of Operations – three months ended September 30, 2011 compared to three months ended September 30, 2010

Revenues

There were no revenues from continuing operations for the three months ended September 30, 2011 and 2010.

Cost of Revenues

There was no cost of revenues for the three months ended September 30, 2011 and 2010.

Net Loss

The Company had a net loss of approximately $1,049,000 for the three months ended September 30, 2011 versus a net loss of approximately $517,000 for the three months ended September 30, 2010.

The increase in net loss was predominately the result of the increase in interest expense, most of which is related to the debt obtained in the reverse merger that occurred in the third quarter of 2010.  The Company also recognized a gain on the fair value of the derivative liability of approximately $734,000 in the third quarter of 2011.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees increased approximately $51,000 from approximately $163,000 for the third quarter of 2010 to approximately $214,000 for the third quarter of 2011.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the three months ended September 30, 2011 and 2010 are as follows.  Mineral right lease expense increased approximately $27,000 from approximately $3,000 in the three months ended September 30, 2010 compared to $30,000 in the three months ended September 30, 2011.  Consulting fees decreased approximately $17,000 from approximately $180,000 in the three months ended September 30, 2010 to approximately $163,000 in the three months ended September 30, 2011.  Insurance expense decreased approximately $5,000 from approximately $12,000 during the three months ended September 30, 2010 to approximately $7,000 during the three months ended September 30, 2011.

Professional fees decreased approximately $86,000 from approximately $92,000 in the three months ended September 30, 2010 to approximately $6,000 during the three months ended September 30, 2011.

The decrease in consulting and professional fees during the three months ended September 30, 2011 can be attributed to the reverse merger which took place during the three months ended September 30, 2010.  We expect to incur significant additional professional fees as we continue to proceed with our exploration activities.

Results of Operations – nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Revenues

There were no revenues from continuing operations for the nine months ended September 30, 2011 and 2010.

Cost of Revenues

There was no cost of revenues for the nine months ended September 30, 2011 and 2010.

Net Loss

The Company had a net loss of approximately $1,866,000 for the nine months ended September 30, 2011 versus a net loss of approximately $2,881,000 for the nine months ended September 30, 2010.

The decrease in net loss was predominately the result of the decrease in the derivative liability of $3,357,000.  The gain was offset by approximately $4,619,000 in interest expense incurred during the first nine months of 2011.

During the first nine months of 2010, the Company had an impairment loss of approximately $1,331,000 from the abandonment of the Chehalis Basin Property.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees increased from approximately $488,000 for the nine months ended September 30, 2010 to approximately $584,000 for the nine months ended September 30, 2011, for an increase of approximately $96,000.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the nine months ended September 30, 2011 and 2010 are as follows.  Mineral right lease expense decreased approximately $36,000 from approximately $127,000 in the nine months ended September 30, 2010 compared to $91,000 in the nine months ended September 30, 2011.  Consulting fees increased approximately $208,000 from approximately $180,000 in the nine months ended September 30, 2010 to approximately $388,000 in the nine months ended September 30, 2011.

During the first nine months of 2010 the Company did not perform extensive activities on the properties owned, except for general maintenance to keep the leases in suitable working order.  The increased level of overall expenses can be attributed to the increased levels of exploration activities in the first nine months of 2011.  The decrease in the mineral right lease expense in 2011 is due in part to the abandonment of the Chehalis Basin Property in 2010.

Professional fees decreased approximately $106,000 from approximately $155,000 in the nine months ended September 30, 2010 to approximately $49,000 during the nine months ended September 30, 2011.

The decrease in professional fees during the nine months ended September 30, 2011 can be attributed to the reverse merger which took place during the three months ended September 30, 2010.  We expect to incur significant additional professional fees as we continue to proceed with our exploration activities.

Impairment loss

In January 2010, the Company determined that the cost to continue exploration of the Chehalis Basin Property outweighed the benefit in which they projected.  Therefore, lease agreements were not renewed with owners and the asset balance was fully impaired. This resulted in an impairment of approximately $1,331,000 during the first quarter of 2010.

Liquidity and Capital Resources

Our liquid assets, consisting of cash on hand, restricted cash and trading securities were approximately $748,000 as of September 30, 2011. As of September 30, 2011 our working capital deficit was approximately $39 million.

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

During the nine months ended September 30, 2011, the Company had a net decrease in cash of approximately $170,000.  Our principal sources and uses of funds were as follows:

Cash used in operating activities.  For the nine months ended September 30, 2011, the Company used approximately $402,000 in cash for operating activities as compared to approximately $433,000 for the nine months ended September 30, 2010.  This increase of approximately $22,000 was due primarily to the increase in general and administrative expenses as a result of increased operations during the first nine months of the year.

Cash used in investing activities.  For the nine months ended September 30, 2011, the Company used approximately $6,000 in net cash from investing activities as compared to using approximately $273,000 for the nine months ended September 30, 2010.  This decrease of approximately $267,000 was due primarily to activity in trading securities during the year.

Cash provided by financing activities.  For the nine months ended September 30, 2011, the Company received approximately $238,000 in cash from financing activities as compared to approximately $1,078,000 for the nine months ended September 30, 2010.  This decrease of approximately $831,000 was due primarily to the proceeds from debt issuance and capital contributions received during the first nine months of 2010, offset by the proceeds from issuance of debt in the first half of 2011.

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

Oil and Gas Properties

The Company utilizes the successful efforts method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of September 30, 2011, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of September 30, 2011, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended September 30, 2011 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

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

(b) Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CARBONICS CAPITAL CORPORATION

Date: November 14, 2011	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Executive Officer

Date: November 14, 2011	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer