Form 10-K
period 2011-12-31
CARBONICS CAPITAL CORP
filed 2012-04-16
CIK 1102414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-K

_________________________

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number: 000-28761

CARBONICS CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3328734 (I.R.S. Employer Identification Number)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on March __, 2012 (based on the closing stock price on the OTC Pink Sheets) on such date was approximately $287,931.

As of March 31, 2012 the Registrant had the following number of shares of its capital stock outstanding: [2,879,307,216] shares of Common Stock, par value $0.0001 and 921,890 shares of Series C Preferred Stock, par value $0.001, which are convertible into a number of shares of Common Stock equal to 73.75% of the fully-diluted outstanding shares of Common Stock.

CARBONICS CAPITAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

“Common Stock” refers to the common stock of Carbonics, par value $.0001.

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

OUR GAS PROPERTIES IN COOS BAY

Coos Bay Leases

Through our subsidiary, Westport Energy, we have under lease approximately 104,000 undeveloped acres in the Coos Bay Basin as of December 31, 2011. In March 2008, Methane Energy Corp., Westport Energy’s predecessor in interest, elected to drop the lease with the Oregon Department of State Lands, which consisted of approximately 11,000 acres under the waterways in the Coos Bay Basin. .. In addition, in January 2010, we determined that the cost to continue exploration of various leases that we had in the Chehalis Basin in the state of Washington outweighed the projected benefits from such leases. Accordingly, these leases were not renewed with their owners. Following our decision to abandon these Washington leases we performed certain reclamation work on the one well that was drilled in the Chehalis Basin, as required pursuant to the applicable lease and as requested in a notice from the state of Washington. While we believe we have satisfied all of our obligations under the applicable Washington leases we have not received any confirmation from the state of Washington to that effect and therefore any potential liability in connection with any remaining obligations under the Washington leases cannot be ascertained at this time.

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

Our short-term strategy involves evaluating whether to proceed with production and flow testing at several pilot wells that have already been drilled on our Coos Bay properties and which we have identified as the best opportunities for such production-testing. We currently have the funding available to perform the production testing at two of these pilot wells, but would need to raise additional funding if, and when, we move forward with production testing at any additional wells. We are seeking out potential partners to potentially facilitate our short-term strategy and subsequent development efforts.

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

Website Technical Information

Our website (www.westportenergy.co) is currently under construction. Once completed, the website will be hosted by a third-party hosting service.

Employees

As of December 31, 2011, we had one (1) employee, our Chief Executive Officer, Stephen J. Schoepfer. Mr. Schoepfer does not currently have an employment agreement with the Company, although we may enter into one with him in the future.

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
9

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

In addition to the NEC Debenture and YA Debenture, we have several additional convertible debentures outstanding in favor of YA Global. The table below summarizes all of our outstanding convertible debentures as of December 31, 2011.

Debenture ID	Debenture Holder	Issuance Date	Maturity Date	Interest Rate	Conversion Price*	Original Principal Amount	Outstanding Principal Amount	Accrued & Outstanding Interest
CCP-3	YA Global	Oct 12, 2005	Dec 31, 2010	5.00%	$0.0001	$1,475,000	$592,360	$259,746
CCP-4	YA Global	Feb 8, 2006	Dec 31, 2010	5.00%	$0.0001	$3,050,369	$920,666	$313,098
GSHF-3-1	YA Global	Jun 26, 2007	Dec 31, 2010	12.00%	$0.00009	$570,000	$570,000	$312,360
CICS-5	YA Global	Jun 30, 2009	Dec 31, 2011	12.00%	$0.00009	$4,000,000	$4,000,000	$1,212,000
CICS-6	New Earthshell	Aug 17, 2010	Aug 31, 2012	9.00%	$0.00013	$27,640,712	$27,640,712	$3,414,575
CICS-7	YA Global	Aug 17, 2010	Aug 12, 2012	9.00%	$0.00009	$650,000	$650,000	$80,438
CICS-8	YA Global	May 25, 2011	Aug 31, 2012	9.00%	$0.00009	$120,000	$120,000	$6,510
CICS-9	YA Global	Dec 6, 2011	Dec 31, 2013	9.00%	$0.00009	$910,000	$910,000	$5,610
CICS-10	YA Global	Dec 6, 2011	Dec 31, 2013	9.00%	$0.00009	$172,411	$172,411	$1,064
						$38,588,492	$35,576,149	$5,605,401

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

On March 5, 2012, the stockholder holding a majority of the Company’s voting stock executed a written consent in lieu of a meeting to approve the reduction in the number of authorized shares of common stock from 10,000,000,000 to 2,000,000,000, which is to take effect on or about April 25, 2012.

Reverse Stock Split

On February 11, 2008, the Company completed a 1 for 20 reverse stock-split. All stock prices, share amounts, per share information, stock options and stock warrants in this report reflect the reverse stock split.

On March 5, 2012, the stockholder holding a majority of the Company’s voting stock executed a written consent in lieu of a meeting to approve a reverse stock split of outstanding common stock at a ratio of 1-for-5,000, which is to be effected on or about April 25, 2012.

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

As a result of our deficiency in working capital at December 31, 2011 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the expansion and continuation of operations.

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

We have limited financial resources and to date, no cash flow from the operations of our Westport Energy business unit and we are dependent for funds on our ability to sell our common stock, primarily on a private placement basis, or issue convertible debt securityj. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any future indebtedness or that we will not default on our future debts, jeopardizing our business viability. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to continue the development of our gas properties, which might result in the loss of some or all of your investment in our common stock.

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
14

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
17

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

Risks Related to Our Debt Financing

We have substantial indebtedness to NEC and its affiliate, YA Global (collectively, the “YA Affiliates”), which is secured by all of our assets. Due to our noncompliance with the repayment terms of the convertible notes, we are in technical default. As a result, the YA Affiliates may foreclose on all of our assets and we may be forced to curtail our operations or sell some or all of our assets to repay the notes.

Events of default include, without limitation:

• Cross default provisions in our senior secured convertible debenture agreements, have resulted in a technical default status for these notes due to the noncompliance with the repayment terms of the convertible notes, which are currently due.

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

Due to the event of technical default under our agreements with the YA Affiliates as a result of nonpayment, the YA Affiliates may enforce its rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities.

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

We believe, but cannot confirm, that speculators may have engaged in a practice commonly known as a “naked short” sale of our common stock, which means that certain brokers may be permitting their short selling customers to sell shares of our common stock that their customers do not own and may have failed to borrow and therefore deliver the shares sold to the purchaser of the shares. We have from time to time been included by NASDAQ on the Regulation SHO Threshold Security List, which is indicative of a significant amount of naked shorting in the stock. Because naked shorting may result in an artificial depression of our stock price, our stockholders could lose all or part of their investment in our common stock. As a result of this naked short selling, there may be a substantial number of purchasers who believe they are our stockholders, but who in fact would not be stockholders since their brokers may never have received any shares of our common stock for their account. In addition, naked short selling may deprive stockholders of the right to vote some or all of their shares.

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

Item 4. Mine safety disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

For most of the period covered below, our common stock was traded on the OTC Bulletin Board under the symbol CICS. In 2011, our common stock began trading on the OTC Pink Sheets. The following table, based on Bloomberg L.P., reflects quarterly high and low bid prices of our common stock from January 1, 2010 through December 31, 2011. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	.00331	.00013
September 30, 2011	.00013	.00013
June 30, 2011	.00013	.00013
March 31, 2011	.00013	.00013
Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	.00013	.00013
September 30, 2010	.00013	.00013
June 30, 2010	.00031	.00013
March 31, 2010	.0005	.00013

On March 30, 2012, the closing bid price for our common stock was $0.00013.

As of March 30, 2012, there were (i) 2,879,307,216 shares of our common stock outstanding, which were held by approximately 150 stockholders of record, not including persons or entities that hold the stock in nominee or "street name” through various brokerage firms and (ii) 921,890 shares of our Series C preferred stock outstanding, which were held by 1 stockholder of record. The shares of Series C Preferred stock are convertible by the holder of such shares, in accordance with their rights and preferences, into a number of shares of Common Stock equal to 73.75% of the fully-diluted outstanding shares of Common Stock.

Dividend Policy

We have never paid any cash dividends on our common stock and anticipate that, for the foreseeable future, no cash dividends will be paid on our common stock.

Equity Compensation Plans Information

See the information provided under “Item 12.—Security Ownership of Certain Beneficial Owners and Related Stockholder Matters—Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the fourth quarter of 2011.

Purchases of Equity Securities

There were no repurchases made for any class or series of securities in a month within the fourth quarter of the fiscal year ended December 31, 2011.

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

Results of Operations - December 31, 2011 compared to December 31, 2010

Revenues

There were no revenues from continuing operations for the years ended December 31, 2011 and 2010.

Cost of Revenues

There was no cost of revenues the years ended December 31, 2011 and 2010.

Net Loss

The Company had a net loss of approximately $16,562,000 for the year ended December 31, 2011 versus approximately $5,833,000 for the year ended December 31, 2010.

The increase in net loss was predominately impacted by the impairment loss of approximately $10,625,000 recorded during the year ended December 31, 2011 compared to approximately $3,042,000 recorded during the year ended December 31, 2010. Additionally, interest expense increased due to the higher levels of debt throughout 2011 from approximately $3,063,000 during the year ended December 31, 2010 to $6,169,000 for the year ended December 31, 2011. These increases were offset by the change in fair value of the derivative liability of approximately $1,037,000 during the year ended December 31, 2011 compared to $1,074,000 during the year ended December 31, 2010.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees decreased during the year from approximately $801,000 for the year ended December 31, 2010 to approximately $791,000 for the year ended December 31, 2011, for a decrease of approximately $10,000.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the years ended December 31, 2011 and 2010 are as follows. Mineral right lease expense decreased approximately $75,000 from approximately $196,000 in the year ended December 31, 2010 compared to approximately $121,000 in the year ended December 31, 2011. Consulting fees increased approximately $164,000 from approximately $355,000 in the year ended December 31, 2010 to approximately $519,000 in the year ended December 31, 2011. The increase in consulting fees during 2011 is attributable to the increased level of exploration activities.

Professional fees decreased approximately $87,000 from approximately $143,000 in the year ended December 31, 2010 to approximately $56,000 during the year ended December 31, 2011. This decrease was due to the substantial professional fees incurred in connection with the acquisition of Westport Energy in August 2010.

We expect to incur significant additional consulting and professional fees as we continue to proceed with our exploration activities.

Impairment loss

During the years ended December 31, 2011 and 2010 we impaired the carrying value of our oil and gas properties by approximately $10,625,000 and $3,042,000, respectively.

The 2011 impairment was the difference between the carrying value and the fair value on December 31, 2011. The fair value was prepared by valuation experts using level 3 inputs in a discounted cash flow model.

The 2010 impairment resulted when the Company determined that the cost to continue exploration of the Chehalis Basin Property outweighed the benefit in which they projected. Therefore, lease agreements were not renewed with owners and the asset balance was fully impaired. This resulted in an impairment of approximately $1,331,000 during the first quarter of 2010.

The carrying value of the Coos Bay oil and gas properties was impaired during the fourth quarter for approximately $1,710,000.  The impairment was the difference between the carrying value and the fair value on December 31, 2010.  The fair value was prepared by valuation experts using level 3 inputs in a discounted cash flow model.

Liquidity and Capital Resources

Our liquid assets, consisting of cash on hand, restricted cash and trading securities was approximately $1,601,000 as of December 31, 2011, compared with approximately $918,000 at December 31, 2010. As of December 31, 2011 our working capital deficit was approximately $42.7 million.

During the year the Company raised $1,202,411 on terms similar to other notes the Company incurred at the time of the reverse merger. Those funds will be used to supply funding for the day-to-day activities while we continue to try and find additional sources of financing to fund the Company’s activities.

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

During the year ended December 31, 2011, the Company had a net increase in cash of approximately $676,000. Our principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2011, the Company used approximately $517,000 in cash for operating activities as compared to approximately $680,000 for the year ended December 31, 2010. This decrease of approximately $163,000 or 25% was due primarily to the decrease in general and administrative expenses as a result of the decrease in professional fees and mineral right lease payments.

Cash used in investing activities. For the year ended December 31, 2011, the Company used approximately $19,000 in net cash from investing activities as compared to using approximately $275,000 for the year ended December 31, 2010. This decrease of approximately $256,000 was due primarily to activity in trading securities during the year.

Cash provided by financing activities. For the year ended December 31, 2011, the Company received approximately $1,212,000 in cash from financing activities as compared to approximately $1,078,000 for the year ended December 31, 2010. This increase of approximately $134,000 was due primarily to the proceeds from the issuance of senior secured convertible debt during the year.

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

Oil and Gas Properties

The Company utilizes the successful efforts method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of December 31, 2011, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of December 31, 2011, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2011.

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

Changes in Internal Controls Over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Board of Directors and Executive Officers

Name	Age	Position
Stephen J. Schoepfer	53	Director & Chief Executive Officer

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

Board Committees

Our Board of Directors does not have standing audit, nominating or compensation committees. Instead, the functions that might be delegated to such committees are carried out by our entire Board of Directors, to the extent required.   Our Board of Directors does not anticipate forming one or more of such committees during our 2012 fiscal year.

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

Based solely on our review of the copies of such forms received by it with respect to fiscal year 2011, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

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

Summary Compensation Table

The following table provides information concerning compensation of Carbonics’ named executives for Carbonics’ last two completed fiscal years ending December 31, 2010 and 2011.

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Stephen J. Schoepfer, Chief Executive Officer	2011 2010	185,000 185,000	__ —	__ —	__ —	__ —	__ —	__ —	185,000 185,000

Kevin Kreisler, Former Chairman	2011 2010	— —	— —	__ —	__ —	__ —	__ —	__ —	— —

Paul Miller, Former Chief Executive Officer	2011 2010	— —	— —	— —	— —	— —	— —	— —	— —

Jacqueline Flynn, Former Chief Financial Officer	2011 2010	— —	— —	— —	— —	— —	— —	— —	— —

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

Outstanding Equity Awards at December 31, 2011 Fiscal Year End

As of December 31, 2011, there are no equity compensation plans outstanding under which shares of our common stock are authorized for issuance.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 16, 2012 by (i) each person who is a beneficial owner of more than five percent (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.

Unless otherwise noted, (i) we believe that all persons named in the table will have sole voting and investment power with respect to all common stock beneficially owned by them and (ii) the address of each beneficial owner will be c/o Carbonics Capital Corporation, unless otherwise noted.

Name & Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)	Voting Power(2)	Class (Common Stock/Series C Preferred)
4 Sea-Sons LLC(3)	921,890	100%	73.75%	Series C Preferred

All executive officers and directors as a group (1 person)			73.75%

New Earthshell Corporation(4)	143,677,430 (5)	4.99	0.42	Common

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2)	Based on 2,879,307,216 shares of Carbonics Common Stock issued and outstanding as of April 16, 2012.

(3)	The shares of Series C Preferred Stock, in aggregate, are convertible into a number of shares of Carbonics Common Stock, which upon conversion shall equal 73.75 % of the full-diluted outstanding shares of Carbonics Common Stock. The entire membership interest of 4 Sea-Sons LLC is owned by Stephen J. Schoepfer our Chairman, Chief Executive Officer and Chief Financial Officer. The address for 4 Sea-Sons LLC is c/o Carbonics Capital Corporation, 100 Overlook Center, 2nd Floor, Princeton, NJ 08540.

(4)	New Earthshell is wholly owned by YA Global and all investment decisions for New Earthshell are made through Yorkville Advisors, LLC, the investment manager of YA Global. The address for Yorkville Advisors is 101 Hudson Street, Suite 3700, Jersey City, NJ 07302.

(5)	The beneficial ownership for New Earthshell includes 12,269,231 shares of common stock held by New Earthshell or its affiliates, plus 131,408,199 shares of the Company’s common stock issuable upon the conversion of the NEC Debenture, but does not include any other shares of the Company’s common stock that may be issuable to New Earthshell or YA Global (an affiliate of New Earthshell Corporation) upon conversion of the NEC Debenture, the Existing YA Global Debentures, the New YA Global Debenture, or warrants held by YA Global, as each prevents the holder (or its affiliates) from acquiring more than 4.99% of the Company’s common stock.

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

ITEM 14. Principal Accounting Fees and Services

Rosenberg Rich Baker Berman & Company, P.A. (“RRBB”) has served as our independent auditors since 2004.

The following table sets forth the aggregate fees billed to Carbonics for the fiscal years ended December 31, 2011 and 2010 by our independent auditors:

	Fiscal Year Ended December 2011		Fiscal Year Ended December 2010
Audit Fees	$74,000	(1)	$30,000	(1)
Audit Related Fees	$-	(2)	$-	(2)
Tax Fees	$-		$-
All Other Fees	$-		$-
Total	$74.000		$30,000

(1) Audit fees for 2011 and 2010 were for professional services rendered for the audit of the Company’s financial statements for the fiscal year including reviews of the Company’s quarterly financial statements.

(2) RRBB did not provide any audit related services.

All Other Fees

There were no other fees billed by RRBB in the years ended December 31, 2011 or December 31, 2010.

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
35

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

10.19

Secured Convertible Debenture dated May 25, 2011 in the principal amount of $120,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.

.

10.20

Amendment No. 1 to Securities Purchase Agreement dated as of May 25, 2011 entered into by and between Carbonics Capital Corporation and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.

.

10.21	Secured Convertible Debenture dated December 6, 2011 in the principal amount of $910,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference.
10.22

Amendment No. 2 to Securities Purchase Agreement dated as of May 25, 2011 entered into by and between Carbonics Capital Corporation and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference.

10.23	Secured Convertible Debenture dated December 6, 2011 in the principal amount of $172,411.00, with YA Global Investments L.P. as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference.
10.24

Amendment No. 3 to Securities Purchase Agreement dated as of May 25, 2011 entered into by and between Carbonics Capital Corporation and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference.

21.1	Subsidiaries of Registrant.*
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer*
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

*Filed herewith

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

INDEX TO

 CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members’ of

Carbonics Capital Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Carbonics Capital Corporations. and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2011 have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses, and at December 31, 2011 these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Rosenberg Rich Baker Berman & Company

Somerset, NJ

April 16, 2012

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

Assets
Current Assets:
Cash and cash equivalents	$856,061	$180,030
Restricted cash	178,021	461,259
Trading securities - Restricted	567,175	276,686
Prepaid and other current assets	70,821	206
Total current assets	1,672,078	918,181

Oil and gas properties, unproven	10,475,000	21,100,000

Total assets	$12,147,078	$22,018,181

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Senior secured convertible debenture, net of discount	$28,150,507	$25,895,212
Account payable and accrued expenses	472,425	125,000
Line of credit	18,238	8,407
Convertible debentures	6,083,026	4,586,026
Accrued interest	5,605,401	2,421,861
Derivative liability	4,009,000	4,611,000
Total current liabilities	44,338,597	37,647,506

Commitments and contingencies	-	-

Stockholders' deficiency:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; Series C Voting Convertible, 921,890 shares issued and outstanding	921	921
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 2,879,307,140 shares issued and outstanding	287,931	287,931

Additional paid-in capital	(9,872,115)	(9,872,115)

Accumulated deficiency during exploration stage	(22,608,256)	(6,046,062)
Total stockholders' deficiency	(32,191,519)	(15,629,325)
Total liabilities and stockholders' deficiency	$12,147,078	$22,018,181

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,		Cumulative Period
	2011	2010	from December 23, 2008 (inception) to December 31, 2011
Net sales	$-	$-	$-
Cost of sales	-	-	-
	-	-	-

Operating expenses
Impairment loss	10,625,000	3,041,518	13,666,518
General and administrative expenses	791,275	801,402	1,802,399

Total operating expenses	11,416,275	3,842,920	15,468,917

Loss from operations	(11,416,275)	(3,842,920)	(15,468,917)

Other income (expense)
Interest expense, net	(6,168,742)	(3,063,457)	(9,235,587)
Change in fair value of derivative liability	1,037,000	1,074,000	2,111,000
Losses from trading securities	(14,177)	(575)	(14,752)

Loss before income tax provision	(16,562,194)	(5,832,952)	(22,608,256)

Income tax provision	-	-	-

Net loss	$(16,562,194)	$(5,832,952)	$(22,608,256)

Basic and diluted loss per common share	$(0.01)	$-

Weighted average number of common shares outstanding, basic and diluted	2,879,307,000	2,303,823,000

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD DECEMBER 23, 2008 (INCEPTION) TO DECEMBER 31, 2011

	Series C Voting Convertible preferred stock issued		Common Stock Issued			Deficit Accumulated
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	During Exploration Stage	Total Stockholders' Deficiency
December 23, 2008 contribution of assets	-	$-	-	$-	$24,141,518	$-	$24,141,518

Reverse merger recapitalization	805,767	806	127,279,406	12,728	(13,534)	-	-

Balance, December 31, 2008	805,767	806	127,279,406	12,728	24,127,984	-	24,141,518

Shares issued prior to reverse merger by acquiree	166,275	-	355,562,697	-	-	-	-

Capital contribution	-	-	-	-	732,497	-	732,497

Reverse merger recapitalization	-	166	-	35,556	(35,722)	-	-

Net loss	-	-	-	-	-	(213,110)	(213,110)

Balance, December 31, 2009	972,042	972	482,842,103	48,284	24,824,759	(213,110)	24,660,905

Shares issued prior to reverse merger by acquiree	(50,152)	-	2,396,465,037	-	-	-	-

Capital contribution	-	-	-	-	420,653	-	420,653

Reverse merger recapitalization	-	(51)	-	239,647	(35,117,527)	-	(34,877,931)

Net loss	-	-	-	-	-	(5,832,952)	(5,832,952)

Balance, December 31, 2010	921,890	$921	2,879,307,140	$287,931	$(9,872,115)	$(6,046,062)	$(15,629,325)

Net loss	-	-	-	-	-	(16,562,194)	(16,562,194)

Balance, December 31, 2011	921,890	$921	2,879,307,140	$287,931	$(9,872,115)	$(22,608,256)	$(32,191,519)

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,		Cumulative Period from December 23, 2008
Operating activities:	2011	2010	(inception) to December 31, 2011
Net Loss	$(16,562,194)	$(5,832,952)	$(22,608,256)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment of long-lived assets	10,625,000	3,041,518	13,666,518
Change in fair value of derivative liability	(1,037,000)	(1,074,000)	(2,111,000)
Unrealized (gains) losses on trading securities	11,895	944	12,665
Amortization of debt discount	2,984,884	1,792,500	4,777,384
Changes in Assets and Liabilities
Prepaid and other current assets	(70,615)	(206)	(70,821)
Increase in accounts payable and accrued expenses	347,425	125,000	472,425
Increase in accrued interest	3,183,540	1,267,668	4,451,208
Net cash used in operating activities	(517,065)	(679,528)	(1,409,877)

Investing activities:
Restricted cash	283,238	(352,252)	(178,021)
Proceeds from sale of trading securities	729,389	814,396	1,543,785
Purchases of trading securities	(1,031,773)	(737,054)	(2,123,625)
Net cash used in investing activities	(19,146)	(274,910)	(757,861)

Financing activities
Line of credit	9,831	7,072	18,238
Proceeds from advances	-	-	732,497
Proceeds from issuance of senior secured convertible debenture	1,202,411	650,000	1,852,411
Proceeds from issuance of promissory notes	168,000	-	168,000
Retirement of promissory notes in exchange for convertible debenture	(168,000)	-	(168,000)
Capital contribution	-	420,653	420,653
Net cash provided by financing activities	1,212,242	1,077,725	3,023,799

Increase in cash	676,031	123,287	856,061

Cash and cash equivalents, beginning of period	180,030	56,743	-
Cash and cash equivalents, end of period	$856,061	$180,030	$856,061

NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas properties, unproven	$-	$-	$24,141,518
Debt discount derived from derivative liability - Convertible debentures	-	406,000	406,000
Debt discount derived from derivative liability - Senior Secured convertible debentures	435,000	5,279,000	5,714,000

Reverse merger liabilities and equity adjustments
Accrued interest	-	1,154,193	1,154,193
Senior secured convertible debenture	-	27,640,712	27,640,712
Convertible debentures	-	6,083,026	6,083,026
Total	435,000	40,562,931	65,139,449

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

The following table summarizes the amounts recorded into the historical books and records of Westport Energy as of the date of acquisition:

Recognized Amounts of Identifiable Liabilities Assumed
Accrued interest	$ 1,154,193
Convertible debentures	6,083,026
Total identifiable liabilities	$ 7,237,219

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

As of December 31, 2011 the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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

Restricted Cash and trading securities

Restricted cash and trading securities relate to funds held related to a $740,000 line of credit from a financing institution, which includes stand-by letters of credit totaling $425,000 related to the Company’s oil and gas properties.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Trading Securities, restricted

The Company’s trading securities are bought and held principally for the purpose of selling them in the near term and are classified as trading securities. Trading securities are recorded on the balance sheet in current assets at fair value using Level 1 inputs with the change in fair value during the year included in earnings.

The Company’s trading securities are comprised of United States Treasury Bills and Treasury Notes with maturity dates of one year or less and are summarized as follows:

	Unrealized Gains/	Realized Gains/	Fair Value	Fair Value
Trading securities	(Losses)	(Losses)	December 31, 2011	December 31, 2010

United States Treasury Bills	$-	$2	$-	$-
United States Treasury Notes	$(11,895)	$(2,284)	$567,175	$276,686

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

In the first quarter of 2010, the Company determined that the cost to continue exploration of the Chehalis Basin Property outweighed the benefit in which they projected.  Therefore, lease agreements were not renewed with owners and the asset balance was fully impaired. This resulted in an impairment of approximately $1,331,000 recorded during the first quarter of 2010. In addition, the carrying value of the Coos Bay oil and gas properties was impaired during the fourth quarter of 2011 and 2010 for approximately $10,625,000 and $1,710,000, respectively.  The impairments were the difference between the carrying value and the fair value on December 31, 2011 and 2010.  The fair value was prepared by valuation experts using level 3 inputs in a discounted cash flow model.

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

Derivative Financial Instruments

The Company reviewed the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

In connection with the sale of convertible debt and equity instruments, the Company may also issue freestanding options or warrants. If freestanding options or warrants were issued and will be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are first allocated to the fair value of those instruments. When the embedded derivative instrument is to be bifurcated and accounted for as a liability, the remaining proceeds received are then allocated to the fair value of the bifurcated derivative instrument. The remaining proceeds, if any, are then allocated to the convertible instrument, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments.

The discount from the face value of the convertible debt instrument resulting from the allocation of part of the proceeds to embedded derivative instruments and/or freestanding options or warrants is amortized over the life of the instrument through periodic charges to income.

Fair Value Framework

Certain financial assets and liabilities are accounted for at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy prioritizes the inputs used to measure fair value:

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

The following table reconciles, for the year ended December 31, 2011, the beginning and ending balances for financial instruments that are recognized at fair value using level 3 inputs in the consolidated financial statements:

Balance of derivative liability as of December 31, 2010	$4,611,000
Additional liability incurred	435,000

Change in fair value during year	(1,037,000)

Balance at December 31, 2011	$4,009,000

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

The computation of basic and diluted net loss attributable to common stockholders is as follows:

	December 31, 2011	December 31, 2010

Net loss attributable to common stockholders	$16,562,000	$5,833,000

Weighted-average common shares outstanding	2,879,307,000	2,303,823,000

Basic and diluted net loss per share	$(0.01)	$-

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Potentially Dilutive Securities

The following table summarizes the potentially dilutive securities which were excluded from the above computation of basic and diluted net loss per share of common stock due to their anti-dilutive effect:

	December 31, 2011		December 31, 2010

Warrants	2,750,000		2,750,000

Senior secured convertible debentures	233,203,000,000	*	99,358,000,000	*

Convertible debentures	65,908,000,000	*	65,908,000,000	*

*The convertible debentures exceeded the number of authorized common shares and as a result weighted average shares outstanding, fully diluted, is the maximum authorized number of common shares, 10,000,000,000.

3.	Oil and Gas Properties, Unproven

Summary

As of December 31, 2011 the remaining capitalized costs of Oil and Gas Properties, unproved are summarized as follows:

	Acquisition Costs	Impairment	Total
Coos Bay Basin Property
Year ended 2008	$24,141,000	$-	$24,141,000
Year ended 2009	-	-	-
Year ended 2010	-	(3,041,000)	(3,041,000)
Year ended 2011		(10,625,000)	(10,625,000)
Inception through December 31, 2011	-	-	-
Total	$24,141,000	$(13,666,000)	$10,475,000

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

Impairment

During the fourth quarter of 2011 and 2010, the Company determined that the carrying cost of the Coos Bay property exceeded the fair value of the property by approximately $10,625,000 and $1,710,000, respectively. The fair value of the property was independently valued based upon a discounted cash flow using management’s estimates, which are considered level 3 inputs. The differences were recorded as impairment charges in the statement of operations.

4.	Environmental Matters

The Company has established procedures for a continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no material environmental investigation, compliance and remediation costs for the years ended December 31, 2011 and 2010. The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Convertible Debentures, Derivative Liability and Debt Discount

The following is a summary of the Company’s senior secured convertible debenture arrangements:

Senior Secured Convertible Debenture

Senior secured convertible debentures:
	Conversion Price	2011	2010
Due August 2012 – 9%	0.00013	$27,641,000	$27,641,000
Due August 2012 – 9%	0.00009	650,000	650,000
Due August 2012 – 9%	0.00009	120,000	-
Due December 2013– 9%	0.00009	910,000	-
Due December 2013– 9%	0.00009	172,000	-
Debt discount of $3,435,000 and 3,000,000	-	(1,342,000)	(2,396,000)
Total senior secured convertible debentures		$28,151,000	$25,895,000

The senior secured convertible debentures (“senior debentures”), plus accrued interest are convertible into common stock at various conversion rates which are subject to adjustment and beneficial ownership limitations. The conversion rates are subject to reduction based on the volume weighted average price (“VWAP”) for the period preceding the conversion date or other date of determination, based upon the contractual provisions included in the debenture agreements.

The senior debentures are secured by a Guaranty and Security agreement dated August 17, 2010 provided by Westport Energy and Westport Acquisition provided to NEC and YA Global pursuant to which the guarantors unconditionally and irrevocably guarantee the full payment and performance of obligations the Company owes to NEC. In addition, the grantors of the security agreement grant to NEC security interest in all the assets and personal property of each grantor in order to secure the obligations under the NEC note.

Convertible Debenture

The following is a summary of the Company’s convertible debenture arrangements:

Convertible debentures:
	Conversion Price	2011	2010
Due December 2010 – 5%	0.00010	$592,000	$592,000
Due December 2010 – 12%	0.00009	570,000	570,000
Due December 2010 – 5%	0.00010	921,000	921,000
Due December 2011– 12%	0.00009	4,000,000	4,000,000
Debt discount	-	-	(1,497,000)
Total convertible debentures		$6,083,000	$4,586,000

The convertible debentures (“debentures”), plus accrued interest are convertible into common stock of the Company at a conversion rate generally based on the lower of $.10 or 90% of the average of the three lowest closing market prices of the Company's stock for the thirty days preceding conversion, subject to adjustment and beneficial ownership limitations.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Convertible Debentures, Derivative Liability and Debt Discount (Continued)

Technical default

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

Assumptions utilized to calculate the fair value of the derivative liability were as follows:

	December 31,	December 31,
	2011	2010

Risk Free Interest Rate	1%	2.5%
Volatility	67%	100%
Term	.7 years	1 year
Dividend Rate	0%	0%
Closing Price of Common Stock	$0.0001	$0.0001

Debt Discount

The Company records debt discount related to the fair value of the conversion options of the convertible notes on the date of issuance. Debt discount is accreted over the term of the respective note. During 2011 and 2010, debt discount of $435,000 and $5,685,000 was recorded related to the issuance of the senior debentures and debentures. During the year ending December 31, 2011 and 2010, the Company recorded accretion expense of approximately $2,985,000 and $1,793,000, respectively.

Accrued Interest

During the year ended December 31, 2011 and 2010 the Company incurred accrued interest of approximately $3,193,000 and $1,268,000, respectively.

6.	Promissory Notes

During 2011, the Company issued to YA Global Investments, L.P., three short term promissory notes in the principal amounts of $30,000, $88,000, and $50,000. The notes bear interest at the rate of 10% per annum, payable at maturity. On December 6, 2011, the three promissory notes were surrendered in consideration of a senior secured promissory note issued on that date for the total value of the three promissory notes, plus accrued interest.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Line of Credit

The Company has a $745,000 line of credit from a bank, which includes stand-by letters of credit totaling $425,000 related to the Company’s oil and gas properties. Advances under the line bear interest at approximately 4.2%. Borrowings are collateralized by treasury bonds held as trading securities and a money market account presented in cash and cash equivalents.

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

Warrants

As of December 31, 2011 and 2010 the Company had 2,750,000 warrants outstanding with an aggregate exercise price of $0.15 per share. The warrants expire on December 31, 2012.

9.	Income Taxes

The (provision) benefit for income taxes was $- for the years ended December 31, 2011 and 2010, respectively.

The Company’s effective tax rate differs from the federal statutory rate of 34% as follows:

	2011	2010
Statutory federal tax (benefit) rate	(34%)	(34%)
State and local taxes, net of federal benefit	(6%)	(6%)
Permanent Difference	-	-
Valuation Allowance	40%	40%
Effective Tax Rate	-%	-%
F-17

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income Taxes (Continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities consist of the following:

	2011	2010
Net Operating loss carry forwards – Federal	$2,868,000	$2,865,000
Net Operating loss carry forwards – State	501,000	500,000
Oil and gas properties, unproven	4,244,000	-
Derivative liability	1,601,000	1,842,000
Accrued interest	1,780,000	506,000
Start-up costs	552,000	236,000
Debt Discount	(536,000)	(1,555,000)
Net deferred tax assets and liabilities	11,010,000	4,394,000
Valuation allowance	(11,010,000)	(4,394,000)
Net deferred tax assets	$-	$-

As of December 31, 2011, the Company had federal and state net operating loss carry forwards of approximately $8,436,000, which are expected to expire between 2021 and 2031.

The Company is subject to Section 382 of the IRS Code relating to a change in ownership. In addition, future changes in ownership could limit the utilization of the net operating loss carryforward and may be subject to substantial annual limitation due to the ownership change limitations provided by the IRS Code of 1986, as amended and similar state provisions. The annual limitation will result in the expiration of the net operating loss before utilization.

The Company maintains a 100% valuation allowance on its net deferred tax assets until the Company achieves and sustains an appropriate level of profitability; it plans to maintain a valuation allowance on its net deferred tax assets on a fully reserved basis.

During the fiscal years ended 2011 and 2010, the Company did not have unrecognized tax benefits and accordingly did not recognized interest expense or penalties related to unrecognized tax benefits.

The Company’s tax returns for fiscal years 2007 through 2011, are currently open to audit by the tax authorities under the statute limitations for relevant federal and state jurisdictions.

10.	Subsequent Events

In February 2012, the Company secured three letters of credit. The letters of credit total $675,000 and were obtained to replace three letters of credit of the same value that expired during 2011.

On March 5, 2012, the stockholder holding a majority of the Company’s voting stock executed a written consent in lieu of a meeting to approve an amendment to the Company’s certificate of incorporation to change the Company’s name to Westport Energy Holdings Inc, to effect a reverse stock split of outstanding Common Stock at a ratio of 1-for-5,000, and to reduce the number of authorized shares of Common Stock from 10,000,000,000 to 2,000,000,000. The actions to be taken pursuant to the written consent are to be taken on or about April 25, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONICS CAPTAL CORPORATION

By:  /s/ Stephen J. Schoepfer

Stephen J. Schoepfer

Chief Executive Officer

Dated: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Stephen J. Schoepfer	Chief Executive Officer	April 16, 2012
Stephen J. Schoepfer

/s/ Stephen J. Schoepfer	Chief Financial Officer	April16, 2012
Stephen J. Schoepfer

EXHIBIT INDEX

21.1	Subsidiaries of Registrant

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer