Form 10-Q
period 2012-03-31
CARBONICS CAPITAL CORP
filed 2012-05-21
CIK 1102414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________ to________________ .

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

Yes  ☐ No ☑

As of May 21, 2012 the Registrant had the following number of shares of its capital stock outstanding: 2,879,307,140 shares of Common Stock, par value $0.0001 and 921,890 shares of Series C Preferred Stock, par value $0.001, which are convertible, in accordance with their terms, into a number of shares of Common Stock equal to 73.75% of the fully-diluted outstanding shares of Common Stock.

Table of Contents

Page
Part I. Financial Information	2

Item 1: Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011	2

Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2012 and 2011 (with cumulative totals since inception) (Unaudited)	3

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the period December 28, 2008 (Inception) through March 31, 2012 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011 (with cumulative totals since inception) (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2: Management’s Discussion and Analysis	11

Item 3: Quantitative and Qualitative Disclosures About Market Risk	14

Item 4: Controls and Procedures	14

Part II. Other Information	15

Item 1: Legal Proceedings	15

Item 1A: Risk Factors	15

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3: Defaults Upon Senior Securities	15

Item 4: Removed and Reserved	15

Item 5: Other Information	15

Item 6: Exhibits	15

Signatures	16

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

Disclosure Regarding Forward-Looking Statements

Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Carbonics Capital Corporation (the “Company”) or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Items 1 and 1A of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements and are subject to change due inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2012	2011
ASSETS

Assets
Cash and cash equivalents	$357,661	$856,061
Restricted cash	690,474	178,021
Trading securities - Restricted	107,952	567,175
Prepaid and other current assets	42,683	70,821
Total current assets	1,198,770	1,672,078

Oil and gas properties, unproven	10,475,000	10,475,000

Total assets	$11,673,770	$12,147,078

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Senior secured convertible debenture, net of discount	$28,569,007	$28,150,507
Account payable and accrued expenses	225,250	472,425
Line of credit	593	18,238
Convertible debentures	6,083,026	6,083,026
Accrued interest	6,422,764	5,605,401
Derivative liability	3,127,000	4,009,000
Total current liabilities	44,427,640	44,338,597

Stockholders' Deficiency:
Preferred stock, $0.001 par value, 1,000,000 shares authorized
Series C Voting Convertible, 921,890 shares issued and outstanding	921	921
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 2,879,307,140 shares issued and outstanding	287,931	287,931
Additional paid-in capital	(9,872,115)	(9,872,115)
Accumulated deficiency during exploration stage	(23,170,607)	(22,608,256)
Total stockholders' deficiency	(32,753,870)	(32,191,519)
Total liabilities and stockholders' deficiency	$11,673,770	$12,147,078

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Cumulative Period
			from December 23,
			2008 (inception) to
	2012	2011	March 31, 2012

Net sales	$-	$-	$-
Cost of sales	-	-	-
	-	-	-

Operating expenses
Impairment loss	-	-	13,666,518
General and administrative expenses	206,886	150,638	2,009,285

Total operating expenses	206,886	150,638	15,675,803

Loss from operations	(206,886)	(150,638)	(15,675,803)

Interest expense	(1,236,025)	(1,528,520)	(10,471,612)
Change in fair value of derivative liability	882,000	2,472,000	2,993,000
Losses from trading securities	(1,440)	(288)	(16,192)

Income (loss) before income tax provision	(562,351)	792,554	(23,170,607)

Income tax provision	-	-	-

Net income (loss)	$(562,351)	$792,554	$(23,170,607)

Basic and diluted loss per common share	$0.00	$0.00

Weighted average number of common shares outstanding, basic and diluted	2,879,307,000	2,879,307,000

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD DECEMBER 23, 2008 (INCEPTION) TO MARCH 31, 2012

(UNAUDITED)

	Series C Voting Convertible preferred stock issued		Common Stock Issued			Deficit Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	During Exploration Stage	Total Stockholders' Deficiency
December 23, 2008 contribution of assets	-	$-	-	$-	$24,141,518	$-	$24,141,518

Reverse merger recapitalization	805,767	806	127,279,406	12,728	(13,534)	-	-

Balance, December 31, 2008	805,767	806	127,279,406	12,728	24,127,984	-	24,141,518

Shares issued prior to reverse merger by acquiree	166,275		355,562,697	-	-	-	-

Capital contribution	-	-	-	-	732,497	-	732,497

Reverse merger recapitalization	-	166	-	35,556	(35,722)	-	-

Net loss	-	-	-	-	-	(213,110)	(213,110)

Balance, December 31, 2009	972,042	972	482,842,103	48,284	24,824,759	(213,110)	24,660,905

Shares issued prior to reverse merger by acquiree	(50,152)	-	2,396,465,037	-	-	-	-

Capital contribution	-	-	-	-	420,653	-	420,653

Reverse merger recapitalization	-	(51)	-	239,647	(35,117,527)	-	(34,877,931)

Net loss	-	-	-	-	-	(5,832,952)	(5,832,952)

Balance, December 31, 2010	921,890	$921	2,879,307,140	$287,931	$(9,872,115)	$(6,046,062)	$(15,629,325)

Net loss	-	-	-	-	-	(16,562,194)	(16,562,194)

Balance, December 31, 2011	921,890	$921	2,879,307,140	$287,931	$(9,872,115)	$(22,608,256)	$(32,191,519)

Net loss	-	-	-	-	-	(562,351)	(562,351)

Balance, March 31, 2012	921,890	$921	2,879,307,140	$287,931	$(9,872,115)	$(23,170,607)	$(32,753,870)

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended		Cumulative Period from
	March 31,		December 23, 2008
	2012	2011	(inception) to March 31, 2012
Operating activities:
Net Income (loss)	$(562,351)	$792,554	$(23,170,607)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment of long-lived assets	-	-	13,666,518
Change in fair value of derivative liability	(882,000)	(2,472,000)	(2,993,000)
Unrealized (gains) losses on marketable securities	18	288	12,683
Amortization of debt discount	418,500	746,700	5,195,884
Changes in Assets and Liabilities
Prepaid and other current assets	28,138	(24,749)	(42,683)
Decrease in accounts payable and accrued expenses	(247,175)	(8,000)	225,250
Increase in accrued interest	817,363	781,925	5,268,571
Net cash used in operating activities	(427,507)	(183,282)	(1,837,384)

Investing activities:
Restricted cash	(512,453)	449,849	(690,474)
Proceeds from sale of trading securities	567,159	-	2,110,944
Purchases of trading securities	(107,954)	(441,056)	(2,231,579)
Net cash used in investing activities	(53,248)	8,793	(811,109)

Financing activities
Line of credit	(17,645)	-	593
Proceeds from advances	-	-	732,497
Proceeds from issuance of senior secured convertible debenture	-	-	1,852,411
Proceeds from issuance of promissory notes	-	-	168,000
Retirement of promissory notes in exchange for convertible debenture	-	-	(168,000)
Capital contribution	-	-	420,653
Net cash used in financing activities	(17,645)	-	3,006,154

(Decrease) increase in cash	(498,400)	(174,489)	357,661

Cash and cash equivalents, beginning of period	856,061	180,030	-
Cash and cash equivalents, end of period	$357,661	$5,541	$357,661

NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas properties, unproven	$-	$-	$24,141,518
Debt discount derived from derivative liability - Convertible debentures	-	-	406,000
Debt discount derived from derivative liability - Senior Secured convertible debentures	-	-	5,714,000

Reverse merger liabilities and equity adjustments
Accrued interest	-	-	1,154,193
Senior secured convertible debenture	-	-	27,640,712
Convertible debentures	-	-	6,083,026

	$-	$-	$65,139,449

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

The Company’s common stock is traded on the Over-the-Counter Pink Sheets under the symbol CICS.

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

In addition, as of March 31, 2012, the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.  Summary of Significant Accounting Policies

There have been no material changes during 2012 in the Company’s significant accounting policies to those previously disclosed in the 2011 Form 10K.

Fair Value Framework

The following table reconciles, for the three months ended March 31, 2012, the beginning and ending balances for financial instruments that are recognized at fair value using level 3 inputs in the condensed consolidated financial statements:

Balance of derivative liability as of December 31, 2011	$4,009,000

Change in fair value during period	(882,000)

Balance at March 31, 2012	$3,127,000

Level 3 financial instruments consist of certain embedded conversion features in the Company’s convertible debentures and senior secured convertible debentures. The fair value of these embedded conversion features are measured using the Black-Scholes model. The Company computes valuations each quarter using Black-Scholes model calculations. The unobservable input used by the Company was the estimation of the volatility of the Company’s stock price over the remaining term of the convertible debentures, which were measured at 63% at March 31, 2012.

Changes in unobservable input values would likely cause material changes in fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation of the volatility of the Company’s common stock. A significant increase (decrease) in the volatility would result in a higher (lower) fair value measurement.

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

The computation of basic and diluted net loss attributable to common stockholders is as follows:

	March 31, 2012	March 31, 2011

Net income (loss) attributable to common stockholders	$(562,000)	$793,000

Weighted-average common shares outstanding	2,879,307,000	2,879,307,000

Basic and diluted net income (loss) per share	$-	$-

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

(UNAUDITED)

2.  Summary of Significant Accounting Policies (Continued)

Potentially Dilutive Securities

The following table summarizes the potentially dilutive securities which were excluded from the above computation of basic and diluted net loss per share of common stock due to their anti-dilutive effect:

	March 31, 2012		March 31, 2011

Warrants	2,750,000		2,750,000

Senior secured convertible debentures	233,203,000,000	*	99,358,000,000	*

Convertible debentures	65,908,000,000	*	65,908,000,000	*

*The convertible debentures exceeded the number of authorized common shares and as a result weighted average shares outstanding, fully diluted, is the maximum authorized number of common shares, 10,000,000,000.

Reclassifications

Certain reclassifications have been made in prior years’ consolidated financial statements to conform to the current year’s presentation.

3.  Oil and Gas Properties, Unproven

Summary

As of March 31, 2012 the remaining capitalized costs of Oil and Gas Properties, unproved are summarized as follows:

	Acquisition Costs	Impairment	Total
Coos Bay Basin Property
Year ended 2008	$24,141,000	$-	$24,141,000
Year ended 2009	-	-	-
Year ended 2010	-	(3,041,000)	(3,041,000)
Year ended 2011	-	(10,625,000)	(10,625,000)
3 months ended March 31, 2012	-	-	-
Inception through March 31, 2012	$24,141,000	$(13,666,000)	$10,475,000

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

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.  Environmental Matters

The Company has established procedures for a continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no material environmental investigation, compliance and remediation costs for the three months ended March 31, 2012 and 2011. The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

5.  Convertible Debentures, Derivative Liability, and Debt Discount

The following is a summary of the Company’s convertible debenture arrangements:

Convertible debentures:

	Conversion Price	March 31, 2012	December 31, 2011
Due December 2010 – 5%	0.00010	$592,000	$592,000
Due December 2010 – 12%	0.00009	570,000	570,000
Due December 2010 – 5%	0.00010	921,000	921,000
Due December 2011– 12%	0.00009	4,000,000	4,000,000
Debt discount	-	-	-
Total convertible debentures		$6,083,000	$6,083,000

The convertible debentures (“debentures”), plus accrued interest are convertible into common stock of the Company at a conversion rate generally based on the lower of $.10 or 90% of the average of the three lowest closing market prices of the Company's stock for the thirty days preceding conversion, subject to adjustment and beneficial ownership limitations.

The following is a summary of the Company’s senior secured convertible debenture arrangements:

Senior secured convertible debentures:

	Conversion Price	March 31, 2012	December 31, 2011
Due August 2012 – 9%	0.00013	$27,641,000	$27,641,000
Due August 2012 – 9%	0.00009	650,000	650,000
Due August 2012 – 9%	0.00009	120,000	120,000
Due December 2013– 9%	0.00009	910,000	910,000
Due December 2013– 9%	0.00009	172,000	172,000
Debt discount of $3,853,000 and 3,435,000	-	(924,000)	(1,342,000)
Total senior secured convertible debentures		$28,569,000	$28,151,000

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

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Technical default

As of March 31, 2012 the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

5.  Convertible Debentures, Derivative Liability, and Debt Discount (Continued)

Derivative Liability –Conversion Option

Price protection features of the convertible debentures required the Company to treat the conversion options in the Company’s senior secured convertible debentures and convertible debentures as a derivative liability. The Company used the Black-Scholes option pricing model to calculate the fair value of the conversion options.

Assumptions utilized to calculate the fair value of the derivative liability were as follows:

	March 31,	December 31,
	2012	2011

Risk Free Interest Rate	1%	1%
Volatility	63%	67%
Term	.6 years	.7 years
Dividend Rate	0%	0%
Closing Price of Common Stock	$0.0001	$0.0001

6.  Line of Credit

The Company has a $740,000 line of credit from a bank, which includes stand-by letters of credit totaling $675,000 related to the Company’s oil and gas properties. Advances under the line bear interest at approximately 4.2%. Borrowings are collateralized by treasury bonds held as trading securities and certificates of deposit and a money market account presented in restricted cash. The cash is restricted for the cleanup and restoration expenses that could be incurred upon the completion of the project or expiration of the leases.

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

Results of Operations – three months ended March 31, 2012 compared to three months ended March 31, 2011

Revenues

There were no revenues from continuing operations for the three months ended March 31 2012 and 2011.

Cost of Revenues

There was no cost of revenues for the three months ended March 31, 2012 and 2011.

Net Income (Loss)

The Company had a net loss of approximately $562,000 for the three months ended March 31, 2012 versus net income of approximately $793,000 for the three months ended March 31, 2011.

The increase in net loss was predominately the result of the change in derivative liability, which resulted in a gain of approximately $2,472,000 in the three months ended March 31, 2010 compared to a gain of approximately $882,000 during the three months ended March 31, 2012. This difference was offset by a decrease in interest expense of approximately $292,000 from approximately $1,528,000 during the three months ended March 31, 2011 to approximately $1,236,000 during the three months ended March 31, 2012.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees increased approximately $56,000 from approximately $151,000 for the first quarter of 2011 to approximately $207,000 for the first quarter of 2012.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the three months ended March 31, 2012 and 2011 are as follows. Mineral right lease expense decreased approximately $17,000 from approximately $31,000 in the three months ended March 31, 2011 compared to $14,000 in the three months ended March 31, 2012. Insurance expense increased approximately $17,000 from approximately $5,000 in the three months ended March 31, 2011 to approximately $22,000 in the three months ended March 31, 2012. Investment and bank service charges increased approximately $15,000 from approximately $0 in the three months ended March 31, 2011 to approximately $15,000 in the three months ended March 31, 2012.

Consulting and professional fees increased approximately $33,000 from approximately $99,000 during the three months ended March 31, 2011 to approximately $132,000 during the three months ended March 31, 2012.

We expect to incur significant additional professional fees as we continue to proceed with our exploration activities.

Liquidity and Capital Resources

Our liquid assets, consisting of cash on hand, restricted cash and trading securities were approximately $1,156,000 as of March 31, 2012. As of March 31, 2012 our working capital deficit was approximately $43 million.

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

During the three months ended March 31, 2012, the Company had a net decrease in cash of approximately $498,000. Our principal sources and uses of funds were as follows:

Cash used in operating activities. For the three months ended March 31, 2012, the Company used approximately $428,000 in cash for operating activities as compared to approximately $183,000 for the three months ended March 31, 2011. This increase of approximately $245,000 was due primarily to the payment of general and administrative expenses accrued during the end of 2011 and the current quarter.

Cash used in investing activities. For the three months ended March 31, 2012, the Company used approximately $53,000 in net cash from investing activities as compared to receiving approximately $9,000 for the three months ended March 31, 2011. This increase of approximately $62,000 was due primarily to activity in trading securities during the period.

Cash provided by financing activities. For the three months ended March 31, 2012, the Company used approximately $18,000 in cash from financing activities as compared to approximately $0 for the three months ended March 31, 2010. This increase of approximately $18,000 was due primarily to the proceeds from the drawings on the line of credit during the period.

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

Oil and Gas Properties

The Company utilizes the successful efforts method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of March 31, 2012, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of March 31, 2012, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended March 31, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

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

(b) Changes in Internal Control over Financial Reporting:

During the fiscal quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CARBONICS CAPITAL CORPORATION

Date: May 21, 2012	By: /s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Executive Officer

Date: May 21, 2012	By: /s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer