Form 10-K/A
period 2011-12-31
CARBONICS CAPITAL CORP
filed 2012-06-05
CIK 1102414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on March 31, 2012 (based on the closing stock price on the OTC Pink Sheets) on such date was approximately $287,931.

As of March 31, 2012 the Registrant had the following number of shares of its capital stock outstanding: 2,879,307,216 shares of Common Stock, par value $0.0001 and 921,890 shares of Series C Preferred Stock, par value $0.001, which are convertible into a number of shares of Common Stock equal to 73.75% of the fully-diluted outstanding shares of Common Stock.

EXPLANATORY NOTE

The sole purpose of this amendment to Carbonics Capital Corporation’s annual report on Form 10-K for the period ended December 31, 2011, initially filed with the Securities Exchange Commission on April 16, 2012 (“Form 10-K”), is to (a) furnish interactive data files for the Company’s financial statements contained in the Form 10-K, as set forth in Exhibit 101 in accordance with Rule 405 of Regulation S-T and (b) insert on the cover page the date as of which the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates was calculated, which date was inadvertantly omitted from the original Form 10-K.

No other changes have been made to the Form 10-K. This amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

ITEM 6. EXHIBITS

(a) Exhibits

See the Exhibit Index following the signature page to this Form 10-K/A.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONICS CAPITAL CORPORATION

Date: June 5, 2012	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer Title: Chief Executive Officer

Date: June 5, 2012	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer Title: Chief Financial Officer

EXHIBIT INDEX

*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
†101

The following materials from Carbonics Capital Corporation’s Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Stockholders’ Deficiency), (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements. Furnished herewith.

________________

* Filed or furnished with the initial filing of this Form 10-K filed on April 16, 2012.

† Pursuant to Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.