Form 10-Q/A
period 2012-03-31
CARBONICS CAPITAL CORP
filed 2012-06-19
CIK 1102414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______ to_______ .

Commission file number 000-28761

CARBONICS CAPITAL CORPORATION

(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3328734 (I.R.S. Employer Identification No.)

100 Overlook Center, 2nd Floor

Princeton, NJ 08540

(Address of Principal Executive Offices)

(905) 673-8501

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

Yes ☐   No ☑

As of May 21, 2012 the Registrant had the following number of shares of its capital stock outstanding: 2,879,307,140 shares of Common Stock, par value $0.0001, and 921,890 shares of Series C Preferred Stock, par value $0.001, which are convertible, in accordance with their terms, into a number of shares of Common Stock equal to 73.75% of the fully diluted outstanding shares of Common Stock.

EXPLANATORY NOTE

The sole purpose of this amendment to Carbonics Capital Corporation’s quarterly report on Form 10-Q for the period ended March 31, 2012, filed with the Securities Exchange Commission on May 21, 2012 (“Form 10-Q”), is to (a) furnish the interactive data files set forth in Exhibit 101 in accordance with Rule 405 of Regulation S-T and (b) amend and restate Item 4. Controls and Procedures of the Form 10-Q to add disclosures regarding the Company's evaluation of its disclosure controls and procedures. The amended and restated Item 4 of the Form 10-Q reflecting such additional disclosures is set forth below.

No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and, except as specifically provided herein, does not modify or update in any way disclosures made in the Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

• there is no effective separation of duties, which includes monitoring controls, between the members of management; and

• lack of resources to account for complex and unusual transactions

Management is currently evaluating what steps, if any, can be taken in order to address these material weaknesses in light of our current management structure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS

(a) Exhibits

See the Exhibit Index following the signature page to this Form 10-Q/A.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONICS CAPITAL CORPORATION
Date: June 19, 2012	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Executive Officer

Date: June 19, 2012	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Financial Officer

EXHIBIT INDEX

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

†101

The following materials from Carbonics Capital Corporation’s Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (with cumulative totals since inception) (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the period December 23, 2008 (inception) through March 31, 2012 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (with cumulative totals since inception) (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited). Furnished herewith.

________________

* Filed or furnished with the initial filing of this Form 10-Q filed on May 21, 2012.

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