Form 10-Q/A
period 2011-09-30
CARBONICS CAPITAL CORP
filed 2012-06-20
CIK 1102414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______ to _______.

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

 EXPLANATORY NOTE

The sole purpose of this amendment to Carbonics Capital Corporation’s quarterly report on Form 10-Q for the period ended September 30, 2011, filed with the Securities Exchange Commission on November 14, 2011 (“Form 10-Q”), is to furnish the interactive data files set forth in Exhibit 101 in accordance with Rule 405 of Regulation S-T.

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

CARBONICS CAPITAL CORPORATION
Date: June 20, 2012	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Executive Officer

Date: June 20, 2012	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Financial Officer

EXHIBIT INDEX

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

†101

The following materials from Carbonics Capital Corporation’s Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (with cumulative totals since inception) (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Deficiency for the period December 23, 2008 (inception) through September 30, 2011 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (with cumulative totals since inception) (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited). Furnished herewith.

________________

* Filed or furnished with the initial filing of this Form 10-Q filed on November 14, 2011.

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