Form 10-Q/A
period 2012-03-31
CARBONICS CAPITAL CORP
filed 2012-06-29
CIK 1102414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______to _______.

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to Carbonics Capital Corporation’s quarterly report on Form 10-Q for the period ended March 31, 2012, filed with the Securities Exchange Commission (”SEC”) on May 21, 2011 (“Form 10-Q”), is to amend and restate Item 4. Controls and Procedures of the Form 10-Q to modify certain disclosures regarding the Company's evaluation of its disclosure controls and procedures that were contained in Amendment No. 1 to the Form 10-Q, which was filed with the SEC on June 19, 2012. The amended and restated Item 4 of the Form 10-Q reflecting such modified disclosures is set forth below.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

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

2

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

ITEM 6. EXHIBITS

(a) Exhibits ☐

See the Exhibit Index following the signature page to this Form 10-Q/A.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBONICS CAPITAL CORPORATION

Date: June 29, 2012	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Executive Officer

Date: June 29, 2012	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Financial Officer

4

EXHIBIT INDEX

*31.1(a)	Section 302 Certification of Chief Executive Officer

†31.1(b)	Section 302 Certification of Chief Executive Officer (Amendment No. 2 to Form 10-Q)

*31.2(a)	Section 302 Certification of Chief Financial Officer

†31.2(b)	Section 302 Certification of Chief Financial Officer (Amendment No. 2 to Form 10-Q)

*32.1(a)	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

†32.1(b)	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (Amendment No. 2 to Form 10-Q)

________________

* Filed or furnished with the initial filing of this Form 10-Q filed on May 21, 2012.

† Filed herewith