Form 10-Q/A
period 2012-03-31
CARBONICS CAPITAL CORP
filed 2012-07-11
CIK 1102414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 3 to Carbonics Capital Corporation’s quarterly report on Form 10-Q for the period ended March 31, 2012, filed with the Securities Exchange Commission (”SEC”) on May 21, 2011 (“Form 10-Q”), is to (a) restate Item 4. Controls and Procedures of the Form 10-Q regarding the Company's evaluation of its disclosure controls and procedures that were contained in Amendment No. 2 to the Form 10-Q, which was filed with the SEC on June 29, 2012 and (b) furnish updated certifications. The restated Item 4 of the Form 10-Q is set forth below and the updated certifications are contained in exhibits to this Amendment No. 3.

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

CARBONICS CAPITAL CORPORATION
Date: July 11, 2012	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Executive Officer

Date: July 11, 2012	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Financial Officer

EXHIBIT INDEX

†31.1	Section 302 Certification of Chief Executive Officer (Amendment No. 3 to Form 10-Q)
†31.2	Section 302 Certification of Chief Financial Officer (Amendment No. 3 to Form 10-Q)
†32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (Amendment No. 3 to Form 10-Q)

________________

† Filed herewith