Form 10-Q
period 2012-06-30
CARBONICS CAPITAL CORP
filed 2012-08-20
CIK 1102414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012.

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to ___________.

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

Yes ☒   No ☐

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

Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

As of August 17, 2012 the Registrant had the following number of shares of its capital stock outstanding: 2,879,307,140 shares of Common Stock, par value $0.0001 0001 and 921,890 shares of Series C Preferred Stock, par value $0.001, which are convertible, in accordance with their terms, into a number of shares of Common Stock equal to 73.75% of the fully-diluted outstanding shares of Common Stock.

Table of Contents

Page

Part I. Financial Information	2
Item 1: Financial Statements (Unaudited)	2
Condensed Consolidated Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011	2
Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2012 and 2011 (with cumulative totals since inception) (Unaudited)	3
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the period December 28, 2008 (Inception) through June 30, 2012 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011 (with cumulative totals since inception) (Unaudited)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2: Management’s Discussion and Analysis	11
Item 3: Quantitative and Qualitative Disclosures About Market Risk	14
Item 4: Controls and Procedures	14

Part II. Other Information	15
Item 1: Legal Proceedings	15
Item 1A: Risk Factors	15
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3: Defaults Upon Senior Securities	15
Item 4: Removed and Reserved	15
Item 5: Other Information	15
Item 6: Exhibits	15
Signatures	16
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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2012	2011
ASSETS

Assets
Cash and cash equivalents	$198,397	$856,061
Restricted cash	675,314	178,021
Trading securities - Restricted	-	567,175
Prepaid and other current assets	65,140	70,821
Total current assets	938,851	1,672,078

Oil and gas properties, unproven	10,475,000	10,475,000

Total assets	$11,413,851	$12,147,078

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Senior secured convertible debenture, net of discount	$29,113,739	$28,150,507
Account payable and accrued expenses	169,500	472,425
Line of credit	-	18,238
Convertible debentures	6,083,026	6,083,026
Accrued interest	7,241,655	5,605,401
Derivative liability	1,309,000	4,009,000
Total current liabilities	43,916,920	44,338,597

Stockholders' Deficiency:
Preferred stock, $0.001 par value, 1,000,000 shares authorized
Series C Voting Convertible, 921,890 shares issued and outstanding	921	921
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; 2,879,307,140 shares issued and outstanding	287,931	287,931
Additional paid-in capital	(9,872,115)	(9,872,115)
Accumulated deficiency during exploration stage	(22,919,806)	(22,608,256)
Total stockholders' deficiency	(32,503,069)	(32,191,519)
Total liabilities and stockholders' deficiency	$11,413,851	$12,147,078

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from December 23, 2008 (inception) to June 30,
	2012	2011	2012	2011	2012
Net sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
	-	-	-	-	-

Operating expenses
Impairment loss	-	-	-	-	13,666,518
General and administrative expenses	403,913	219,004	610,799	369,642	2,413,198

Total operating expenses	403,913	219,004	610,799	369,642	16,079,716

Loss from operations	(403,913)	(219,004)	(610,799)	(369,642)	(16,079,716)

Interest income (expense)	(1,241,286)	(1,536,357)	(2,477,311)	(3,064,877)	(11,712,898)
Change in fair value of derivative liability	1,896,000	151,000	2,778,000	2,623,000	4,889,000
Gains (Losses) from trading securities	-	(4,860)	(1,440)	(5,148)	(16,192)

Income (loss) before income tax provision	250,801	(1,609,221)	(311,550)	(816,667)	(22,919,806)

Income tax provision	-	-	-	-	-

Net income (loss)	$250,801	$(1,609,221)	$(311,550)	$(816,667)	$(22,919,806)

Basic and diluted income (loss) per common share	$-	$-	$-	$-

Weighted average number of common shares outstanding, basic	2,879,307,000	2,879,307,000	2,879,307,000	2,879,307,000
Weighted average number of common shares outstanding - diluted	304,215,057,000	-	-	-

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD DECEMBER 23, 2008 (INCEPTION) TO JUNE 30, 2012

(UNAUDITED)

	Series C Voting Convertible preferred stock issued		Common Stock Issued
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Deficiency
December 23, 2008 contribution of assets	-	$-	-	$-	$24,141,518	$-	$24,141,518

Reverse merger recapitalization	805,767	806	127,279,406	12,728	(13,534)	-	-

Balance, December 31, 2008	805,767	806	127,279,406	12,728	24,127,984	-	24,141,518

Shares issued prior to reverse merger by acquiree	166,275		355,562,697	-	-	-	-

Capital contribution	-	-	-	-	732,497	-	732,497

Reverse merger recapitalization	-	166	-	35,556	(35,722)	-	-

Net loss	-	-	-	-	-	(213,110)	(213,110)

Balance, December 31, 2009	972,042	972	482,842,103	48,284	24,824,759	(213,110)	24,660,905

Shares issued prior to reverse merger by acquiree	(50,152)	-	2,396,465,037	-	-	-	-

Capital contribution	-	-	-	-	420,653	-	420,653

Reverse merger recapitalization	-	(51)	-	239,647	(35,117,527)	-	(34,877,931)

Net loss	-	-	-	-	-	(5,832,952)	(5,832,952)

Balance, December 31,2010	921,890	$921	2,879,307,140	$287,931	$(9,872,115)	$(6,046,062)	$(15,629,325)

Net loss	-	-	-	-	-	(16,562,194)	(16,562,194)

Balance, December 31, 2011	921,890	$921	2,879,307,140	$287,931	$(9,872,115)	$(22,608,256)	$(32,191,519)

Net loss	-	-	-	-	-	(311,550)	(311,550)

Balance, June 30, 2012	921,890	$921	2,879,307,140	$287,931	$(9,872,115)	$(22,919,806)	$(32,503,069)

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended		Cumulative Period
	June 30,		from December 23,
Operating activities:	2012	2011	2008 (inception) to June 30, 2012
Net Loss	$(311,550)	$(816,667)	$(22,919,806)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment of long-lived assets	-	-	13,666,518
Change in fair value of derivative liability	(2,778,000)	(2,623,000)	(4,889,000)
Unrealized (gains) losses on marketable securities	18	4,980	12,683
Amortization of debt discount	841,232	1,496,884	5,618,616
Changes in Assets and Liabilities
Prepaid and other current assets	5,681	(21,192)	(65,140)
Decrease (increase) in accounts payable and accrued expenses	(302,925)	109,950	169,500
Increase in accrued interest	1,636,254	1,573,463	6,087,462
Net cash used in operating activities	(909,290)	(275,582)	(2,319,167)
Investing activities:
(Payment)receipt of restricted cash	(497,293)	174,459	(675,314)
Proceeds from sale of trading securities	675,129	276,075	2,218,914
Purchases of trading securities	(107,972)	(462,054)	(2,231,597)
Net cash provided by (used in) investing activities	69,864	(11,520)	(687,997)
Financing activities
Line of credit	(18,238)	-	-
Proceeds from advances	-	-	732,497
Proceeds from issuance of senior secured convertible debenture	200,000	120,000	2,052,411
Proceeds from issuance of promissory notes	-	30,000	168,000
Retirement of promissory notes in exchange for convertible debenture	-	-	(168,000)
Capital contribution	-	-	420,653
Net cash provided by financing activities	181,762	150,000	3,205,561

Decrease in cash	(657,664)	(137,102)	198,397

Cash and cash equivalents, beginning of period	856,061	180,030	-
Cash and cash equivalents, end of period	$198,397	$42,928	$198,397

NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas properties, unproven	$-	$-	$24,141,518
Debt discount derived from derivative liability - Convertible debentures	-	-	406,000
Debt discount derived from derivative liability - Senior Secured convertible debentures	78,000	45,000	5,792,000

Reverse merger liabilities and equity adjustments
Accrued interest	-	-	1,154,193
Senior secured convertible debenture	-	-	27,640,712
Convertible debentures	-	-	6,083,026

Total	$78,000	$45,000	$65,217,449

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

The Company’s common stock is traded on the OTC Pink Sheets under the symbol CICS.

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

In addition, as of June 30, 2012, the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of ASU 2011-04 did not have a material impact on the Company's results of operation and financial condition.

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies

There have been no material changes during 2012 in the Company’s significant accounting policies to those previously disclosed in the 2011 Form 10K.

Fair Value Framework

The following table reconciles, for the six months ended June 30, 2012, the beginning and ending balances for financial instruments that are recognized at fair value using level 3 inputs in the condensed consolidated financial statements:

Balance of derivative liability as of December 31, 2011	$4,009,000
Additional liability incurred	78,000
Change in fair value during period	(2,778,000)

Balance at June 30, 2012	$1,309,000

Level 3 financial instruments consist of certain embedded conversion features in the Company’s convertible debentures and senior secured convertible debentures. The fair value of these embedded conversion features are measured using the Black-Scholes model. The Company computes valuations each quarter, using Black-Scholes model calculations. The unobservable input used by the Company was the estimation of the volatility of the Company’s stock price over the remaining term of the convertible debentures, which were measured at 47% at June 30, 2012.

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

The computation of basic and diluted net income (loss) attributable to common stockholders is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Income (loss) attributable to common stockholders	$251,000	$(1,609,000)	$(312,000)	$(817,000)
Weighted-average common shares outstanding - basic	2,879,307,000	2,879,307,000	2,879,307,000	2,110,579,000
Weighted-average common shares outstanding - diluted	304,215,057,000	-	-	-
Basic and diluted income (loss) per share	$-	$-	$-	$-

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies (Continued)

Potentially Dilutive Securities

The following table summarizes the potentially dilutive securities which were excluded from the above computation of basic and diluted net loss per share of common stock due to their anti-dilutive effect in a net loss situation:

	June 30, 2012	June 30, 2011

Warrants	2,750,000	2,750,000

Senior secured convertible debentures	235,425,000,000	100,691,000,000

Convertible debentures	65,908,000,000	65,908,000,000

3. Oil and Gas Properties, Unproven

Summary

As of June 30, 2012 the remaining capitalized costs of Oil and Gas Properties, unproved are summarized as follows:

	Acquisition Costs	Impairment	Total
Coos Bay Basin Property
Year ended 2008	$24,141,000	$-	$24,141,000
Year ended 2009	-	-	-
Year ended 2010	-	(3,041,000)	(3,041,000)
Year ended 2011	-	(10,625,000)	(10,625,000)
3 months ended June 30, 2012	-	-	-
Inception through June 30, 2012	$24,141,000	$(13,666,000)	$10,475,000

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

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Environmental Matters

The Company has established procedures for a continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no material environmental investigation, compliance and remediation costs for the six months ended June 30, 2012 and 2011. The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

5. Convertible Debentures, Derivative Liability, and Debt Discount

The following is a summary of the Company’s convertible debenture arrangements:

Convertible debentures:
	Conversion Price	June 30, 2012	December 31, 2011
Due December 2010 – 5%	0.00010	$592,000	$592,000
Due December 2010 – 12%	0.00009	570,000	570,000
Due December 2010 – 5%	0.00010	921,000	921,000
Due December 2011– 12%	0.00009	4,000,000	4,000,000
Debt discount	-	-	-
Total convertible debentures		$6,083,000	$6,083,000

The convertible debentures (“debentures”), plus accrued interest are convertible into common stock of the Company at a conversion rate generally based on the lower of $.10 or 90% of the average of the three lowest closing market prices of the Company's stock for the thirty days preceding conversion, subject to adjustment and beneficial ownership limitations.

The following is a summary of the Company’s senior secured convertible debenture arrangements:

Senior secured convertible debentures:
	Conversion Price	June 30, 2012	December 31, 2011
Due August 2012 – 9%	0.00013	$27,641,000	$27,641,000
Due August 2012 – 9%	0.00009	650,000	650,000
Due August 2012 – 9%	0.00009	120,000	120,000
Due December 2013– 9%	0.00009	910,000	910,000
Due December 2013– 9%	0.00009	172,000	172,000
Due December 2013– 9%	0.0009	200,000	-
Debt discount of $3,513,000 and 3,435,000	-	(579,000)	(1,342,000)
Total senior secured convertible debentures		$29,114,000	$28,151,000

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

CARBONICS CAPITAL CORPORATION AND SUBSIDIARY

(AN EXPLORATION COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Convertible Debentures, Derivative Liability, and Debt Discount (Continued)

Technical default

As of June 30, 2012 the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

Derivative Liability –Conversion Option

Price protection features of the convertible debentures required the Company to treat the conversion options in the Company’s senior secured convertible debentures and convertible debentures as a derivative liability. The Company used the Black-Scholes option pricing model to calculate the fair value of the conversion options.

Assumptions utilized to calculate the fair value of the derivative liability were as follows:

	June 30,	December 31,
	2012	2011

Risk Free Interest Rate	1%	1%
Volatility	47%	67%
Term	.5 years	.7 years
Dividend Rate	0%	0%
Closing Price of Common Stock	$0.0001	$0.0001

6. Subsequent Events

On August 14, 2012 the Company issued to YA Global Investments, L.P., a Cayman Islands limited partnership (“YA Global”) a Secured Convertible Debenture dated August 13, 2012 in the principal amount of $25,000 (the “Debenture CICS-12”). Debenture CICS-12 bears interest at the rate of 9% per annum, payable at maturity. The maturity date for payment of Debenture CICS-12 is December 31, 2013. The holder of Debenture CICS-12 is entitled to convert the principal and accrued interest on the debenture into common stock of the Company (the “Common Stock”) at a conversion rate equal to the lesser of (a) $0.003, or (b) 90% of the lowest daily volume-weighted average price of the Common Stock during the 10 consecutive trading days immediately preceding the conversion date or other date of determination, subject to adjustment as provided for in the debenture. The shares of Common Stock into which Debenture CICS-12 may be converted will not be registered for resale and shall be subject to the rights and restrictions of Rule 144.

In addition, on August 14, 2012, the Company also entered into an agreement with YA Global, dated August 13, 2012 (the “Debenture Purchase Agreement Amendment”), pursuant to which the parties amended the terms of that certain agreement dated December 6, 2011 between the Company and YA Global which provided for, among other things, the issuance of a number of Series C Convertible Debentures, including a third Series C Convertible Debenture in the face amount of $475,000 referred to therein as the “Third Funding (the “Debenture Purchase Agreement”). The Debenture Purchase Agreement Amendment modified the Third Funding so that the $475,000 under the Third Funding would be funded in multiple tranches, the first of which was a $25,000 tranche funded on the date of the Debenture Purchase Agreement Amendment, with the remaining $450,000 to be funded in one or more further tranches as may be agreed to between the parties.

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

Results of Operations – three months ended June 30, 2012 compared to three months ended June 30, 2011

Revenues

There were no revenues from continuing operations for the three months ended June 30, 2012 and 2011.

Cost of Revenues

There was no cost of revenues for the three months ended June 30, 2012 and 2011.

Net Income (Loss)

The Company had net income of approximately $251,000 for the three months ended June 30, 2012 versus a net loss of approximately $1,609,000 for the three months ended June 30, 2011.

The increase in net income was predominately the result of the change in derivative liability, which resulted in a gain of approximately $1,896,000 in the three months ended June 30, 2012 compared to a gain of approximately $151,000 during the three months ended June 30, 2011. This difference was offset by a decrease in interest expense of approximately $295,000 from approximately $1,536,000 during the three months ended June 30, 2011 to approximately $1,241,000 during the three months ended June 30, 2012.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees increased approximately $185,000 from approximately $219,000 for the second quarter of 2011 to approximately $404,000 for the second quarter of 2012.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the three months ended June 30, 2012 and 2011 are as follows. Consulting and professional fees increased approximately $163,000 from approximately $151,000 during the three months ended June 30, 2011 to approximately $322,000 during the three months ended June 30, 2012.

We expect to incur significant additional professional fees as we continue to proceed with our exploration activities.

Results of Operations – six months ended June 30, 2012 compared to six months ended June 30, 2011

Revenues

There were no revenues from continuing operations for the six months ended June 30, 2012 and 2011.

Cost of Revenues

There was no cost of revenues for the six months ended June 30, 2012 and 2011.

Net Income (Loss)

The Company had a net loss of approximately $312,000 for the six months ended June 30, 2012 versus a net loss of approximately $817,000 for the six months ended June 30, 2011.

The decrease in net loss was predominately the result of a decrease in interest expense of approximately $588,000 from approximately $3,065,000 during the six months ended June 30, 2011 to approximately $2,477,000 during the six months ended June 30, 2012.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees increased approximately $241,000 from approximately $370,000 for the first half of 2011 to approximately $611,000 for the first half of 2012.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the six months ended June 30, 2012 and 2011 are as follows. Consulting and professional fees increased approximately $229,000 from approximately $226,000 during the three months ended June 30, 2011 to approximately $455,000 during the three months ended June 30, 2012.

We expect to incur significant additional professional fees as we continue to proceed with our exploration activities.

Liquidity and Capital Resources

Our liquid assets, consisting of cash on hand, restricted cash and trading securities were approximately $874,000 as of June 30, 2012. As of June 30, 2012 our working capital deficit was approximately $43 million.

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

During the six months ended June 30, 2012, the Company had a net decrease in cash of approximately $658,000. Our principal sources and uses of funds were as follows:

Cash used in operating activities. For the six months ended June 30, 2012, the Company used approximately $909,000 in cash for operating activities as compared to approximately $276,000 for the six months ended June 30, 2011. This increase of approximately $633,000 was due primarily to the payment of general and administrative expenses accrued during the end of 2011 and the current period, as well as the payment of expenses for field services during the current period in connection with five wells that are being tested by the Company.

Cash provided by investing activities. For the six months ended June 30, 2012, the Company received approximately $70,000 in net cash from investing activities as compared to using approximately $12,000 for the six months ended June 30, 2011. This increase of approximately $82,000 was due primarily to activity in trading securities during the period.

Cash provided by financing activities. For the six months ended June 30, 2012, the Company received approximately $182,000 in cash from financing activities as compared to approximately $150,000 for the six months ended June 30, 2011. This increase of approximately $32,000 was due primarily to the proceeds from the issuance of a senior secured convertible debenture during the period.

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

Oil and Gas Properties

The Company utilizes the successful efforts method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of June 30, 2012, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of June 30, 2012, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

Item 3. Quantative and Qualitative Disclosure About Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended June 30, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CARBONICS CAPITAL CORPORATION
Date: August 20, 2012	By: /s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Executive Officer

Date: August 20, 2012	By: /s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer
Title: Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer