Form 10-Q
period 2012-09-30
Westport Energy Holdings Inc.
filed 2013-01-11
CIK 1102414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012.

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to                 .

Commission file number 000-28887

WESTPORT ENERGY HOLDINGS INC.

(Formerly Carbonics Capital Corporation)

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

Yes ☐ No ☒

As of January 9, 2013 the Registrant had the following number of shares of its capital stock outstanding: 575,862 shares of Common Stock, par value $0.0001and 921,890 shares of Series C Preferred Stock, par value $0.001, which are convertible, in accordance with their terms, into a number of shares of Common Stock equal to 73.75% of the fully-diluted outstanding shares of Common Stock.

Table of Contents

Page
Part I. Financial Information	2
Item 1: Financial Statements (Unaudited)	2
Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011	2
Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2012 and 2011 (with cumulative totals since inception)	3
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the period December 28, 2008 (Inception) through September 30, 2012	4
Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011 (with cumulative totals since inception)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2: Management’s Discussion and Analysis	12
Item 3: Quantitative and Qualitative Disclosures About Market Risk	15
Item 4: Controls and Procedures	15

Part II. Other Information	16
Item 1: Legal Proceedings	15

Item 1A: Risk Factors	16
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3: Defaults Upon Senior Securities	16
Item 4: Removed and Reserved	16
Item 5: Other Information	16
Item 6: Exhibits	16
Signatures	17
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

Disclosure Regarding Forward-Looking Statements

Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Westport Energy Holdings Inc. (the “Company”) or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Items 1 and 1A of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements and are subject to change due inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

(AN EXPLORATION COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,

	2012	2011
ASSETS

Assets
Cash and cash equivalents	$30,349	$856,061
Restricted cash	675,656	178,021
Trading securities - Restricted	-	567,175
Prepaid and other current assets	38,888	70,821
Total current assets	744,893	1,672,078

Oil and gas properties, unproven	10,475,000	10,475,000

Total assets	$11,219,893	$12,147,078

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Senior secured convertible debenture, net of discount	$29,464,162	$28,150,507
Account payable and accrued expenses	148,500	472,425
Line of credit	-	18,238
Convertible debentures	6,083,026	6,083,026
Accrued interest	8,073,314	5,605,401
Derivative liability	1,181,000	4,009,000
Total current liabilities	44,950,002	44,338,597

Stockholders' Deficiency:
Preferred stock, $0.001 par value, 20,000,000 shares authorized
Series C Voting Convertible, 921,890 shares issued and outstanding	921	921
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 575,862 shares issued and outstanding	58	58
Additional paid-in capital	(9,584,242)	(9,584,242)
Accumulated deficiency during exploration stage	(24,146,846)	(22,608,256)
Total stockholders' deficiency	(33,730,109)	(32,191,519)
Total liabilities and stockholders' deficiency	$11,219,893	$12,147,078

See accompanying notes to condensed consolidated financial statements.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(AN EXPLORATION COMPANY)

(FORMERLY CARBONICS CAPITAL CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from
	2012	2011	2012	2011	December 23, 2008 (inception) to September 30, 2012
Net sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
	-	-	-	-	-

Operating expenses
Impairment loss	-	-	-	-	13,666,518
General and administrative expenses	273,298	214,476	884,097	584,118	2,686,496

Total operating expenses	273,298	214,476	884,097	584,118	16,353,014

Loss from operations	(273,298)	(214,476)	(884,097)	(584,118)	(16,353,014)

Interest income (expense)	(1,117,742)	(1,562,919)	(3,595,053)	(4,627,796)	(12,830,640)
Change in fair value of derivative liability	164,000	734,000	2,942,000	3,357,000	5,053,000
Gains (Losses) from trading securities	-	(5,607)	(1,440)	(10,755)	(16,192)

Loss before income tax provision	(1,227,040)	(1,049,002)	(1,538,590)	(1,865,669)	(24,146,846)

Income tax provision	-	-	-	-	-

Net loss	$(1,227,040)	$(1,049,002)	$(1,538,590)	$(1,865,669)	$(24,146,846)

Basic and diluted loss per common share	$(2.13)	$(1.82)	$(2.67)	$(3.24)

Weighted average number of common shares outstanding, basic	576,000	576,000	576,000	576,000
Weighted average number of common shares outstanding - diluted	-	-	-	-

See accompanying notes to condensed consolidated financial statements.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

(AN EXPLORATION COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD DECEMBER 23, 2008 (INCEPTION) TO September 30, 2012

(UNAUDITED)

	Series C Voting Convertible preferred stock issued		Common Stock Issued			Deficit Accumulated During	Total
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Exploration Stage	Stockholders’ Deficiency
December 23, 2008 contribution of assets	-	$-	-	$-	$24,141,518	$-	$24,141,518

Reverse merger recapitalization	805,767	806	25,456	3	(809)	-	-

Balance, December 31, 2008	805,767	806	25,456	3	24,140,709	-	24,141,518

Shares issued prior to reverse merger by acquiree	166,275		71,112	-	-	-	-

Capital contribution	-	-	-	-	732,497	-	732,497

Reverse merger recapitalization	-	166	-	7	(173)	-	-

Net loss	-	-	-	-	-	(213,110)	(213,110)

Balance, December 31, 2009	972,042	972	96,568	10	24,873,033	(213,110)	24,660,905

Shares issued prior to reverse merger by acquiree	(50,152)	-	479,294	-	-	-	-

Capital contribution	-	-	-	-	420,653	-	420,653

Reverse merger recapitalization	-	(51)	-	48	(34,877,928)	-	(34,877,931)

Net loss	-	-	-	-	-	(5,832,952)	(5,832,952)

Balance, December 31, 2010	921,890	$921	575,862	$58	$(9,584,242)	$(6,046,062)	$(15,629,325)

Net loss	-	-	-	-	-	(16,562,194)	(16,562,194)

Balance, December 31, 2011	921,890	$921	575,862	$58	$(9,584,242)	$(22,608,256)	$(32,191,519)

Net loss	-	-	-	-	-	(1,538,590)	(1538,590)

Balance, September 30, 2012	921,890	$921	575,862	$58	$(9,584,242)	$(24,146,846)	$(33,730,109)

See accompanying notes to condensed consolidated financial statements.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(AN EXPLORATION COMPANY)

(FORMERLY CARBONICS CAPITAL CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended		Cumulative Period from
	September 30,		December 23, 2008
Operating activities:	2012	2011	(inception) to September 30, 2012
Net Loss	$(1,538,590)	$(1,865,669)	$(24,146,846)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment of long-lived assets	-	-	13,666,518
Change in fair value of derivative liability	(2,942,000)	(3,357,000)	(5,053,000)
Unrealized (gains) losses on marketable securities	18	5,609	12,683
Amortization of debt discount	1,127,655	2,252,584	5,905,039
Changes in Assets and Liabilities
Prepaid and other current assets	31,933	(85,010)	(38,888)
Decrease (increase) in accounts payable and accrued expenses	(323,925)	261,400	148,500
Increase in accrued interest	2,467,913	2,385,973	6,919,121
Net cash used in operating activities	(1,176,996)	(402,113)	(2,586,873)
Investing activities:
(Payment)receipt of restricted cash	(497,635)	439,507	(675,656)
Proceeds from sale of trading securities	675,129	302,053	2,218,914
Purchases of trading securities	(107,972)	(747,851)	(2,231,597)
Net cash provided by (used in) investing activities	69,522	(6,291)	(688,339)
Financing activities
Line of credit	(18,238)	-	-
Proceeds from advances	-	-	732,497
Proceeds from issuance of senior secured convertible debenture	300,000	120,000	2,152,411
Proceeds from issuance of promissory notes	-	118,000	168,000
Retirement of promissory notes in exchange for convertible debenture	-	-	(168,000)
Capital contribution	-	-	420,653
Net cash provided by financing activities	281,762	238,000	3,305,561

(Decrease) increase in cash	(825,712)	(170,404)	30,349

Cash and cash equivalents, beginning of period	856,061	180,030	-
Cash and cash equivalents, end of period	$30,349	$9,626	$30,349

NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas properties, unproven	$-	$-	$24,141,518
Debt discount derived from derivative liability - Convertible debentures	-	-	406,000
Debt discount derived from derivative liability - Senior Secured convertible debentures	114,000	45,000	5,828,000

Reverse merger liabilities and equity adjustments
Accrued interest	-	-	1,154,193
Senior secured convertible debenture	-	-	27,640,712
Convertible debentures	-	-	6,083,026

Total	$114,000	$45,000	$65,253,449

 See accompanying notes to condensed consolidated financial statements.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

(AN EXPLORATION COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation and Nature of Organization

Nature of Operations

Westport Energy Holdings Inc.’s wholly owned subsidiary, Westport Acquisition LLC and its wholly owned subsidiary, Westport Energy, LLC (the Company), was formed in December 2008, in the State of Delaware, as a limited liability company. Westport Energy is an exploration stage company engaged in the exploration for coalbed methane in the Coos Bay region of Oregon. Westport Energy holds leases to approximately 104,000 acres of prospective coalbed methane lands in the Coos Bay Basin.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Westport Energy Holdings Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

In addition, as of September 30, 2012, the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

(AN EXPLORATION COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies

There have been no material changes during 2012 in the Company’s significant accounting policies to those previously disclosed in the 2011 Form 10K.

Fair Value Framework

The following table reconciles, for the nine months ended September 30, 2012, the beginning and ending balances for financial instruments that are recognized at fair value using level 3 inputs in the condensed consolidated financial statements:

Balance of derivative liability as of December 31, 2011	$4,009,000
Additional liability incurred	114,000
Change in fair value during period	(2,942,000)

Balance at September 30, 2012	$1,181,000

Level 3 financial instruments consist of certain embedded conversion features in the Company’s convertible debentures and senior secured convertible debentures. The fair value of these embedded conversion features are measured using the Black-Scholes model. The Company computes valuations each quarter, using Black-Scholes model calculations. The unobservable input used by the Company was the estimation of the volatility of the Company’s stock price over the remaining term of the convertible debentures, which were measured at 44% at September 30, 2012.

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

The computation of basic and diluted net loss attributable to common stockholders is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net loss attributable to common stockholders	$(1,227,000)	$(1,049,000)	$(1,539,000)	$(1,866,000)
Weighted-average common shares outstanding - basic	576,000	576,000	576,000	576,000
Basic and diluted net loss per share	$(2.13)	$(1.82)	$(2.67)	$(3.24)

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

(AN EXPLORATION COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies (Continued)

Potentially Dilutive Securities

The following table summarizes the potentially dilutive securities which were excluded from the above computation of basic and diluted net loss per share of common stock due to their anti-dilutive effect in a net loss situation:

	September 30, 2012	September 30, 2011

Warrants	600	600

Senior secured convertible debentures	47,307,400	20,138,200

Convertible debentures	13,181,600	13,181,600

3. Oil and Gas Properties, Unproven

Summary

As of September 30, 2012 the remaining capitalized costs of Oil and Gas Properties, unproved are summarized as follows:

	Acquisition Costs	Impairment	Total
Coos Bay Basin Property
Year ended 2008	$24,141,000	$-	$24,141,000
Year ended 2009	-	-	-
Year ended 2010	-	(3,041,000)	(3,041,000)
Year ended 2011	-	(10,625,000)	(10,625,000)
9 months ended September 30, 2012	-	-	-
Inception through September 30, 2012	$24,141,000	$(13,666,000)	$10,475,000

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

(AN EXPLORATION COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Environmental Matters

The Company has established procedures for a continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no material environmental investigation, compliance and remediation costs for the nine months ended September 30, 2012 and 2011. The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

5. Convertible Debentures, Derivative Liability, and Debt Discount

The following is a summary of the Company’s convertible debenture arrangements:

Convertible debentures:

	Conversion Price	September 30, 2012	December 31, 2011
Due December 2010 – 5%	0.50	$592,000	$592,000
Due December 2010 – 12%	0.45	570,000	570,000
Due December 2010 – 5%	0.50	921,000	921,000
Due December 2011– 12%	0.45	4,000,000	4,000,000
Debt discount	-	-	-
Total convertible debentures		$6,083,000	$6,083,000

The convertible debentures (“debentures”), plus accrued interest are convertible into common stock of the Company at a conversion rate generally based on the lower of $500 or 90% of the average of the three lowest closing market prices of the Company's stock for the thirty days preceding conversion, subject to adjustment and beneficial ownership limitations.

The following is a summary of the Company’s senior secured convertible debenture arrangements:

Senior secured convertible debentures:

	Conversion Price	September 30, 2012	December 31, 2011
Due August 2012 – 9%	0.65	$27,641,000	$27,641,000
Due August 2012 – 9%	0.45	650,000	650,000
Due August 2012 – 9%	0.45	120,000	120,000
Due December 2013– 9%	0.45	910,000	910,000
Due December 2013– 9%	0.45	172,000	172,000
Due December 2013– 9%	0.45	200,000	-
Due December 2013– 9%	0.45	25,000	-
Due December 2013– 9%	0.45	25,000	-
Due December 2013– 9%	0.45	50,000	-
Debt discount of $3,513,000 and 3,435,000	-	(329,000)	(1,342,000)
Total senior secured convertible debentures		$29,464,000	$28,151,000

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

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

Technical default

As of September 30, 2012 the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

Derivative Liability –Conversion Option

Price protection features of the convertible debentures required the Company to treat the conversion options in the Company’s senior secured convertible debentures and convertible debentures as a derivative liability. The Company used the Black-Scholes option pricing model to calculate the fair value of the conversion options.

Assumptions utilized to calculate the fair value of the derivative liability were as follows:

	September 30,	December 31,
	2012	2011

Risk Free Interest Rate	1%	1%
Volatility	44%	67%
Term	.7 years	.7 years
Dividend Rate	0%	0%
Closing Price of Common Stock	$0.50	$0.50

6. Reverse Stock Split

The Company authorized a one-for-five thousand reverse stock split on November 29, 2012, to take effect on December 3, 2012. Each five thousand shares of common stock of the Company, either issued and outstanding or held by the Company as treasury stock, immediately prior to the time this action became effective was automatically reclassified and changed into one fully paid and nonassessable share of common stock of the Company. All share and related information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the reduced number of shares resulting from this action.

7. Subsequent Events

On October 2, 2012, the Company issued to YA Global Investments, L.P., a secured convertible debenture dated October 2, 2012 in the principal amount of $50,000. The debenture bears interest at the rate of 9% per annum, payable at maturity. The maturity date of the note is December 31, 2013. The holder of the debenture is entitled to convert the principal and accrued interest into common stock of the Company at a conversion rate equal to the lesser of $15 (fixed conversion price) or 90% of the lowest daily VWAP of the common stock during the 10 consecutive trading days immediately preceding the conversion date or other date of determination, subject to adjustment as provided for in the debenture.

On November 6, 2012, the Company issued to YA Global Investments, L.P., a secured convertible debenture dated November 6, 2012 in the principal amount of $75,000. The debenture bears interest at the rate of 9% per annum, payable at maturity. The maturity date of the note is December 31, 2013. The holder of the debenture is entitled to convert the principal and accrued interest into common stock of the Company at a conversion rate equal to the lesser of $15 (fixed conversion price) or 90% of the lowest daily VWAP of the common stock during the 10 consecutive trading days immediately preceding the conversion date or other date of determination, subject to adjustment as provided for in the debenture.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

(AN EXPLORATION COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Subsequent Events (Continued)

On December 1, 2012, the Company issued to YA Global Investments, L.P., a secured convertible debenture dated December 1, 2012 in the principal amount of $100,000. The debenture bears interest at the rate of 9% per annum, payable at maturity. The maturity date of the note is December 31, 2013. The holder of the debenture is entitled to convert the principal and accrued interest into common stock of the Company at a conversion rate equal to the lesser of $15 (fixed conversion price) or 90% of the lowest daily VWAP of the common stock during the 10 consecutive trading days immediately preceding the conversion date or other date of determination, subject to adjustment as provided for in the debenture.

On November 29, 2012, the Company amended its certificate of incorporation to (i) change the name of the Company from “Carbonics Capital Corporation” to “Westport Energy Holdings, Inc”, (ii) effect a reverse stock split of its outstanding common stock at a ratio of 1-for-5,000, and (iii) reduce the number of authorized shares of the Company’s common stock from 10,000,000,000 to 2,000,000,000. The Company also amended its bylaws to reflect the name change. The Company’s ticker symbol continues to be “CICS”, although the Company plans to change its ticker symbol shortly to a symbol more consistent with its new name.

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

The financial statements contained herein include the results of Westport Energy Holdings Inc. and its subsidiaries, which are collectively referred to as the “Company.”

Results of Operations – three months ended September 30, 2012 compared to three months ended September 30, 2011

Revenues

There were no revenues from continuing operations for the three months ended September 30, 2012 and 2011.

Cost of Revenues

There was no cost of revenues for the three months ended September 30, 2012 and 2011.

Net Loss

The Company had a net loss of approximately $1,227,000 for the three months ended September 30, 2012 versus a net loss of approximately $1,049,000 for the three months ended September 30, 2011.

The increase in net loss was predominately the result of the change in derivative liability, which resulted in a gain of approximately $164,000 in the three months ended September 30, 2012 compared to a gain of approximately $734,000 during the three months ended September 30, 2011. This difference was offset by a decrease in interest expense of approximately $445,000 from approximately $1,563,000 during the three months ended September 30, 2011 to approximately $1,118,000 during the three months ended September 30, 2012.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees increased approximately $59,000 from approximately $214,000 for the third quarter of 2011 to approximately $273,000 for the third quarter of 2012.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the three months ended September 30, 2012 and 2011 are as follows. Supplies expense increased from approximately $0 during the three months ended September 30, 2011 to approximately $23,000 during the three months ended September 30, 2012. This increase is attributable to the increased levels of exploration activities that occurred during the current period. Consulting and professional fees increased approximately $31,000 from approximately $168,000 during the three months ended September 30, 2011 to approximately $199,000 during the three months ended September 30, 2012.

We expect to incur significant additional professional fees as we continue to proceed with our exploration activities.

Results of Operations – nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Revenues

There were no revenues from continuing operations for the nine months ended September 30, 2012 and 2011.

Cost of Revenues

There was no cost of revenues for the nine months ended September 30, 2012 and 2011.

Net Loss

The Company had a net loss of approximately $1,539,000 for the nine months ended September 30, 2012 versus a net loss of approximately $1,866,000 for the nine months ended September 30, 2011.

The decrease in net loss was predominately the result of a decrease in interest expense of approximately $1,033,000 from approximately $4,628,000 during the nine months ended September 30, 2011 to approximately $3,595,000 during the nine months ended September 30, 2012. This decrease was offset by the change in the derivative liability, which resulted in a gain of approximately $3,357,000 during the nine months ended September 30, 2011 compared to a gain of $2,942,000 during the nine months ended September 30, 2012.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees increased approximately $300,000 from approximately $584,000 for the first nine months of 2011 to approximately $884,000 for the first nine months of 2012.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the nine months ended September 30, 2012 and 2011 are as follows. Supplies expense increased from approximately $0 during the nine months ended September 30, 2011 to approximately $23,000 during the nine months ended September 30, 2012. This increase is attributable to the increased levels of exploration activities that occurred during the current period. Consulting and professional fees increased approximately $215,000 from approximately $438,000 during the nine months ended September 30, 2011 to approximately $653,000 during the nine months ended September 30, 2012.

We expect to incur significant additional professional fees as we continue to proceed with our exploration activities.

Liquidity and Capital Resources

Our liquid assets, consisting of cash on hand, restricted cash and certificates of deposit were approximately $706,000 as of September 30, 2012. As of September 30, 2012 our working capital deficit was approximately $44 million.

We expect to incur significant additional professional fees as we proceed with our exploration activities, which will require additional financing. In addition, the Company will need to re-negotiate terms with the holders of our debentures as they become due. Currently, we do not have sufficient capital to meet the needs of our note holders and cannot predict when operations will commence, and if so, will provide enough capital resources to meet those needs.

During the nine months ended September 30, 2012, the Company had a net decrease in cash of approximately $826,000. Our principal sources and uses of funds were as follows:

Cash used in operating activities. For the nine months ended September 30, 2012, the Company used approximately $1,177,000 in cash for operating activities as compared to approximately $402,000 for the nine months ended September 30, 2011. This increase of approximately $775,000 was due primarily to the payment of general and administrative expenses accrued during the end of 2011 and the current period, as well as the payment of expenses for field services during the current period in connection with five wells that are being tested by the Company.

Cash provided by investing activities. For the nine months ended September 30, 2012, the Company received approximately $70,000 in net cash from investing activities as compared to using approximately $6,000 for the nine months ended September 30, 2011. This increase of approximately $76,000 was due primarily to activity in trading securities during the period.

Cash provided by financing activities. For the nine months ended September 30, 2012, the Company received approximately $282,000 in cash from financing activities as compared to approximately $238,000 for the nine months ended September 30, 2011. This increase of approximately $44,000 was due primarily to the proceeds from the issuance of a senior secured convertible debenture during the period.

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

Oil and Gas Properties

The Company utilizes the successful efforts method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of September 30, 2012, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of September 30, 2012, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

Item 3. Quantative and Qualitative Disclosure About Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended September 30, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WESTPORT ENERGY HOLDINGS INC.

Date: January 11, 2013	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer Title: Chief Executive Officer

Date: January 11, 2013	By:	/s/ Stephen J. Schoepfer
Name: Stephen J. Schoepfer Title: Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

