Form 10-K
period 2012-12-31
Westport Energy Holdings Inc.
filed 2015-08-12
CIK 1102414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-28761

WESTPORT ENERGY HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3328734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Overlook Center, 2nd Floor, Princeton, NJ 08540
(Address of principal executive offices) (Zip code)

(609) 498-7029
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock—$0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on August 7, 2015 (based on the closing stock price on the OTC Pink Sheets) on such date was approximately $7,113.

As of August 7, 2015 the Registrant had the following number of shares of its capital stock outstanding: 578,346 shares of Common Stock, par value $0.0001 and 921,890 shares of Series C Preferred Stock, par value $0.001, which are convertible into a number of shares of Common Stock equal to 73.75% of the fully-diluted outstanding shares of Common Stock.

WESTPORT ENERGY HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Except as otherwise indicated by the context, references in this report to:

“Carbonics” refers to Carbonics Capital Corporation, a Delaware corporation;

“Common Stock” refers to the common stock of the Company, par value $0.001.

“CBM” refers to coalbed methane.

“Company,” “we,” “us,” or “our,” refers to Westport Energy Holdings Inc., a Delaware corporation and, where applicable, its direct and indirect subsidiaries, Westport Energy Acquisition Inc. and Westport Energy LLC;

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

“Series C Preferred Stock” or “Series C Shares” refers to the Series C Preferred Stock of Westport, par value $0.001.

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

We are a Delaware corporation. Our address is 100 Overlook Center, 2nd Floor, Princeton, New Jersey 08540, and our telephone number is (609) 498-7029.

Company Background

Westport Energy Holdings Inc.

The Company was organized under the laws of the state of Delaware on June 30, 1994 under the name Telco Technology Inc. (subsequently changed to Telco-Technology Inc.) and engaged in telecommunications and related technology business. On December 27, 2004 our name was changed from “Telco-Technology Inc.” to “GreenWorks Corporation” and our business focus shifted to providing consulting, technical and engineering services to alleviate the environmental problems of our clients.

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

On August 17, 2010, our wholly-owned subsidiary, Westport Energy Acquisition, acquired 100% of the membership interest of Westport Energy, which was engaged in the exploration for and development of prospective CBM properties in the Coos Bay region of Oregon. For accounting purposes Westport Energy LLC was treated as the acquirer and the transaction was treated as a recapitalization of the Company. As a result of this acquisition our business plan now focuses solely on CBM exploration and development in the Coos Bay area of Oregon through our Westport Energy subsidiary.

Westport Energy LLC

Prior to its acquisition by the Company, Westport Energy was a wholly-owned subsidiary of NEC. Westport Energy was formed in Delaware in October 2008 by NEC to hold title to the CBM assets currently owned by Westport Energy, which were acquired by NEC’s parent company, YA Global, after YA Global, as the senior secured lender to Torrent Energy, foreclosed on, and took title to, those assets from Torrent Energy.

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

Permeability. CBM gas production requires that the coal have sufficient permeability. Permeability is the ability of a substance to allow another substance to pass through it. In the case of our CBM properties, permeability is the ability of the coal to allow water and/or gas to pass through it. Permeability in coal is primarily created by naturally occurring fractures, which are commonly referred to as cleats. Permeability is largely based upon how many cleats the coal has and how close they are to each other. The more cleats the coal has, the better the coal’s permeability and the greater opportunity to retrieve the adsorbed CBM. Tectonic fracturing can also contribute greatly to permeability. Reservoirs with high permeability have a higher propensity for strong gas production than less permeable reservoirs. The same permeability that can contribute to strong gas production also initially allows more water to flow through the coal. Thus, coal seams with higher permeability often take significantly longer time to dewater than lower permeability coal seams. Once sufficient water is produced, higher permeability normally allows wells to maintain higher production rates for longer periods and enables higher gas recoveries with fewer wells.

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

Dewatering. Water must be removed from the coal seams to decrease reservoir pressure and release the gas to produce methane gas from coalbeds. After the detachment of gas molecules from the coal surface, or desorption, occurs, the gas diffuses through the coalbed’s cleats and fractures toward the wellbore. Substantial dewatering of the coalbed is required initially. Water production declines as methane gas production increases. Dewatering of a well may generally range in length from a few weeks to as many as three years or more depending on the attributes of the coal seam.

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

OUR GAS PROPERTIES IN COOS BAY

Coos Bay Leases

Through our subsidiary, Westport Energy, we have under lease approximately 88,848 undeveloped acres in the Coos Bay Basin as of December 31, 2012. In March 2008, Methane Energy Corp., Westport Energy’s predecessor in interest, elected to drop the lease with the Oregon Department of State Lands, which consisted of approximately 11,000 acres under the waterways in the Coos Bay Basin. .. In addition, in January 2010, we determined that the cost to continue exploration of various leases that we had in the Chehalis Basin in the state of Washington outweighed the projected benefits from such leases. Accordingly, these leases were not renewed with their owners. Following our decision to abandon these Washington leases we performed certain reclamation work on the one well that was drilled in the Chehalis Basin, as required pursuant to the applicable lease and as requested in a notice from the state of Washington. While we believe we have satisfied all of our obligations under the applicable Washington leases we have not received any confirmation from the state of Washington to that effect and therefore any potential liability in connection with any remaining obligations under the Washington leases cannot be ascertained at this time.

Of the acreage Westport Energy has under lease, approximately 16,000 acres are leased from Menasha Development Corporation, 29,000 acres from Coos County, 3,000 acres from the State of Oregon Department of Transportation, and approximately 56,000 acres from various companies and individual landowners. The total annual lease payments related to the 104,000 acres are approximately $81,000. These leases typically have a five-year term with an option for an additional five years with renewal conditioned on continued payment of annual lease rentals. In addition, we have granted the landowners royalties, typically averaging 12.5% on gross sales resulting from the leases. The first of our lease renewal payments began in September 2008 and the majority of our Coos Bay Basin leases were renewed in 2009 and 2010 at rates varying from $1-$5 per net acre.

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

Federal Regulation of Natural Gas

The Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by us, as well as the revenues received by us for sales of such production. Since the mid-1980’s, FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. These orders mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city- gate sales services such pipelines previously performed. One of FERC’s purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Certain aspects of these orders may be modified as a result of various appeals and related proceedings and it is difficult to predict the ultimate impact of the orders on us and others. Generally, the orders eliminated or substantially reduced the interstate pipelines’ traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and have substantially increased competition and volatility in natural gas markets.

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

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

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

The National Environmental Policy Act (“NEPA”) is applicable to many of our planned activities and operations. NEPA is a broad procedural statute intended to ensure that federal agencies consider the environmental impact of their actions by requiring such agencies to prepare environmental impact statements (“EIS”) in connection with all federal activities that significantly affect the environment. Although NEPA is a procedural statute only applicable to the federal government, a portion of our properties may be acreage located on federal land. The Bureau of Land Management’s issuance of drilling permits and the Secretary of the Interior’s approval of plans of operation and lease agreements all constitute federal action within the scope of NEPA. Consequently, unless the responsible agency determines that our drilling activities will not materially impact the environment, the responsible agency will be required to prepare an EIS in conjunction with the issuance of any permit or approval.

The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operation, as well as actions by federal agencies, may not significantly impair or jeopardize the species or their habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expense to modify our operations or could force us to discontinue certain operations altogether.

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

Employees

As of December 31, 2012, we had one (1) employee, our Chief Executive Officer, Stephen J. Schoepfer. Mr. Schoepfer entered into a consulting agreement with the Company, Westport Energy Acquisition Inc. and Westport Energy LLC dated December 1, 2012 pursuant to which he agreed to serve as (i) Chairman, Chief Executive Officer, Chief Financial Officer and Secretary of the Company; (ii) Director, president, treasurer and secretary of Westport Energy Acquisition Inc. and (iii) Manager and President of Westport Energy LLC. The term of the agreement commences on December 1, 2012 and expires on December 31, 2016. Mr. Schoepfer’s compensation pursuant to the consulting agreement is $209,000 per year

Acquisition of Westport

On August 17, 2010 we entered into an LLC Membership Interest Purchase Agreement (“LLC Purchase Agreement”) with NEC, Westport Energy (a wholly-owned subsidiary of NEC at the time) and Westport Energy Acquisition (our wholly-owned subsidiary), pursuant to which Westport Energy Acquisition agreed to acquire 100% of the Westport Membership Interest in accordance with the terms of the LLC Purchase Agreement. Westport Energy is an exploration stage company engaged in the exploration for CBM in the Coos Bay region of Oregon. Westport Energy holds leases to approximately 104,000 acres of prospective CBM lands in the Coos Bay Basin.

Immediately following the execution of the LLC Purchase Agreement, Westport Energy Acquisition completed the acquisition of Westport Energy (the “Westport Acquisition”) and the parties to the LLC Purchase Agreement also completed various other related transactions in accordance with the terms of the LLC Purchase Agreement and those respective agreements on that same day (the “Closing Transactions”). In addition to the execution and delivery of the LLC Purchase Agreement, the Closing Transactions included:

●	The issuance by the Company to NEC of a senior Secured Convertible Debenture dated August 17, 2010 in the principal amount of $27,640,712, in consideration for the acquisition of the membership interest in Westport Energy by Westport Energy Acquisition (the “NEC Debenture”). The NEC Debenture bears interest at the rate of 9% per annum, payable at maturity. The maturity date for payment of the NEC Debenture is August 31, 2012. The holder of the NEC Debenture is entitled to convert the principal and accrued interest on the NEC Debenture into common stock of the Company at a conversion rate initially equal to $0.0003 per share, subject to adjustment and beneficial ownership limitations as provided for in the NEC Debenture.

●	The execution and delivery of a Guaranty Agreement dated as of August 17, 2010 (the “Guaranty”) given by (i) Westport Energy Acquisition, (ii) Westport Energy, and (iii) each subsidiary and affiliate of Westport Energy Acquisition or Westport Energy identified therein or hereinafter joined to this Guaranty in favor of NEC, pursuant to which the Guarantors unconditionally and irrevocably guarantee the full payment and performance of all obligations owed or hereafter owing by the Company to NEC.

●	The execution and delivery of a Security Agreement in favor of NEC dated August 17, 2010 by and among (i) the Company, (ii) Westport Energy Acquisition, (iii) Westport Energy; and (iv) any subsidiary and affiliate of the Company, Westport Energy Acquisition, or Westport Energy identified therein or joined to this agreement in the future (collectively, the “Grantors”), pursuant to which the Grantors granted to NEC security interests in all of the assets and personal property of each Grantor in order to secure the obligations under the NEC Debenture.

●	The execution and delivery of a Pledge and Escrow Agreement dated as of August 17, 2010, by 4 Sea-Sons LLC, a Delaware limited liability company (the “Preferred Shareholder”), Westport Energy Acquisition, the Company and each subsidiary, direct and indirect, of the Company, Westport Energy Acquisition or the Preferred Shareholder identified therein or joined to this agreement in the future (collectively, the “Pledgors”) in favor of NEC, pursuant to which the Pledgors pledged to NEC as security for the NEC Debenture all (i) securities, membership, partnership or other ownership interests or rights to purchase of the Pledgors identified therein and (ii) all securities, membership, partnership or other ownership interests obtained in the future by a Pledgor (collectively, the “Pledged Securities”) and (A) all of the Pledgors’ interests in respect of the Pledged Securities and Pledgors’ interests in all profits and distributions to which the Pledgors shall at any time be entitled in respect of such Pledged Securities and (B) to the extent not otherwise included, all proceeds, dividends, warrants, options, rights, instruments, and other property from time to time received or otherwise distributable in respect of or in exchange of any or all of the foregoing.

Immediately following the closing of the Westport Acquisition, the Company and YA Global, entered into a securities purchase agreement (“SPA”) pursuant to which the Company issued to YA Global a secured convertible debenture dated August 17, 2010 in the principal amount of $650,000.00 (the “YA Debenture”). The YA Debenture bears interest at the rate of 9% per annum, payable at maturity. The maturity date for payment of the YA Debenture is August 31, 2012. The holder of the YA Debenture is entitled to convert the principal and accrued interest on the YA Debenture into common stock of the Company at a conversion rate per share initially equal to the lower of $0.0003 or 90% of the lowest VWAP of the common shares for the 20 trading days immediately prior to conversion, subject to adjustment and beneficial ownership limitations as provided for in the YA Debenture. The proceeds from the YA Debenture were used by the Company to fund various short-term administrative and operating expenses.

In connection with the YA Debenture, the Company and its subsidiaries also entered into the following agreements:

●	a Guaranty Agreement in favor of YA Global dated as of August 17, 2010 (the “YA Guaranty”) given by (i) the Company, (ii) Westport Energy Acquisition and (iii) Westport Energy (collectively, the “YA Guarantors”), pursuant to which the YA Guarantors unconditionally and irrevocably guarantee the full payment and performance of certain obligations owed or hereafter owing to YA Global in accordance with the terms of the Guaranty Agreement.

●	a Security Agreement in favor of YA Global dated August 17, 2010 (the “YA Security Agreement”) by and among (i) the Company, (ii) Westport Energy Acquisition and (iii) Westport Energy (collectively, the “YA Grantors”), pursuant to which the YA Grantors granted to YA Global security interests in certain assets and personal property of each YA Grantor in order to secure certain obligations owed to YA Global in accordance with the terms of the terms of the Security Agreement.

●	a Pledge and Escrow Agreement dated as of August 17, 2010 (the “Pledge and Escrow Agreement”), by the Preferred Shareholder, Westport Energy Acquisition, the Company and each subsidiary, direct and indirect, of the Company, Westport Energy Acquisition or the Preferred Shareholder identified therein or joined to this agreement in the future (collectively, the “YA Pledgors”) in favor of YA Global, pursuant to which the YA Pledgors pledged to YA Global as security for obligations owed to YA Global all (i) securities, membership, partnership or other ownership interests or rights to purchase of the YA Pledgors identified therein and (ii) all securities, membership, partnership or other ownership interests obtained in the future by a YA Pledgor (collectively, the “YA Pledged Securities”) and (A) all of the YA Pledgors’ interests in respect of the YA Pledged Securities and YA Pledgors’ interests in all profits and distributions to which the YA Pledgors shall at any time be entitled in respect of such YA Pledged Securities and (B) to the extent not otherwise included, all proceeds, dividends, warrants, options, rights, instruments, and other property from time to time received or otherwise distributable in respect of or in exchange of any or all of the foregoing, all in accordance with the terms of the Pledge and Escrow Agreement.

At the time of the closing of the Westport Acquisition, Viridis Capital LLC, in exchange for $10, transferred to the Preferred Shareholder all of the shares of Series C Preferred Stock issued by the Company, which were owned by Viridis Capital LLC. As a result of such transfer and its ownership interest in the Series C Preferred Stock, the Preferred Shareholder now owns the majority of the equity in the Company. The Preferred Shareholder is owned and controlled by Stephen J. Schoepfer.

At the closing, Stephen J. Schoepfer, was elected as Chairman of the board of directors of the Company. In addition, at the closing, Kevin Kreisler, the former Chairman of the board of directors of the Company, and Paul Miller, also a member of the board of directors of the Company, submitted their resignations as members of the board, which resignations became effective ten (10) days after the mailing to the shareholders of the Company of an applicable 14f-1 Information Statement regarding the change in the board of directors.

Also at the closing, the then current officers of the Company, Westport Energy Acquisition and Westport Energy resigned from their respective positions and Stephen J. Schoepfer was elected Chief Executive Officer, Chief Financial Officer and Secretary of the Company and President of Westport Energy and Westport Energy Acquisition.

Financing Arrangements

Convertible Debentures with YA Global and NEC

In connection with the Westport Acquisition, on August 17, 2010 we entered into two convertible debentures, one with NEC and one with YA Global. The NEC Debenture is a senior Secured Convertible Debenture dated August 17, 2010 in the principal amount of $27,640,712, which was issued in consideration for the acquisition of the membership interest in Westport by WEAI. The NEC Debenture bears interest at the rate of 9% per annum, payable at maturity. The maturity date for payment of the NEC Debenture is August 31, 2012. The holder of the NEC Debenture is entitled to convert the principal and accrued interest on the NEC Debenture into common stock of the Company at a conversion rate initially equal to $0.0003 per share, subject to adjustment and beneficial ownership limitations as provided for in the NEC Debenture.

The YA Debenture is a secured convertible debenture dated August 17, 2010 in the principal amount of $650,000.00. The YA Debenture bears interest at the rate of 9% per annum, payable at maturity. The maturity date for payment of the YA Debenture is August 31, 2012. The holder of the YA Debenture is entitled to convert the principal and accrued interest on the YA Debenture into common stock of the Company at a conversion rate per share initially equal to the lower of $0.0003 or 90% of the lowest VWAP of the common shares for the 20 trading days immediately prior to conversion, subject to adjustment and beneficial ownership limitations as provided for in the YA Debenture.

In addition to the NEC Debenture and YA Debenture, we have several additional convertible debentures outstanding in favor of YA Global. The table below summarizes all of our outstanding convertible debentures as of December 31, 2012.

Debenture ID	Debenture Holder	Issuance Date	Maturity Date	Interest Rate	Conversion Price*	Original Principal Amount	Outstanding Principal Amount	Accrued & Outstanding Interest
CCP-3	YA Global	Oct 12, 2005	Dec 31, 2010	5.00%	$0.0001	$1,475,000	$592,360	$289,445
CCP-4	YA Global	Feb 8, 2006	Dec 31, 2010	5.00%	$0.0001	$3,050,369	$920,666	$359,258
GSHF-3-1	YA Global	Jun 26, 2007	Dec 31, 2010	12.00%	$0.00009	$570,000	$570,000	$380,947
CICS-5	YA Global	Jun 30, 2009	Dec 31, 2011	12.00%	$0.00009	$4,000,000	$4,000,000	$1,693,315
CICS-6	New Earthshell	Aug 17, 2010	Aug 31, 2012	9.00%	$0.00013	$27,640,712	$27,640,712	$5,909,054
CICS-7	YA Global	Aug 17, 2010	Aug 12, 2012	9.00%	$0.0009	$650,000	$650,000	$139,099
CICS-8	YA Global	May 25, 2011	Aug 31, 2012	9.00%	$0.0009	$120,000	$120,000	$17,339
CICS-9	YA Global	Dec 6, 2011	Dec 31, 2013	9.00%	$0.0009	$910,000	$910,000	$87,734
CICS-10	YA Global	Dec 6, 2011	Dec 31, 2013	9.00%	$0.0009	$172,411	$172,411	$16,625
CICS-11	YA Global	May 31, 2012	Dec 31, 2013	9.00%	$0.003	$200,000	$200,000	$10,603
CICS-12	YA Global	Aug 13, 2012	Dec 31, 2013	9.00%	$0.003	$25,000	$25,000	$863
CICS-13	YA Global	Aug 29, 2012	Dec 31, 2013	9.00%	$0.003	$25,000	$25,000	$764
CICS-14	YA Global	Sep 7, 2012	Dec 31, 2013	9.00%	$0.003	$50,000	$50,000	$1,418
CICS-15	YA Global	Oct 2, 2012	Dec 31, 2013	9.00%	$0.003	$50,000	$50,000	$1,122
CICS-16	YA Global	Nov 6, 2012	Dec 31, 2013	9.00%	$0.003	$75,000	$75,000	$1,036
CICS-17	YA Global	Dec 1, 2012	Dec 31, 2013	9.00%	$0.003	$100,000	$100,000	$764

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

On March 5, 2012, the stockholder holding a majority of the Company’s voting stock executed a written consent in lieu of a meeting to approve the reduction in the number of authorized shares of common stock from 10,000,000,000 to 2,000,000,000, which took effect in the marketplace on or about November 14, 2012.

Reverse Stock Split

On February 11, 2008, the Company completed a 1 for 20 reverse stock-split. All stock prices, share amounts, per share information, stock options and stock warrants in this report reflect the reverse stock split.

On March 5, 2012, the stockholder holding a majority of the Company’s voting stock executed a written consent in lieu of a meeting to approve a reverse stock split of outstanding common stock at a ratio of 1-for-5,000, which took effect in the marketplace on or about December 3, 2012.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

The requirements of being a public company may strain our resources and distract our management

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. These requirements place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. Management has identified the following material weaknesses in our internal controls over financial reporting: (1) lack of documented policies and procedures; (2) lack of resources to account for complex and unusual transactions; and, (3) there is no effective segregation of duties, which includes monitoring controls, between the members of management.

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

As a result of our deficiency in working capital at December 31, 2012 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the expansion and continuation of operations.

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

Our ability to develop and commercialize our CBM properties is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to develop and commercialize our gas properties. Our future capital requirements will depend upon many factors, including:

●	test results from pilot wells;

●	the number of wells included in any future development plans;

●	our ability to establish collaborative relationships; and

●	pipeline and transportation availability.

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

The present value of future net cash flows from any proved reserves is not necessarily the same as the current market value of estimated natural gas reserves. We intend to base the estimated discounted future net cash flows from any proved reserves on prices and costs. However, actual future net cash flows from our natural gas and oil properties also will be affected by factors such as:

●	geological conditions;

●	changes in governmental regulations and taxation;

●	assumptions governing future prices;

●	the amount and timing of actual production;

●	availability of funds;

●	future operating and development costs; and

●	capital costs of drilling new wells.

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

Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to early-stage oil and gas development companies in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success. Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for necessary financing. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

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

To accelerate our development efforts we may take on working interest partners that will contribute to the costs of drilling and completion and then share in revenues derived from production. In addition, we may in the future, due to a lack of capital or other strategic reasons, establish joint venture partnerships or farm out all or part of our development efforts. These economic strategies may have a dilutive effect on our lease ownership and will more than likely reduce our operating revenues.

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

Our operations are subject to hazards and risks inherent in producing and transporting oil and natural gas, such as fires, natural disasters, explosions, pipeline ruptures, spills, and acts of terrorism, all of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and others. The occurrence of any of these events could result in the following:

●	Substantial losses due to injury and loss of life;

●	Severe damage to and destruction of property, natural resources and equipment;

●	Pollution and other environmental damage;

●	Clean-up responsibilities; and

●	Regulatory investigation and penalties and suspension of operations.

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

Our business is subject to various laws and regulations that may be changed from time to time in response to economic or political conditions. Matters subject to regulation include the following:

●	Discharge permits for drilling operations;

●	Drilling bonds;

●	Reports concerning operations;

●	The spacing of wells;

●	Unitization and pooling of properties;

●	Taxation; and

●	Environmental protection.

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

Events of default include, without limitation:

●	Cross default provisions in our senior secured convertible debenture agreements, have resulted in a technical default status for these notes due to the noncompliance with the repayment terms of the convertible notes, which are currently due.

●	Failure to pay interest and principal when due;

●	An uncured breach by us of any material covenant, term or condition in any of the notes or related agreements;

●	A breach by us of any material representation or warranty made in any of the notes or in any related agreement;

●	Any money judgment or similar final process is filed against us for more than $50,000;

●	Any form of bankruptcy or insolvency proceeding is instituted by or against us;

●	A change in control of our stock ownership or a majority change in control in our board of directors; and

●	Suspension of our common stock from our principal trading market for five consecutive days or five days during any ten consecutive days.

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

Because our common stock currently trades below $5.00 per share and is quoted on the OTC Pink Marketplace, our common stock is considered by the SEC to be a “penny stock,” which adversely affects our liquidity.

Our common stock does not currently qualify for listing on any national securities exchange, and we do not anticipate that it will qualify for such a listing in the short-term future. If our common stock continues to be quoted on the OTC Pink Marketplace or is traded on the OTC Bulletin Board, and if the trading price of our common stock remains less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, brokers or dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker or dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements could severely limit the liquidity of such securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, another risk associated with trading in penny stocks may be large price and volume fluctuations.

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

It is impossible to say that the market price on any given day reflects the fair value of the Company, since the price sometimes moves up or down by 50% or more in a week’s time. A shareholder in the Company who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

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

We are classified as an “emerging growth company” as well as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a smaller reporting company. In the event that we are still considered a smaller reporting company, at such time we ceased being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company. Specifically, similar to other emerging growth companies, a smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings. Decreased disclosures in our SEC filings due to our status as an emerging growth company or a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

For most of the period covered below, our common stock was traded on the OTC Bulletin Board under the symbol CICS. In 2011, our common stock began trading on the OTC Pink Marketplace. The following table, based on Bloomberg L.P., reflects quarterly high and low bid prices of our common stock from January 1, 2011 through December 31, 2012. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Year Ending December 31, 2012	High $	Low $
Quarter Ended
December 31, 2012	.05	.05
September 30, 2012	.0013	.0013
June 30, 2012	.0013	.0013
March 31, 2012	.0013	.0013

Fiscal Year Ending December 31, 2011	High $	Low $
Quarter Ended
December 31, 2011	.00331	.00013
September 30, 2011	.00013	.00013
June 30, 2011	.00013	.00013
March 31, 2011	.00013	.00013

On August 7, 2015, the closing bid price for our common stock was $0.001

As of August 7, 2015, there were (i) 578,346 shares of our common stock outstanding, which were held by approximately [150] stockholders of record, not including persons or entities that hold the stock in nominee or “street name” through various brokerage firms and (ii) 921,890 shares of our Series C preferred stock outstanding, which were held by 1 stockholder of record. The shares of Series C Preferred stock are convertible by the holders of such shares, in accordance with their rights and preferences, into a number of shares of Common Stock equal to 73.75% of the fully-diluted outstanding shares of Common Stock.

Dividend Policy

We have never paid any cash dividends on our common stock and anticipate that, for the foreseeable future, no cash dividends will be paid on our common stock.

Equity Compensation Plans Information

See the information provided under “Item 12.—Security Ownership of Certain Beneficial Owners and Related Stockholder Matters—Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the fourth quarter of 2012.

Purchases of Equity Securities

There were no repurchases made for any class or series of securities in a month within the fourth quarter of the fiscal year ended December 31, 2012.

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

Results of Operations - December 31, 2012 compared to December 31, 2011

Revenues

There were no revenues from continuing operations for the years ended December 31, 2012 and 2011.

Cost of Revenues

There was no cost of revenues for the years ended December 31, 2012 and 2011.

Net Loss

The Company had a net loss of approximately $11,106,000 for the year ended December 31, 2012 versus approximately $16,562,000 for the year ended December 31, 2011.

The decrease in net loss was predominately impacted by the impairment loss of approximately $5,758,000 recorded during the year ended December 31, 2012 compared to approximately $10,625,000 recorded during the year ended December 31, 2011. Additionally, interest expense decreased due to the higher levels of debt discount accretion taken throughout 2011 from approximately $6,169,000 during the year ended December 31, 2011 to $4,516,000 for the year ended December 31, 2012.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees increased during the year from approximately $791,000 for the year ended December 31, 2011 to approximately $1,157,000 for the year ended December 31, 2012.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the years ended December 31, 2012 and 2011 are as follows. Mineral right lease expense decreased approximately $56,000 from approximately $121,000 in the year ended December 31, 2011 compared to approximately $65,000 in the year ended December 31, 2012. Consulting fees increased approximately $274,000 from approximately $519,000 in the year ended December 31, 2011 to approximately $793,000 in the year ended December 31, 2012. The increase in consulting fees during 2012 is attributable to the increased level of exploration activities during the current year.

Professional fees increased approximately $14,000 from approximately $56,000 in the year ended December 31, 2011 to approximately $70,000 during the year ended December 31, 2012. This increase was due to additional fees incurred in connection with the stock split that occurred during 2012.

We expect to incur significant additional consulting and professional fees as we continue to proceed with our exploration activities.

Impairment loss

During the years ended December 31, 2012 and 2011 we impaired the carrying value of our oil and gas properties by approximately $5,758,000 and 10,625,000, respectively.

The impairments were the difference between the carrying value and the fair value of the Coos Bay oil and gas properties on December 31, 2012 and 2011. The fair value was prepared by valuation experts using level 3 inputs in a discounted cash flow model.

Liquidity and Capital Resources

Our liquid assets, consisting of cash on hand, restricted cash and trading securities was approximately $711,000 as of December 31, 2012, compared with approximately $1,601,000 at December 31, 2011. As of December 31, 2012 our working capital deficit was approximately $48 million.

During the year the Company raised $525,000 on terms similar to other notes the Company incurred at the time of the reverse merger. Those funds will be used to supply funding for the day-to-day activities while we continue to try and find additional sources of financing to fund the Company’s activities.

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

During the year ended December 31, 2012, the Company had a net decrease in cash of approximately $821,000. Our principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2012, the Company used approximately $1,397,000 in cash for operating activities as compared to approximately $517,000 for the year ended December 31, 2011. This increase was due primarily to the increase in general and administrative expenses as a result of the increase in professional fees and mineral right lease payments.

Cash used in investing activities. For the year ended December 31, 2012, the Company received approximately $69,000 in net cash from investing activities as compared to using approximately $19,000 for the year ended December 31, 2011. This increase was due primarily to activity in trading securities during the year.

Cash provided by financing activities. For the year ended December 31, 2012, the Company received approximately $506,000 in cash from financing activities as compared to approximately $1,212,000 for the year ended December 31, 2011. This decrease was due primarily to the proceeds from the issuance of senior secured convertible debt during the year.

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

Oil and Gas Properties

The Company utilizes the successful efforts method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of December 31, 2012, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of December 31, 2012, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended December 31, 2012, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

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

Our management concluded that during the period covered by this report our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

●	lack of documented policies and procedures;

●	lack of resources to account for complex and unusual transactions; and

●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

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

Changes in Internal Controls Over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no items that required disclosure in a Form 8-K during the fourth quarter of the year covered by this Form 10-K that were not reported by the Company.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers, and certain significant employees as of the fiscal year ending December 31, 2012. All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Board of Directors and Executive Officers

Name	Age	Position
Stephen J. Schoepfer	55	Director & Chief Executive Officer

Stephen J. Schoepfer, Director and Chief Executive Officer since August 2010.

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

Based solely on our review of the copies of such forms received by it with respect to fiscal year 2012, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

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

Summary Compensation Table

The following table provides information concerning compensation of the Company’s named executives for the Company’s last two completed fiscal years ending December 31, 2011 and 2012.

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Stephen J. Schoepfer,	2012	$209,000	-	-	-	-	-	-	$209,000
Chief Executive Officer	2011	185,000	-	-	-	-	-	-	185,000

Other Benefit Plans

The Company has no defined benefit or actuarial pension plans.

Employment Agreements

On December 1, 2012 our Chief Executive Officer, Schoepfer J. Schoepfer, entered into a consulting agreement with the Company, Westport Energy Acquisition Inc. and Westport Energy LLC pursuant to which he agreed to serve as (i) Chairman, Chief Executive Officer, Chief Financial Officer and Secretary of the Company; (ii) Director, president, treasurer and secretary of Westport Energy Acquisition Inc. and (iii) Manager and President of Westport Energy LLC. The term of the agreement commences on December 1, 2012 and expires on December 31, 2016. Mr. Schoepfer’s compensation pursuant to the consulting agreement is $209,000 per year.

Outstanding Equity Awards at December 31, 2011 Fiscal Year End

As of December 31, 2012, there are no equity compensation plans outstanding under which shares of our common stock are authorized for issuance.

Director Compensation

Non-Employee Directors’ Compensation

Directors who are officers or employees of the Company do not receive separate consideration for their service on the Board of Directors. We currently have no directors who are not also employees.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of August 7, 2015 by (i) each person who is a beneficial owner of more than five percent (5%) of any class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.

Unless otherwise noted, (i) we believe that all persons named in the table will have sole voting and investment power with respect to all common stock beneficially owned by them and (ii) the address of each beneficial owner will be c/o Westport Energy Holdings Inc., unless otherwise noted.

Name & Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Class (2)	Voting Power (2)	Class (Common Stock/Series C Preferred)
4 Sea-Sons LLC(3)	921,890		100%	73.75%	Series C Preferred

All executive officers and directors as a group (1 person)				73.75%

New Earthshell Corporation(4)	28,736	(5)	4.99	0.42	Common

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2)	Based on 575,862 shares of the Company’s Common Stock issued and outstanding as of August 7, 2015.

(3)	The shares of Series C Preferred Stock, in aggregate, are convertible into a number of shares of the Company’s Common Stock, which upon conversion shall equal 73.75 % of the full-diluted outstanding shares of the Company’s Common Stock. The entire membership interest of 4 Sea-Sons LLC is owned by Stephen J. Schoepfer our Chairman, Chief Executive Officer and Chief Financial Officer. The address for 4 Sea-Sons LLC is c/o Westport Energy Holdings Inc., 100 Overlook Center, 2nd Floor, Princeton, NJ 08540.

(4)	New Earthshell is wholly owned by YA Global and all investment decisions for New Earthshell are made through Yorkville Advisors, LLC, the investment manager of YA Global. The address for Yorkville Advisors is 101 Hudson Street, Suite 3700, Jersey City, NJ 07302.

(5)	The beneficial ownership for New Earthshell includes 2,454 shares of common stock held by New Earthshell or its affiliates, plus 26,282 shares of the Company’s common stock issuable upon the conversion of the NEC Debenture, but does not include any other shares of the Company’s common stock that may be issuable to New Earthshell or YA Global (an affiliate of New Earthshell Corporation) upon conversion of the NEC Debenture, the Existing YA Global Debentures, the New YA Global Debenture, or warrants held by YA Global, as each prevents the holder (or its affiliates) from acquiring more than 4.99% of the Company’s common stock.

Equity Compensation Plan Information

The following table summarizes the shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2012. As there are no equity compensation plans outstanding under which shares of our common stock are authorized for issuance, the table blow reflects the relevant items as “Not applicable.”

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

Certain Relationships and Related Transactions

None.

Director Independence

The Board of Directors currently consists of one member, who also acts as our Chief Executive Officer. Accordingly, such director is not considered “independent” as defined under applicable rules of the SEC and The NASDAQ Stock Market LLC. However, since our stock trades on the OTC Pink Marketplace, we are not required to have independent directors.

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

ITEM 14. Principal Accounting Fees and Services

Rosenberg Rich Baker Berman & Company, P.A. (“RRBB”) has served as our independent auditors since 2004.

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2012 and 2011 by our independent auditors:

	Fiscal Year Ended December 2012			Fiscal Year Ended December 2011
Audit Fees		$27,000(	1)		$74,000(	1)
Audit Related Fees	$	-(	2)	$	-(	2)
Tax Fees		$-			$-
All Other Fees		$-			$-
Total		$27,000			$74,000

(1)	Audit fees for 2012 and 2011 were for professional services rendered for the audit of the Company’s financial statements for the fiscal year including reviews of the Company’s quarterly financial statements.

(2)	RRBB did not provide any audit related services.

All Other Fees

There were no other fees billed by RRBB in the years ended December 31, 2012 or December 31, 2011.

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

Part IV

ITEM 15. Exhibits, Financial Statement Schedules

Exhibits

The following Exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference.

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended through January 2000 - filed as an exhibit to the Registration Statement on Form 10-SB and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation dated January 8, 2003 - filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation dated December 2004 - filed as an exhibit to the Current Report on Form 8-K dated December 27, 2004 and incorporated herein by reference.

3.4	Certificate of Amendment of Certificate of Incorporation - filed as an exhibit to the Current Report on Form 8-K filed on May 19, 2005, and incorporated herein by reference.

3.5	Certificate of Amendment of Certificate of Incorporation - filed as an exhibit to the Current Report on Form 8-K filed on February 13, 2008, and incorporated herein by reference.

3.6	Certificate of Designation, Preferences and Rights of Series C Preferred Stock of Carbonics Capital Corporation - filed as an exhibit to the Current Report on Form 8-K dated February 15, 2006 and incorporated herein by reference.

3.7	Certificate of Correction of Certificate of Designation, Preferences and Rights of Series C Preferred Stock of Carbonics Capital Corporation - filed as an exhibit to the Current Report on Form 8-K/A (Amendment No. 1) dated February 15, 2006 and incorporated herein by reference.

3.8	Bylaws - filed as an exhibit to the Registration Statement on Form 10-SB and incorporated herein by reference.

10.1	Guaranty Agreement dated October 25, 2006 among Stillwater Asset-Based Fund, LP and Carbonics Capital Corporation, GS AgriFuels Corporation, EcoSystem Corporation and GreenShift Corporation - filed as an exhibit to the Current Report on Form 8-K dated October 31, 2006 and incorporated herein by reference.

10.2.	Security Agreement dated October 25, 2006 between Stillwater Asset-Based Fund, LP and Carbonics Capital Corporation - filed as an exhibit to the Current Report on Form 8-K dated October 31, 2006 and incorporated herein by reference.

10.3	Security Agreement dated October 25, 2006 among GS AgriFuels Corporation, Carbonics Capital Corporation, EcoSystem Corporation and GreenShift Corporation and YA Global Investments, LP - filed as an exhibit to the Current Report on Form 8-K dated October 31, 2006 and incorporated herein by reference.

10.4	Form of Secured Convertible Debenture due February 8, 2009 - filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2006 and incorporated herein by reference.

Exhibit No.	Description
10.5	Second Amended and Restated Security Agreement dated February 2, 2006 between Carbonics Capital Corporation and YA Global Investments, LP - filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2006 and incorporated herein by reference.

10.6	Credit Agreement dated January 11, 2008 between GS COES (Yorkville I) LLC and YA Global Investments, LP - filed as an exhibit to the Current Report on Form 8-K filed on January 31, 2008, and incorporated herein by reference.

10.7	Amended and Restated Forbearance Agreement dated as of January 11, 2008 among Carbonics Capital Corporation, GreenShift Corporation, Viridis Capital, LLC and YA Global Investments, LP - filed as an exhibit to the Current Report on Form 8-K filed on January 31, 2008, and incorporated herein by reference.

10.8	Global Guaranty Agreement dated January 11, 2008 among Viridis Capital LLC, Kevin Kreisler, Carbonics Capital Corporation, GreenShift Corporation, GS AgriFuels Corporation, each of their subsidiaries, and YA Global Investments, LP - filed as an exhibit to the Current Report on Form 8-K filed on January 31, 2008, and incorporated herein by reference.

10.9	LLC Membership Interest Purchase Agreement dated August 17, 2010 among New Earthshell Corporation, Westport Energy, LLC, Westport Energy Acquisition Inc. and Carbonics Capital Corporation LP - filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference.

10.10	Secured Convertible Debenture dated August 17, 2010 in the principal amount of $27,640,712, with New Earthshell Corporation as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder - filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference.

10.11	Guaranty Agreement in favor of New Earthshell Corporation dated as of August 17, 2010 given by Westport Energy Acquisition Inc., Westport Energy, LLC and each subsidiary and affiliate of the foregoing identified therein or hereinafter joined to this Guaranty - filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference.

10.12	Security Agreement in favor of New Earthshell Corporation dated August 17, 2010 by and among Carbonics Capital Corporation, Westport Energy Acquisition Inc., Westport Energy, LLC and any subsidiary and affiliate of the foregoing identified therein or hereinafter joined to this Security Agreement - filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference.

10.13	Pledge and Escrow Agreement in Favor of New Earthshell Corporation dated as of August 17, 2010, by 4 Sea-Sons LLC, Carbonics Capital Corporation, Westport Energy Acquisition Inc., and each subsidiary, direct and indirect, of the foregoing identified therein or hereinafter joined to this Pledge and Escrow Agreement - filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference.

10.14	Securities Purchase Agreement dated August 17, 2010 between Carbonics Capital Corporation and YA Global Investments, L.P - filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference.

10.15	Secured Convertible Debenture dated August 17, 2010 in the principal amount of $650,000, with YA Global Investments, L.P. as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder - filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference..

10.16	Guaranty Agreement in favor of YA Global Investments, L.P. dated as of August 17, 2010 given by Carbonics Capital Corporation, Westport Energy Acquisition Inc. and Westport Energy, LLC - filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference..

Exhibit No.	Description
10.17	Security Agreement in favor of YA Global Investments L.P. dated August 17, 2010 by and among Carbonics Capital Corporation, Westport Energy Acquisition Inc., Westport Energy, LLC - filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference..

10.18	Pledge and Escrow Agreement in favor of YA Global Investments, L.P. dated as of August 17, 2010, by 4 Sea-Sons LLC, Carbonics Capital Corporation, Westport Energy Acquisition Inc., and each subsidiary, direct and indirect, of the foregoing identified therein or hereinafter joined to this Pledge and Escrow Agreement - filed as an exhibit to the Current Report on Form 8-K/A filed on August 10, 2011, and incorporated herein by reference.

10.19	Secured Convertible Debenture dated May 25, 2011 in the principal amount of $120,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder - filed as an exhibit to the Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.

10.20	Amendment No. 1 to Securities Purchase Agreement dated as of May 25, 2011 entered into by and between Carbonics Capital Corporation and YA Global Investments L.P - filed as an exhibit to the Current Report on Form 8-K filed on June 2, 2011, and incorporated herein by reference.

10.21	Secured Convertible Debenture dated December 6, 2011 in the principal amount of $910,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder - filed as an exhibit to the Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference.

10.22	Amendment No. 2 to Securities Purchase Agreement dated as of May 25, 2011 entered into by and between Carbonics Capital Corporation and YA Global Investments L.P - filed as an exhibit to the Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference.

10.23	Secured Convertible Debenture dated December 6, 2011 in the principal amount of $172,411.00, with YA Global Investments L.P. as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder - filed as an exhibit to the Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference.

10.24	Amendment No. 3 to Securities Purchase Agreement dated as of May 25, 2011 entered into by and between Carbonics Capital Corporation and YA Global Investments L.P - filed as an exhibit to the Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference.

21.1	Subsidiaries of Registrant - filed as an exhibit to the Registrant’s Form 10-K filed with the SEC on April 16, 2012 and incorporated herein by reference.

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

*Filed herewith

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARIES

(AN EXPLORATION COMPANY)

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Westport Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Westport Energy Holdings, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2012. Westport Energy Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westport Energy Holdings, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2012 have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses and at December 31, 2012 these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, NJ
August 12, 2015

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Assets
Cash and cash equivalents	$35,049	$856,061
Restricted cash	675,997	178,021
Trading securities – Restricted	-	567,175
Prepaid and other current assets	22,072	70,821
Total current assets	733,118	1,672,078

Oil and gas properties, unproven	4,717,000	10,475,000

Total assets	$5,450,118	$12,147,078

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Senior secured convertible debenture, net of discount	$29,612,640	$28,150,507
Account payable and accrued expenses	183,999	472,425
Line of credit	-	18,238
Convertible debentures	6,083,026	6,083,026
Accrued interest	8,909,386	5,605,401
Derivative liability	3,959,000	4,009,000
Total current liabilities	48,748,051	44,338,597

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 1,000,000 shares authorized Series C Voting Convertible, 921,890 shares issued and outstanding	921	921
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 578,346 shares issued and outstanding	58	58
Additional paid-in capital	(9,584,242)	(9,584,242)
Accumulated deficiency during exploration stage	(33,714,670)	(22,608,256)
Total stockholders’ deficiency	(43,297,933)	(32,191,519)
Total liabilities and stockholders’ deficiency	$5,450,118	$12,147,078

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2012	2011
Net sales	$-	$-
Cost of sales	-	-
	-	-

Operating expenses
Impairment loss	5,758,000	10,625,000
General and administrative expenses	1,156,713	791,275

Total operating expenses	6,914,713	11,416,275

Loss from operations	(6,914,713)	(11,416,275)

Interest income (expense)	(4,516,261)	(6,168,742)
Change in fair value of derivative liability	326,000	1,037,000
Losses from trading securities	(1,440)	(14,177)

Income (Loss) before income tax provision	(11,106,414)	(16,562,194)

Income tax provision	-	-

Net income (loss)	$(11,106,414)	$(16,562,194)

Basic and diluted income (loss) per common share	$(19.21)	$(28.65)

Weighted average number of common shares outstanding - Basic	578,000	578,000

Weighted average number of common shares outstanding - Diluted	-	-

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Series C Voting Convertible preferred stock issued		Common Stock Issued		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficiency

Balance, December 31, 2010	921,890	$921	578,346	$58	$(9,584,242)	$(6,046,062)	$(15,629,325)

Net loss	-	-	-	-	-	(16,562,194)	(16,562,194)

Balance, December 31, 2011	921,890	$921	578,346	$58	$(9,584,242)	$(22,608,256)	$(32,191,519)

Net loss	-	-	-	-	-	(11,106,414)	(11,106,414)

Balance, December 31, 2012	921,890	$921	578,346	$58	$(9,584,242)	$(33,714,670)	$(43,297,933)

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Operating activities:
Net Loss	$(11,106,414)	$(16,562,194)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment of long-lived assets	5,758,000	10,625,000
Change in fair value of derivative liability	(326,000)	(1,037,000)
Unrealized (gains) losses on marketable securities	18	11,895
Amortization of debt discount	1,213,133	2,984,884
Changes in Assets and Liabilities
Prepaid and other current assets	48,749	(70,615)
Increase in accounts payable and accrued expenses	(288,426)	347,425
Increase in accrued interest	3,303,985	3,183,540
Net cash used in operating activities	(1,396,955)	(517,065)

Investing activities:
Restricted cash	(497,976)	283,238
Proceeds from sale of trading securities	675,129	729,389
Purchases of trading securities	(107,972)	(1,031,773)
Net cash provided by (used in) investing activities	69,181	(19,146)

Financing activities
Line of credit	(18,238)	9,831
Proceeds from issuance of senior secured convertible debenture	525,000	1,202,411
Proceeds from issuance of promissory notes	-	168,000
Retirement of promissory notes in exchange for convertible debenture	-	(168,000)
Net cash provided by financing activities	506,762	1,212,242

(Decrease) increase in cash	(821,012)	676,031

Cash and cash equivalents, beginning of year	856,061	180,030
Cash and cash equivalents, end of year	$35,049	$856,061

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt discount derived from derivative liability - Senior Secured convertible debentures	$276,000	$435,000

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

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

The Company’s common stock is traded on OTC Pink Marketplace under the symbol WPTH.

Reverse Merger

On August 17, 2010 Westport Energy Holdings Inc. (“Westport” or the “Company”), Westport Acquisition, Inc., a Delaware corporation (and a recently organized wholly-owned subsidiary of Westport) (“Westport Acquisition”),and the preferred shareholder completed a reverse merger, pursuant to an LLC Membership Interest Purchase Agreement (the “Agreement”) with Westport Energy, LLC, a Delaware Limited Liability Company (“Westport Energy”) (a wholly-owned subsidiary of New Earthshell Corporation).

Pursuant to the Agreement and as a condition to consummation of the reverse merger, the Company issued New Earthshell Corporation (“NEC”) a Senior Secured Convertible Debenture in the principal amount of $27,640,712, in consideration for the acquisition of the membership interest in Westport Energy. New Earthshell Corporation is 100% owned by YA Global Investments (YA Global)

At the time of the closing, Viridis Capital LLC, in exchange for $10 transferred to 4 Sea-sons, LLC all of the shares of Series C Preferred Stock issued by Westport, which were owned by Viridis Capital LLC. 4Sea-sons, LLC is 100% owned by Stephen J. Schoepfer, who subsequent to closing, was elected chairman of the Board of Directors, Chief Executive and Financial Officer and Secretary of Westport and President of Westport Acquisition and Energy. The transferred preferred stock represents 80% of the voting interest on an as converted basis. As a result of such transfer and its ownership interest in the Series C Preferred Stock, the Preferred Shareholder now owns the majority of the equity in Westport.

The Company accounted for the transaction as a business combination, with Westport Energy deemed to be the accounting acquirer. The assets and liabilities and the historical operations reflected in the financial statements are those of Westport Energy and are presented at the historical cost basis, along with the fair value of the liabilities acquired from Westport at the date of acquisition, August 17, 2010. The liabilities acquired were recorded as a reduction in the historical additional paid-in capital of Westport Energy. All recapitalization entries have been appropriately recorded with a resulting elimination of Westport’s historical accumulated deficit and additional paid-in capital.

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

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

As of December 31, 2012 the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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

2.	Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The Update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this Update are effective for the Company beginning in the first quarter of 2017. Early application is permitted. Management is currently evaluating the effect that the updated standard will have on the consolidated financial statements and related disclosures.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity in its entirety from current accounting guidance. The new guidance eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of operations, stockholders’ equity and cash flows, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 is effective prospectively for public entities for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods however early adoption is permitted. The Company elected to adopt ASU 2014-10 as permitted, for the financial statements ended June 30, 2014 and, accordingly, has not included the inception-to-date disclosures and other previously required disclosures for development stage entities.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Cash and trading securities

Restricted cash and trading securities relate to funds held related to stand-by letters of credit totaling $675,000 related to the Company’s oil and gas properties.

Trading Securities, restricted

The Company’s trading securities were bought and held principally for the purpose of selling them in the near term and were classified as trading securities. Trading securities were recorded on the balance sheet in current assets at fair value using Level 1 inputs with the change in fair value during the year included in earnings. During 2012, the Company sold all outstanding securities and deposited the proceeds into certificates of deposit accounts with a financial institution. These funds remain restricted.

The Company’s trading securities were comprised of United States Treasury Bills and Treasury Notes with maturity dates of one year or less and are summarized as follows:

	Unrealized Gains/	Realized Gains/	Fair Value	Fair Value
Trading securities	(Losses)	(Losses)	December 31, 2012	December 31, 2011

United States Treasury Bills	$-	$-	$-	$-
United States Treasury Notes	$-	$(1,440)	$-	$567,175

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Oil and Gas Properties (continued)

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

In the first quarter of 2010, the Company determined that the cost to continue exploration of the Chehalis Basin Property outweighed the benefit in which they projected. Therefore, lease agreements were not renewed with owners and the asset balance was fully impaired. This resulted in an impairment of approximately $1,331,000 recorded during the first quarter of 2010. In addition, the carrying value of the Coos Bay oil and gas properties was impaired during the fourth quarter of 2012 and 2011 for approximately $5,758,000 and $10,625,000, respectively. The impairments were the difference between the carrying value and the fair value on December 31, 2012 and 2011. The fair value was prepared by valuation experts using level 3 inputs in a discounted cash flow model.

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Framework

Certain financial assets and liabilities are accounted for at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy prioritizes the inputs used to measure fair value:

●	Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

●	Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange based derivatives, mutual funds, and fair-value hedges.

●	Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The Company’s derivative liabilities and trading securities are marked to market every reporting period using level 3 and level 1 input’s, respectively.

The following table reconciles, for the year ended December 31, 2012, the beginning and ending balances for financial instruments that are recognized at fair value using level 3 inputs in the consolidated financial statements:

Balance of derivative liability as of December 31, 2011	$4,009,000
Additional liability incurred	276,000
Change in fair value during year	(326,000)
Balance at December 31, 2012	$3,959,000

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The computation of basic and diluted net loss attributable to common stockholders is as follows:

	December 31, 2012	December 31, 2011

Net loss attributable to common stockholders	$11,106,414	$16,562,000

Weighted-average common shares outstanding	578,000	578,000

Basic and diluted net loss per share	$(19.21)	$(28.65)

Potentially Dilutive Securities

The following table summarizes the potentially dilutive securities which were excluded from the above computation of basic and diluted net loss per share of common stock due to their anti-dilutive effect:

	December 31, 2012		December 31, 2011

Warrants	400		600

Senior secured convertible debentures	47,807,000	*	22,544,000	*

Convertible debentures	13,182,000	*	13,182,000	*

3.	Oil and Gas Properties, Unproven

Summary

As of December 31, 2012 the remaining capitalized costs of Oil and Gas Properties, unproved are summarized as follows:

	Acquisition Costs	Impairment	Total
Coos Bay Basin Property
Year ended 2008	$24,141,000	$-	$24,141,000
Year ended 2009	-	-	-
Year ended 2010	-	(3,041,000)	(3,041,000)
Year ended 2011		(10,625,000)	(10,625,000)
Year ended 2012		(5,758,000)	(5,758,000)
Total	$24,141,000	$(19,424,000)	$4,717,000

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 17, 2010, Westport Acquisition, Inc., a subsidiary of Westport, entered into a LLC Purchase Agreement (the “Agreement”) with NEC to acquire 100% of the membership interest in Westport Energy. Westport Energy is engaged in the exploration for coalbed methane in the Coos Bay region of Oregon. Westport Energy holds leases to approximately 104,000 acres of prospective coalbed methane lands in the Coos Bay Basin.

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

Impairment

During the fourth quarter of 2012 and 2011, the Company determined that the carrying cost of the Coos Bay property exceeded the fair value of the property by approximately $5,758,000 and $10,625,000, respectively. The fair value of the property was independently valued based upon a discounted cash flow using management’s estimates, which are considered level 3 inputs. The differences were recorded as impairment charges in the statement of operations.

4.	Environmental Matters

The Company has established procedures for a continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no material environmental investigation, compliance and remediation costs for the years ended December 31, 2012 and 2011. The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Convertible Debentures, Derivative Liability and Debt Discount

The following is a summary of the Company’s senior secured convertible debenture arrangements:

Senior Secured Convertible Debenture

Senior secured convertible debentures:
	Conversion Price	2012	2011
Due August 2012 – 9%	0.65	$27,641,000	$27,641,000
Due August 2012 – 9%	0.45	650,000	650,000
Due August 2012 – 9%	0.45	120,000	120,000
Due December 2013 – 9%	0.45	910,000	910,000
Due December 2013 – 9%	0.45	172,000	172,000
Due December 2013 – 9%	0.45	200,000	-
Due December 2013 – 9%	0.45	25,000	-
Due December 2013 – 9%	0.45	25,000	-
Due December 2013 – 9%	0.45	50,000	-
Due December 2013 – 9%	0.45	50,000	-
Due December 2013 – 9%	0.45	75,000	-
Due December 2013 – 9%	0.45	100,000	-
Debt discount	-	(405,000)	(1,342,000)
Total senior secured convertible debentures		$29,613,000	$28,151,000

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debenture

The following is a summary of the Company’s convertible debenture arrangements:

Convertible debentures:
	Conversion Price	2012	2011
Due December 2010 – 5%	0.50	$592,000	$592,000
Due December 2010 – 12%	0.45	570,000	570,000
Due December 2010 – 5%	0.50	921,000	921,000
Due December 2011– 12%	0.45	4,000,000	4,000,000
Debt discount of $2,685,000	-	-	-
Total convertible debentures		$6,083,000	$6,083,000

The convertible debentures (“debentures”), plus accrued interest are convertible into common stock of the Company at a conversion rate generally based on the lower of $.10 or 90% of the average of the three lowest closing market prices of the Company’s stock for the thirty days preceding conversion, subject to adjustment and beneficial ownership limitations.

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

Assumptions utilized to calculate the fair value of the derivative liability were as follows:

	December 31, 2012	December 31, 2011
Risk Free Interest Rate	1%	1%
Volatility	144%	67%
Term	.9 years	.7 years
Dividend Rate	0%	0%
Closing Price of Common Stock	$0.50	$0.50

Debt Discount

The Company records debt discount related to the fair value of the conversion options of the convertible notes on the date of issuance. Debt discount is accreted over the term of the respective note. During 2012 and 2011, debt discount of $276,000 and $435,000 was recorded related to the issuance of the senior debentures and debentures. During the year ending December 31, 2012 and 2011, the Company recorded accretion expense of approximately $1,213,000 and $2,985,000, respectively.

Accrued Interest

During the year ended December 31, 2012 and 2011 the Company incurred accrued interest of approximately $3,304,000 and $3,184,000, respectively.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

7.	Reverse Stock Split

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

Warrants

As of December 31, 2012 and 2011 the Company had 400 and 550 warrants outstanding, respectively, with an aggregate exercise price of $750 per share. The remaining warrants expire in January 2013.

9.	Income Taxes

The (provision) benefit for income taxes was $- for the years ended December 31, 2012 and 2011.

The Company’s effective tax rate differs from the federal statutory rate of 34% as follows:

	2012	2011
Statutory federal tax (benefit) rate	(34)%	(34)%
State and local taxes, net of federal benefit	(6)%	(6)%
Permanent Difference	-	-
Valuation Allowance	40%	40%
Effective Tax Rate	-%	-%

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to deferred tax assets and liabilities consist of the following:

	2012	2011
Net Operating loss carry forwards – Federal	$2,911,000	$2,868,000
Net Operating loss carry forwards – State	508,000	501,000
Oil and gas properties, unproven	6,543,000	4,244,000
Derivative liability	1,361,000	1,601,000
Accrued interest	3,099,000	1,780,000
Start-up costs	964,000	552,000
Debt Discount	(162,000)	(536,000)
Net deferred tax assets and liabilities	15,224,000	11,010,000
Valuation allowance	(15,224,000)	(11,010,000)
Net deferred tax assets	$-	$-

As of December 31, 2012, the Company had federal and state net operating loss carry forwards of approximately $8,521,000, which are expected to expire between 2022 and 2032

The Company is subject to Section 382 of the IRS Code relating to a change in ownership. In addition, future changes in ownership could limit the utilization of the net operating loss carryforward and may be subject to substantial annual limitation due to the ownership change limitations provided by the IRS Code of 1986, as amended and similar state provisions. The annual limitation will result in the expiration of the net operating loss before utilization.

The Company maintains a 100% valuation allowance on its net deferred tax assets until the Company achieves and sustains an appropriate level of profitability; it plans to maintain a valuation allowance on its net deferred tax assets on a fully reserved basis.

During the fiscal years ended 2012 and 2011, the Company did not have unrecognized tax benefits and accordingly did not recognized interest expense or penalties related to unrecognized tax benefits.

The Company’s tax returns are subject to examination by tax authorities for three years from the date of filing.

10.	Subsequent Events

On various dates between January 1, 2013 and November 30, 2014, the Company issued to YA Global, L.P., nine senior secured convertible debentures, with aggregate principal amounts totaling $425,000. The debentures bear interest at the rate of 9% per annum, payable at maturity. The maturity date of the notes was December 31, 2013. The holder of the debentures is entitled to convert the principal and accrued interest into common stock of the Company at a conversion rate equal to the lesser of $15 (fixed conversion price) or 90% of the lowest daily VWAP of the common stock during the 10 consecutive trading days immediately preceding the conversion date or other date of determination, subject to adjustment as provided for in the debentures.

In May 2013, the Company issued a senior secured convertible debenture to YA Global in the principal amount of $200,000. The debenture was issued in consideration for the assignment from YA Global to the Company of a debenture issued by another entity to YA Global with an original principal amount of $150,000 plus accrued interest of $14,831. The Company recognized the remaining $35,169 as a shareholder distribution.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

(FORMERLY CARBONICS CAPITAL CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 5, 2014, the Company entered into a securities purchase agreement (the “SPA”) with YA Global Investments, L.P., pursuant to which YA Global agreed to purchase a convertible debenture in the original principal amount of $1,080,000. This debenture has a maturity date of February 6, 2016 and bears interest at the rate of 12% per annum, which interest shall be paid in eighteen consecutive monthly payments no later than the fifteenth day of each month commencing on August 15, 2014. The holder of this debenture is entitled to convert the principal and accrued interest on the debenture into common stock of the Company at a conversion rate equal to 90% of the lowest daily VWAP of the common stock during the 10 consecutive trading days immediately preceding the conversion date or other date of determination, subject to adjustment as provided for in the debentures.

Pursuant to the terms of the SPA, the purchase price for Debenture CICS-28 was paid as follows: (A) $200,000 was paid by the surrender by YA Global for cancelation of Secured Convertible Debenture No. CICS-25 issued by Westport to YA Global on August 20, 2013 in the original principal amount of $100,000, Secured Convertible Debenture No. CICS-26 issued by Westport to YA Global on November 1, 2013 in the original principal amount of $50,000 and Secured Convertible Debenture No. CICS-27 issued by Westport to YA Global on December 19, 2013 in the original principal amount of $50,000 and (B) $800,000 was paid by wire transfer of immediately available funds to the account of Westport.

Pursuant to the SPA, Westport and YA Global also entered into a Royalty Agreement dated February 5, 2014 pursuant to which Westport agreed to pay YA Global a royalty equal to 25% of “Net Sales” from certain gas wells identified as the “Allocated Wells” under the SPA (the “Initial YA Royalty Agreement”).

Following the execution of the SPA, Debenture CICS-28 and the Initial YA Royalty Agreement, YA Global entered into a Non-Recourse assignment agreement with Queensbury, Inc. (“Queensbury”), dated February 5, 2014, pursuant to which YA Global assigned one-half (1/2) of its 25% royalty under the Initial YA Royalty Agreement to Queensbury (the “Queensbury Assignment”) and notified Westport of such assignment by letter dated February 5, 2014 (the “Assignment Notice Letter”).

Following the Queensbury Assignment and receipt by Westport of the Assignment Notice Letter, YA Global and Westport cancelled Debenture CICS-28 and the Initial YA Royalty Agreement and Westport then (i) issued to YA Global Debenture No. CICS-28A in the original principal amount of $540,000, which debenture was identical in form to Debenture No. CICS-28, except for the original principal amount of Debenture CICS-28A; (ii) issued to Queensbury Debenture No. CICS-28B in the original principal amount of $540,000, which debenture was identical in form to Debenture No. CICS-28, except for the original principal amount of Debenture CICS-28B; (iii) entered into a new Royalty Agreement with YA Global dated February 5, 2014, which was identical in form to the Initial YA Royalty Agreement except that the royalty thereunder is equal to 12.5% of the “Net Sales” from the Allocated Wells; and (iv) entered into a Royalty Agreement with Queensbury dated February 5,2014, which was identical in form to the Initial YA Royalty Agreement except that the royalty thereunder is equal to 12.5% of the “Net Sales” from the Allocated Wells.

On February 26, 2014 Westport entered into an agreement with the State of Oregon, acting through the Department of State Lands (“DSL”) pursuant to which (i) Westport would pay to DSL $59,698 in delay rent pursuant to nine separate oil and gas leases between Westport and DSL (the “DSL Leases”); (ii) Westport would quitclaim all of its right, title and interest in all lands subject to the DSL Leases and thereby surrender and terminate the DSL Leases; and (iii) DSL would return directly to Westport’s issuing bank for cancellation the $250,000 letter of credit issued pursuant to the DSL leases. Immediately following the agreement, all of the required acts pursuant to the agreement were consummated by each party resulting in the quitclaim by Westport of a total of 9,781 acres.

On April 28, 2015, Westport quitclaimed all of its right, title and interest in all lands subject to the oil and gas lease between Westport and Coos County, a political subdivision of the State of Oregon (“Coos County”) dated June 19, 2002 (the “Coos County Lease”) and thereby surrendered and terminated the Coos County Lease. In addition, the $100,000 letter of credit issued pursuant to the Coos County Lease was returned by Coos County directly to Westport’s issuing bank for cancellation. Westport quitclaimed a total of 29,002 acres as a result of the surrender and termination of the Coos County Lease.

As of July 31, 2015, Westport maintains oil and gas leases covering approximately 26,708 acres, but intends to concentrate its CBM gas development efforts on wells sites located on the property leased under Westport’s oil and gas lease with Menasha Development Corporation (the “Menasha Lease”). The Menasha Lease covers 16,427.23 acres and can accommodate approximately 51 wells, five of which are already drilled and in the final stages of connection to the nearby gas pipeline.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPORT ENERGY HOLDINGS INC.

	By:	/s/ Stephen J. Schoepfer
Stephen J. Schoepfer
Chief Executive Officer

Dated: August 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	DATE

/s/ Stephen J. Schoepfer	Chief Executive Officer	August 12, 2015
Stephen J. Schoepfer

/s/ Stephen J. Schoepfer	Chief Financial Officer	August 12, 2015
Stephen J. Schoepfer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer