Form 10-Q
period 2013-03-31
Westport Energy Holdings Inc.
filed 2015-08-12
CIK 1102414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.

[  ]     Transition report under Section 13 or 15(d) of the Exchange Act

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

2

Disclosure Regarding Forward-Looking Statements

Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Westport Energy Holdings Inc. (the “Company”) or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Items 1 and 1A of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements and are subject to change due inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

3

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS

Assets
Cash and cash equivalents	$1,257	$35,049
Restricted cash	676,516	675,997
Prepaid and other current assets	18,378	22,072
Total current assets	696,151	733,118

Oil and gas properties, unproven	4,717,000	4,717,000

Total assets	$5,413,151	$5,450,118

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Senior secured convertible debenture, net of discount	$29,746,840	$29,612,640
Account payable and accrued expenses	239,049	183,999
Convertible debentures	6,083,026	6,083,026
Accrued interest	9,740,170	8,909,386
Derivative liability	3,025,000	3,959,000
Total current liabilities	48,834,085	48,748,051

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 20,000,000 shares authorized Series C Voting Convertible, 921,890 shares issued and outstanding	921	921
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 578,346 shares issued and outstanding	58	58
Additional paid-in capital	(9,584,242)	(9,584,242)
Accumulated deficiency during exploration stage	(33,837,671)	(33,714,670)
Total stockholders’ deficiency	(43,420,934)	(43,297,933)
Total liabilities and stockholders’ deficiency	$5,413,151	$5,450,118

See accompanying notes to condensed consolidated financial statements.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Net sales	$-	$-
Cost of sales	-	-
	-	-
Operating expenses
Impairment loss	-	-
General and administrative expenses	192,348	206,886

Total operating expenses	192,348	206,886

Loss from operations	(192,348)	(206,886)

Interest income (expense)	(927,653)	(1,236,025)
Change in fair value of derivative liability	997,000	882,000
Losses from trading securities	-	(1,440)

Income (Loss) before income tax provision	(123,001)	(562,351)

Income tax provision	-	-

Net income (loss)	$(123,001)	$(562,351)

Basic and diluted income (loss) per common share	$(0.21)	$(0.97)

Weighted average number of common shares outstanding - Basic	578,000	578,000

See accompanying notes to condensed consolidated financial statements.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Operating activities:

Net Loss	$(123,001)	$(562,351)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in fair value of derivative liability	(997,000)	(882,000)
Unrealized (gains) losses on marketable securities	-	18
Amortization of debt discount	97,200	418,500
Changes in Assets and Liabilities
Prepaid and other current assets	3,694	28,138
Increase in accounts payable and accrued expenses	55,050	(247,175)
Increase in accrued interest	830,784	817,363
Net cash used in operating activities	(133,273)	(427,507)

Investing activities:
Restricted cash	(519)	(512,453)
Proceeds from sale of trading securities	-	567,159
Purchases of trading securities	-	(107,954)
Net cash used in investing activities	(519)	(53,248)

Financing activities
Line of credit	-	(17,645)
Proceeds from issuance of senior secured convertible debenture	100,000	-
Net cash provided by (used in) financing activities	100,000	(17,645)

(Decrease) increase in cash	(33,792)	(498,400)

Cash and cash equivalents, beginning of period	35,049	856,061
Cash and cash equivalents, end of period	$1,257	$357,661

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt discount derived from derivative liability - Senior Secured convertible debentures	$63,000	$-

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

The Company’s common stock is traded on the OTC Pink Marketplace under the symbol WPTH.

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

In addition, as of March 31, 2013, the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies

There have been no material changes during 2013 in the Company’s significant accounting policies to those previously disclosed in the 2012 Form 10K.

Fair Value Framework

The following table reconciles, for the three months ended March 31, 2013, the beginning and ending balances for financial instruments that are recognized at fair value using level 3 inputs in the condensed consolidated financial statements:

Balance of derivative liability as of December 31, 2012	$3,959,000
Additional liability incurred	63,000
Change in fair value during period	(997,000)
Balance at March 31, 2013	$3,025,000

Level 3 financial instruments consist of certain embedded conversion features in the Company’s convertible debentures and senior secured convertible debentures. The fair value of these embedded conversion features are measured using the Black-Scholes model. The Company computes valuations each quarter, using Black-Scholes model calculations. The unobservable input used by the Company was the estimation of the volatility of the Company’s stock price over the remaining term of the convertible debentures, which were measured at 140% at March 31, 2013.

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

The computation of basic and diluted net loss attributable to common stockholders is as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net loss attributable to common stockholders	$(123,000)	$(562,000)
Weighted-average common shares outstanding - basic	578,000	578,000
Basic and diluted net loss per share	$(0.21)	$(0.97)

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Potentially Dilutive Securities

The following table summarizes the potentially dilutive securities which were excluded from the above computation of basic and diluted net loss per share of common stock due to their anti-dilutive effect in a net loss situation:

	March 31, 2013	March 31, 2012
Warrants	-	600

Senior secured convertible debentures	48,141,000	46,641,000

Convertible debentures	13,181,600	13,181,600

3. Oil and Gas Properties, Unproven

Summary

As of March 31, 2013 the remaining capitalized costs of Oil and Gas Properties, unproved are summarized as follows:

	Acquisition Costs	Impairment	Total
Coos Bay Basin Property
Year ended 2008	$24,141,000	$-	$24,141,000
Year ended 2009	-	-	-
Year ended 2010	-	(3,041,000)	(3,041,000)
Year ended 2011	-	(10,625,000)	(10,625,000)
Year ended 2012	-	(5,758,000)	(5,758,000)
3 months ended March 31, 2013	-	-	-
Total	$24,141,000	$(19,424,000)	$4,717,000

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Environmental Matters

The Company has established procedures for a continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no material environmental investigation, compliance and remediation costs for the three months ended March 31, 2013 and 2012. The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

5. Convertible Debentures, Derivative Liability, and Debt Discount

The following is a summary of the Company’s convertible debenture arrangements:

Convertible debentures:

	Conversion Price	March 31, 2013	December 31, 2012
Due December 2010 – 5%	0.50	$592,000	$592,000
Due December 2010 – 12%	0.45	570,000	570,000
Due December 2010 – 5%	0.50	921,000	921,000
Due December 2011– 12%	0.45	4,000,000	4,000,000
Debt discount	-	-	-
Total convertible debentures		$6,083,000	$6,083,000

The convertible debentures (“debentures”), plus accrued interest are convertible into common stock of the Company at a conversion rate generally based on the lower of $500 or 90% of the average of the three lowest closing market prices of the Company’s stock for the thirty days preceding conversion, subject to adjustment and beneficial ownership limitations.

The following is a summary of the Company’s senior secured convertible debenture arrangements:

Senior secured convertible debentures:

	Conversion Price	March 31, 2013	December 31, 2012
Due August 2012 – 9%	0.65	$27,641,000	$27,641,000
Due August 2012 – 9%	0.45	650,000	650,000
Due August 2012 – 9%	0.45	120,000	120,000
Due December 2013– 9%	0.45	910,000	910,000
Due December 2013– 9%	0.45	172,000	172,000
Due December 2013– 9%	0.45	200,000	200,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	75,000	75,000
Due December 2013– 9%	0.45	100,000	100,000
Due December 2013– 9%	0.45	50,000	-
Due December 2013– 9%	0.45	50,000	-
Debt discount	-	(371,000)	(405,000)
Total senior secured convertible debentures		$29,747,000	$29,613,000

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Technical default

As of March 31, 2013 the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

Derivative Liability –Conversion Option

Price protection features of the convertible debentures required the Company to treat the conversion options in the Company’s senior secured convertible debentures and convertible debentures as a derivative liability. The Company used the Black-Scholes option pricing model to calculate the fair value of the conversion options.

Assumptions utilized to calculate the fair value of the derivative liability were as follows:

	March 31, 2013	December 31, 2012
Risk Free Interest Rate	1%	1%
Volatility	96%	47%
Term	.5 years	.9 years
Dividend Rate	0%	0%
Closing Price of Common Stock	$0.50	$0.50

6. Subsequent Events

On various dates between April 1, 2013 and the date of this report, the Company issued to YA Global, L.P., six senior secured convertible debentures, with aggregate principal amounts totaling $275,000. The debentures bear interest at the rate of 9% per annum, payable at maturity. The maturity date of the notes was December 31, 2013. The holder of the debentures is entitled to convert the principal and accrued interest into common stock of the Company at a conversion rate equal to the lesser of $15 (fixed conversion price) or 90% of the lowest daily VWAP of the common stock during the 10 consecutive trading days immediately preceding the conversion date or other date of determination, subject to adjustment as provided for in the debentures.

In May 2013, the Company issued a senior secured convertible debenture to YA Global in the principal amount of $200,000. The debenture was issued in consideration for the assignment from YA Global to the Company of a debenture issued by another entity to YA Global with an original principal amount of $150,000 plus accrued interest of $14,831. The Company recognized the remaining $35,169 as a financing fee.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Following the Queensbury Assignment and receipt by Westport of the Assignment Notice Letter, YA Global and Westport cancelled Debenture CICS-28 and the Initial YA Royalty Agreement and Westport then (i) issued to YA Global Debenture No. CICS-28A in the original principal amount of $540,000, which debenture was identical in form to Debenture No. CICS-28, except for the original principal amount of Debenture CICS-28A; (ii) issued to Queensbury Debenture No. CICS-28B in the original principal amount of $540,000, which debenture was identical in form to Debenture No. CICS-28, except for the original principal amount of Debenture CICS-28B; (iii) entered into a new Royalty Agreement with YA Global dated February 5, 2014, which was identical in form to the Initial YA Royalty Agreement except that the royalty thereunder is equal to 12.5% of the “Net Sales” from the Allocated Wells; and (iv) entered into a Royalty Agreement with Queensbury dated February 5,2014, which was identical in form to the Initial YA Royalty Agreement except that the royalty thereunder is equal to 12.5% of the “Net Sales”from the Allocated Wells.

On February 26, 2014 Westport entered into an agreement with the State of Oregon, acting through the Department of State Lands (“DSL”“) pursuant to which (i) Westport would pay to DSL $59,698 in delay rent pursuant to nine separate oil and gas leases between Westport and DSL (the “DSL Leases”); (ii) Westport would quitclaim all of its right, title and interest in all lands subject to the DSL Leases and thereby surrender and terminate the DSL Leases; and (iii) DSL would return directly to Westport’s issuing bank for cancellation the $250,000 letter of credit issued pursuant to the DSL leases. Immediately following the agreement, all of the required acts pursuant to the agreement were consummated by each party resulting in the quitclaim by Westport of a total of 9,781 acres.

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

Results of Operations – three months ended March 31, 2013 compared to three months ended March 31, 2012

Revenues

There were no revenues from continuing operations for the three months ended March 31, 2013 and 2012.

Cost of Revenues

There was no cost of revenues for the three months ended March 31, 2013 and 2012.

Net Loss

The Company had a net loss of approximately $123,000 for the three months ended March 31, 2013 versus a net loss of approximately $562,000 for the three months ended March 31, 2012.

The decrease in net loss was predominately the result of the change in derivative liability, which resulted in a gain of approximately $997,000 in the three months ended March 31, 2013 compared to a gain of approximately $882,000 during the three months ended March 31, 2012. This difference was offset by a decrease in interest expense from approximately $1,236,000 during the three months ended March 31, 2012 to approximately $928,000 during the three months ended March 31, 2013. This decrease was due to the decrease in debt discount amortization in the current period.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees decreased approximately $15,000 from approximately $207,000 for the first quarter of 2012 to approximately $192,000 for the first quarter of 2013.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the three months ended March 31, 2013 and 2012 are as follows. Mineral right lease expense was $14,000 for the three months ended March 31, 2013 and 2012. Consulting expense increased from $84,000 during the three months ended March 31, 2012 to $138,000 for the three months ended March 31, 2013. Taxes and license fees increased from $5,000 during the three months ended March 31, 2012 to $14,000 for the three months ended March 31, 2013. These increases are attributable to the increased levels of exploration activities that occurred during the current period.

We expect to incur significant additional professional fees as we continue to proceed with our exploration activities.

Liquidity and Capital Resources

Our liquid assets, consisting of cash on hand, restricted cash and certificates of deposit were approximately $678,000 as of March 31, 2013 compared to $711,000 at December 31, 2012. As of March 31, 2013 our working capital deficit was approximately $48 million.

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

During the three months ended March 31, 2013, the Company had a net decrease in cash of approximately $34,000. Our principal sources and uses of funds were as follows:

Cash used in operating activities. For the three months ended March 31, 2013, the Company used approximately $133,000 in cash for operating activities as compared to approximately $428,000 for the three months ended March 31, 2012. This decrease of approximately $295,000 was due primarily to the payment of general and administrative expenses accrued during the end of 2011.

Cash provided by investing activities. For the three months ended March 31, 2013, the Company used approximately $1,000 in net cash from investing activities as compared to using approximately $53,000 for the three months ended March 31, 2012. This decrease of approximately $52,000 was due primarily to activity in trading securities during the period.

Cash provided by financing activities. For the three months ended March 31, 2013, the Company received approximately $100,000 in cash from financing activities as compared to using approximately $17,645 for the three months ended March 31, 2012. This increase was due primarily to the proceeds from the issuance of senior secured convertible debentures during the period.

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

Oil and Gas Properties

The Company utilizes the successful efforts method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of March 31, 2013, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of March 31, 2013, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended March 31, 2013 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

●	lack of documented policies and procedures;

●	there is no effective separation of duties, which includes monitoring controls, between the members of management; and

●	lack of resources to account for complex and unusual transactions

Management is currently evaluating what steps, if any, can be taken in order to address these material weaknesses in light of our current management structure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101 INS	XBRL Instance Document

101 SCH	XBRL Schema Document

101 CAL	XBRL Calculation Linkbase Document

101 LAB	XBRL Label Linkbase Document

101 PRE	XBRL Presentation Linkbase Document

101 DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPORT ENERGY HOLDINGS INC.

Date: August 12, 2015	By:	/s/ Stephen J. Schoepfer
	Name:	Stephen J. Schoepfer
	Title:	Chief Executive Officer

Date: August 12, 2015	By:	/s/ Stephen J. Schoepfer
	Name:	Stephen J. Schoepfer
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 LAB	XBRL Label Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

