Form 10-Q
period 2013-09-30
Westport Energy Holdings Inc.
filed 2015-08-12
CIK 1102414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013.

[  ]     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ___________.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
Assets
Cash and cash equivalents	$26,370	$35,049
Restricted cash	677,193	675,997
Accounts Receivable	19,000	-
Prepaid and other current assets	25,365	22,072
Total current assets	747,928	733,118

Note receivable	150,000	-
Oil and gas properties, unproven	4,717,000	4,717,000

Total assets	$5,614,928	$5,450,118

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Senior secured convertible debenture, net of discount	$30,298,890	$29,612,640
Account payable and accrued expenses	308,049	183,999
Convertible debentures	6,083,026	6,083,026
Accrued interest	11,423,355	8,909,386
Derivative liability	1,643,000	3,959,000
Total current liabilities	49,756,320	48,748,051

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 1,000,000 shares authorized Series C Voting Convertible, 921,890 shares issued and outstanding	921	921
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 578,346 shares issued and outstanding	58	58
Additional paid-in capital	(9,584,242)	(9,584,242)
Accumulated deficit	(34,558,129)	(33,714,670)
Total stockholders’ deficiency	(44,141,392)	(43,297,933)
Total liabilities and stockholders’ deficiency	$5,614,928	$5,450,118

See accompanying notes to condensed consolidated financial statements.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
	-	-	-	-

Operating expenses
Impairment loss	-	-	-	-
General and administrative expenses	181,349	273,298	509,079	884,097

Total operating expenses	181,349	273,298	509,079	884,097

Loss from operations	(181,349)	(273,298)	(509,079)	(884,097)

Interest income (expense)	(1,021,968)	(1,117,742)	(2,947,380)	(3,595,053)
Change in fair value of derivative liability	(270,000)	164,000	2,554,000	2,942,000
Losses from trading securities	-	-	-	(1,440)
Other Income	26,500	-	59,000	-
Income (Loss) before income tax provision	(1,446,817)	(1,227,040)	(843,459)	(1,538,590)

Income tax provision	-	-	-	-

Net income (loss)	$(1,446,817)	$(1,227,040)	$(843,459)	$(1,538,590)

Basic and diluted income (loss) per common share	$(2.50)	$(2.12)	$(1.46)	$(2.66)

Weighted average number of common shares outstanding - Basic	578,000	578,000	578,000	578,000

See accompanying notes to condensed consolidated financial statements.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net Loss	$(843,459)	$(1,538,590)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in fair value of derivative liability	(2,554,000)	(2,942,000)
Unrealized (gains) losses on marketable securities	-	18
Amortization of debt discount	399,250	1,127,655
Other non-cash financing costs	35,169
Changes in Assets and Liabilities
Accounts receivable	(19,000)	-
Prepaid and other current assets	11,538	31,933
Increase in accounts payable and accrued expenses	124,050	(323,925)
Increase in accrued interest	2,513,969	2,467,913
Net cash used in operating activities	(332,483)	(1,176,996)

Investing activities:
Restricted cash	(1,196)	(497,635)
Proceeds from sale of trading securities	-	675,129
Purchases of trading securities	-	(107,972)
Net cash used in investing activities	(1,196)	69,522

Financing activities
Line of credit	-	(18,238)
Proceeds from issuance of senior secured convertible debenture	325,000	300,000
Net cash provided by financing activities	325,000	281,762

(Decrease) increase in cash	(8,679)	(825,712)

Cash and cash equivalents, beginning of period	35,049	856,061
Cash and cash equivalents, end of period	$26,370	$30,349

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of senior secured convertible debenture in exchange for note receivable	$200,000	$-
Note receivable and accrued interest received in exchange for senior secured convertible debenture	164,831	-
Debt discount derived from derivative liability - Senior Secured convertible debentures	238,000	114,000
Total	$602,831	$114,000

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

In addition, as of September 30, 2013, the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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

Fair Value Framework

The following table reconciles, for the six months ended September 30, 2013, the beginning and ending balances for financial instruments that are recognized at fair value using level 3 inputs in the condensed consolidated financial statements:

Balance of derivative liability as of December 31, 2012	$3,959,000
Additional liability incurred	238,000
Change in fair value during period	(2,554,000)

Balance at September 30, 2013	$1,643,000

Level 3 financial instruments consist of certain embedded conversion features in the Company’s convertible debentures and senior secured convertible debentures. The fair value of these embedded conversion features are measured using the Black-Scholes model. The Company computes valuations each quarter, using Black-Scholes model calculations. The unobservable input used by the Company was the estimation of the volatility of the Company’s stock price over the remaining term of the convertible debentures, which were measured at 72% at September 30, 2013.

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

The computation of basic and diluted net loss attributable to common stockholders is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income (loss) attributable to common stockholders	$(1,447,000)	$(1,227,000)	$(843,459)	$(1,539,000)
Weighted-average common shares outstanding - basic	578,000	578,000	578,000	578,000
Basic and diluted income (loss) per share	$(2.50)	$(2.12)	$(1.46)	$(2.66)

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Potentially Dilutive Securities

The following table summarizes the potentially dilutive securities which were excluded from the above computation of basic net loss per share of common stock due to their anti-dilutive effect in a net loss situation:

	September 30, 2013	September 31, 2012
Warrants	-	600

Senior secured convertible debentures	48,974,000	47,307,400

Convertible debentures	13,181,600	13,181,600

3. Oil and Gas Properties, Unproven

Summary

As of September 30, 2013 the remaining capitalized costs of Oil and Gas Properties, unproved are summarized as follows:

	Acquisition Costs	Impairment	Total
Coos Bay Basin Property
Year ended 2008	$24,141,000	$-	$24,141,000
Year ended 2009	-	-	-
Year ended 2010	-	(3,041,000)	(3,041,000)
Year ended 2011	-	(10,625,000)	(10,625,000)
Year ended 2012	-	(5,758,000)	(5,758,000)
9 months ended September 30, 2013	-	-	-
Total	$24,141,000	$(19,424,000)	$4,717,000

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Environmental Matters

The Company has established procedures for a continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no material environmental investigation, compliance and remediation costs for the nine months ended September 30, 2013 and 2012. The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

5. Convertible Debentures, Derivative Liability, and Debt Discount

The following is a summary of the Company’s convertible debenture arrangements:

Convertible debentures:

	Conversion Price	September 30, 2013	December 31, 2012
Due December 2010 – 5%	0.50	$592,000	$592,000
Due December 2010 – 12%	0.45	570,000	570,000
Due December 2010 – 5%	0.50	921,000	921,000
Due December 2011 – 12%	0.45	4,000,000	4,000,000
Debt discount	-	-	-
Total convertible debentures		$6,083,000	$6,083,000

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s senior secured convertible debenture arrangements:

Senior secured convertible debentures:

	Conversion Price	September 30, 2013	December 31, 2012
Due August 2012 – 9%	0.65	$27,641,000	$27,641,000
Due August 2012 – 9%	0.45	650,000	650,000
Due August 2012 – 9%	0.45	120,000	120,000
Due December 2013 – 9%	0.45	910,000	910,000
Due December 2013 – 9%	0.45	172,000	172,000
Due December 2013 – 9%	0.45	200,000	200,000
Due December 2013 – 9%	0.45	25,000	25,000
Due December 2013 – 9%	0.45	25,000	25,000
Due December 2013 – 9%	0.45	50,000	50,000
Due December 2013 – 9%	0.45	50,000	50,000
Due December 2013 – 9%	0.45	75,000	75,000
Due December 2013 – 9%	0.45	100,000	100,000
Due December 2013 – 9%	0.45	50,000	-
Due December 2013 – 9%	0.45	50,000	-
Due December 2013 – 9%	0.45	50,000	-
Due December 2013 – 9%	0.45	25,000	-
Due December 2013 – 9%	0.45	200,000	-
Due December 2013 – 9%	0.45	25,000	-
Due December 2013 – 9%	0.45	25,000	-
Due December 2013 – 9%	0.45	100,000	-
Debt discount	-	(244,000)	(405,000)
Total senior secured convertible debentures		$30,299,000	$29,613,000

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

Technical default

As of September 30, 2013 the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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

Assumptions utilized to calculate the fair value of the derivative liability were as follows:

	September 30, 2013	December 31, 2012
Risk Free Interest Rate	1%	1%
Volatility	72%	47%
Term	.2 years	.9 years
Dividend Rate	0%	0%
Closing Price of Common Stock	$0.50	$0.50

6. Subsequent Events

On various dates between October 1, 2013 the date of this report, the Company issued to YA Global, L.P., two senior secured convertible debentures, with aggregate principal amounts totaling $100,000. The debentures bear interest at the rate of 9% per annum, payable at maturity. The maturity date of the notes was December 31, 2013. The holder of the debentures is entitled to convert the principal and accrued interest into common stock of the Company at a conversion rate equal to the lesser of $15 (fixed conversion price) or 90% of the lowest daily VWAP of the common stock during the 10 consecutive trading days immediately preceding the conversion date or other date of determination, subject to adjustment as provided for in the debentures.

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

Results of Operations – nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenues

There were no revenues from continuing operations for the nine months ended September 30, 2013 and 2012.

Cost of Revenues

There was no cost of revenues for the nine months ended September 30, 2013 and 2012.

Net Loss

The Company had a net loss of approximately $843,000 for the nine months ended September 30, 2013 versus a net loss of approximately $1,539,000 for the nine months ended September 30, 2012.

The decrease in net loss was predominately the result of a decrease in general and administrative expenses, which decreased from $884,000 to $509,000 combined with a change in interest expense from approximately $3,595,000 during the nine months ended September 30, 2012 to approximately $2,947,000 during the nine months ended September 30, 2013. This decrease was partially offset by the change in derivative liability, which resulted in a gain of approximately $2,554,000 in the nine months ended September 30, 2013 compared to a gain of approximately $2,942,000 during the nine months ended September 30, 2012.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees decreased approximately $375,000 from approximately $884,000 for the nine months ended September 30, 2012 to approximately $509,000 for the nine months ended September 30, 2013.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the nine months ended September 30, 2013 and 2012 are as follows. Mineral rights lease expense decreased from approximately $48,000 during the nine months ended September 30, 2012 to approximately $40,000 during the nine months ended September 30, 2013. Consulting and professional fees decreased from approximately $585,000 during the nine months ended September 30, 2012 to approximately $404,000 during the nine months ended September 30, 2013.

We expect to incur significant additional professional fees as we continue to proceed with our exploration activities.

Results of Operations – three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenues

There were no revenues from continuing operations for the three months ended September 30, 2013 and 2012.

Cost of Revenues

There was no cost of revenues for the three months ended September 30, 2013 and 2012.

Net Loss

The Company had a net loss of approximately $1,447,000 for the three months ended September 30, 2013 versus a net loss of approximately $1,227,000 for the three months ended September 30, 2012.

The increase in net loss was predominately the result of the change in derivative liability, which resulted in a loss of approximately $270,000 in the three months ended September 30, 2013 compared to a gain of approximately $164,000 during the three months ended September 30, 2012. This difference was offset by a decrease in interest expense from approximately $1,117,000 during the three months ended September 30, 2012 to approximately $1,022,000 during the three months ended September 30, 2013.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees decreased approximately $92,000 from approximately $273,000 for the three months ended September 30, 2012 to approximately $181,000 for the three months ended September 30, 2013.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the three months ended September 30, 2013 and 2012 are as follows. Mineral rights lease expense decreased from approximately $17,000 during the three months ended September 30, 2012 to approximately $14,000 during the three months ended September 30, 2013. Consulting and professional fees decreased from approximately $192,000 during the three months ended September 30, 2012 to approximately $149,000 during the nine months ended September 30, 2013.

We expect to incur significant additional professional fees as we continue to proceed with our exploration activities.

Liquidity and Capital Resources

Our liquid assets, consisting of cash on hand, restricted cash and certificates of deposit were approximately $704,000 as of September 30, 2013. As of September 30, 2013 our working capital deficit was approximately $49 million.

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

During the nine months ended September 30, 2013, the Company had a net decrease in cash of approximately $9,000. Our principal sources and uses of funds were as follows:

Cash used in operating activities. For the nine months ended September 30, 2013, the Company used approximately $332,000 in cash for operating activities as compared to approximately $1,177,000 for the nine months ended September 30, 2012. This decrease of approximately $845,000 was due primarily to the payment of general and administrative expenses accrued during the end of 2011 and during 2012.

Cash provided by investing activities. For the nine months ended September 30, 2013, the Company used approximately $1,000 in net cash from investing activities as compared to receiving approximately $70,000 for the nine months ended September 30, 2012. This change of approximately $71,000 was due primarily to activity in trading securities during the period.

Cash provided by financing activities. For the nine months ended September 30, 2013, the Company received approximately $325,000 in cash from financing activities as compared to approximately $282,000 for the nine months ended September 30, 2012. This increase of approximately $43,000 was due primarily to the proceeds from the issuance of senior secured convertible debentures during the period.

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

Oil and Gas Properties

The Company utilizes the successful efforts method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of September 30, 2013, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of September 30, 2013, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

Item 3. Quantative and Qualitative Disclosure About Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended September 30, 2013 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

