Form 10-K
period 2013-12-31
Westport Energy Holdings Inc.
filed 2015-08-12
CIK 1102414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X].

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X].

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

WESTPORT ENERGY HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

OUR GAS PROPERTIES IN COOS BAY

Coos Bay Leases

Through our subsidiary, Westport Energy, we have under lease approximately 78,482 undeveloped acres in the Coos Bay Basin as of December 31, 2013. In March 2008, Methane Energy Corp., Westport Energy’s predecessor in interest, elected to drop the lease with the Oregon Department of State Lands, which consisted of approximately 11,000 acres under the waterways in the Coos Bay Basin. In addition, in January 2010, we determined that the cost to continue exploration of various leases that we had in the Chehalis Basin in the state of Washington outweighed the projected benefits from such leases. Accordingly, these leases were not renewed with their owners. Following our decision to abandon these Washington leases we performed certain reclamation work on the one well that was drilled in the Chehalis Basin, as required pursuant to the applicable lease and as requested in a notice from the state of Washington. While we believe we have satisfied all of our obligations under the applicable Washington leases we have not received any confirmation from the state of Washington to that effect and therefore any potential liability in connection with any remaining obligations under the Washington leases cannot be ascertained at this time.

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

Employees

As of December 31, 2013, we had one (1) employee, our Chief Executive Officer, Stephen J. Schoepfer. Mr. Schoepfer entered into a consulting agreement with the Company, Westport Energy Acquisition Inc. and Westport Energy LLC dated December 1, 2012 pursuant to which he agreed to serve as (i) Chairman, Chief Executive Officer, Chief Financial Officer and Secretary of the Company; (ii) Director, president, treasurer and secretary of Westport Energy Acquisition Inc., and (iii) Manager and President of Westport Energy LLC. The team of the agreement commences on December 1, 2012 and expired on December 31, 2016. Mr. Schoepfer’s compensation pursuant to the consulting agreement is $209,000 per year.

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

In addition to the NEC Debenture and YA Debenture, we have several additional convertible debentures outstanding in favor of YA Global. The table below summarizes all of our outstanding convertible debentures as of December 31, 2013.

Debenture ID	Debenture Holder	Issuance Date	Maturity Date	Interest Rate	Conversion Price*	Original Principal Amount	Outstanding Principal Amount	Accrued & Outstanding Interest
CCP-3	YA Global	Oct 12, 2005	Dec 31, 2010	5.00%	$0.0001	$1,475,000	$592,360	$319,144
CCP-4	YA Global	Feb 8, 2006	Dec 31, 2010	5.00%	$0.0001	$3,050,369	$920,666	$405,417
GSHF-3-1	YA Global	Jun 26, 2007	Dec 31, 2010	12.00%	$0.00009	$570,000	$570,000	$449,535
CICS-5	YA Global	Jun 30, 2009	Dec 31, 2011	12.00%	$0.00009	$4,000,000	$4,000,000	$2,174,630
CICS-6	New Earthshell	Aug 17, 2010	Aug 31, 2012	9.00%	$0.00013	$27,640,712	$27,640,712	$8,435,305
CICS-7	YA Global	Aug 17, 2010	Aug 12, 2012	9.00%	$0.0009	$650,000	$650,000	$197,759
CICS-8	YA Global	May 25, 2011	Aug 31, 2012	9.00%	$0.0009	$120,000	$120,000	$28,169
CICS-9	YA Global	Dec 6, 2011	Dec 31, 2013	9.00%	$0.0009	$910,000	$910,000	$169,858
CICS-10	YA Global	Dec 6, 2011	Dec 31, 2013	9.00%	$0.0009	$172,411	$172,411	$32,182
CICS-11	YA Global	May 31, 2012	Dec 31, 2013	9.00%	$0.003	$200,000	$200,000	$28,652
CICS-12	YA Global	Aug 13, 2012	Dec 31, 2013	9.00%	$0.003	$25,000	$25,000	$3,119
CICS-13	YA Global	Aug 29, 2012	Dec 31, 2013	9.00%	$0.003	$25,000	$25,000	$3,021
CICS-14	YA Global	Sep 7, 2012	Dec 31, 2013	9.00%	$0.003	$50,000	$50,000	$5,930
CICS-15	YA Global	Oct 2, 2012	Dec 31, 2013	9.00%	$0.003	$50,000	$50,000	$5,634
CICS-16	YA Global	Nov 6, 2012	Dec 31, 2013	9.00%	$0.003	$75,000	$75,000	$7,804
CICS-17	YA Global	Dec 1, 2012	Dec 31, 2013	9.00%	$0.003	$100,000	$100,000	$9,789
CICS-18	YA Global	Jan 15, 2013	Dec 31, 2013	9.00%	$15.00	$50,000	$50,000	$4,321
CICS-19	YA Global	Feb 12, 2013	Dec 31, 2013	9.00%	$15.00	$50,000	$50,000	$3,977
CICS-20	YA Global	Mar 21, 2013	Dec 31, 2013	9.00%	$15.00	$50,000	$50,000	$3,514
CICS-21	YA Global	May 14, 2013	Dec 31, 2013	9.00%	$15.00	$25,000	$25,000	$1,424
CICS-22	YA Global	Jun 1, 2013	Dec 31, 2013	9.00%	$15.00	$200,000	$200,000	$10,553
CICS-23	YA Global	Jun 14, 2013	Dec 31, 2013	9.00%	$15.00	$25,000	$25,000	$1,233
CICS-24	YA Global	July 12, 2013	Dec 31, 2013	9.00%	$15.00	$25,000	$25,000	$1,060
CICS-25	YA Global	Aug 20, 2013	Dec 31, 2013	9.00%	$15.00	$100,000	$100,000	$3,255
CICS-26	YA Global	Nov 1, 2013	Dec 31, 2013	9.00%	$15.00	$50,000	$50,000	$752
CICS-27	YA Global	Dec 19, 2013	Dec 31, 2013	9.00%	$15.00	$50,000	$50,000	$123

* The conversion prices in the debentures are subject to adjustment, as more particularly set forth in each debenture.

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

On March 5, 2012, the stockholder holding a majority of the Company’s voting stock executed a written consent in lieu of a meeting to approve a reverse stock split of outstanding common stock at a ratio of 1-for-5,000, which took effect in the marketplace on or about November 14, 2012.

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

As a result of our deficiency in working capital at December 31, 2013 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the expansion and continuation of operations.

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

Risks Related to Our Capital Structure

Future Issuances of Our Common Stock Could Dilute Current Stockholders or Adversely Affect the Market

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

For most of the period covered below, our common stock was traded on the OTC Pink Marketplace under the symbol WPTH. The following table, based on Bloomberg L.P., reflects quarterly high and low bid prices of our common stock from January 1, 2012 through December 31, 2013. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	$0.25	$0.11
September 30, 2013	$0.16	$0.03
June 30, 2013	$0.05	$0.04
March 31, 2013	$0.05	$0.03

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	$0.05	$0.05
September 30, 2012	$0.0013	$0.0013
June 30, 2012	$0.0013	$0.0013
March 31, 2012	$0.0013	$0.0013

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

Recent Sales of Unregistered Securities

We sold the following unregistered securities during the fourth quarter of 2013:

Debenture ID	Debenture Holder	Issuance Date	Maturity Date	Interest Rate	Conversion Price*	Original Principal Amount	Outstanding Principal Amount
CICS-26	YA Global	Nov 1, 2013	Dec 31, 2013	9.00%	$15.00	$50,000	$50,000
CICS-27	YA Global	Dec 19, 2013	Dec 31, 2013	9.00%	$15.00	$50,000	$50,000

Purchases of Equity Securities

There were no repurchases made for any class or series of securities in a month within the fourth quarter of the fiscal year ended December 31, 2013.

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

Results of Operations - December 31, 2013 compared to December 31, 2012

Revenues

There were no revenues from continuing operations for the years ended December 31, 2013 and 2012.

Cost of Revenues

There were no cost of revenues for the years ended December 31, 2013 and 2012.

Net Loss

The Company had a net loss of approximately $3,935,000 for the year ended December 31, 2013 versus approximately $11,106,000 for the year ended December 31, 2012.

The decrease in net loss was predominately impacted by the impairment loss of $5,758,000 recorded during the year ended December 31, 2012 compared to $0 recorded during the year ended December 31, 2013. Additionally, interest expense decreased due to the higher levels of debt discount accretion taken throughout 2012 from approximately $4,516,000 during the year ended December 31, 2012 to $4,102,000 for the year ended December 31, 2013. The decrease in operating loss was also impacted by the increased gain on the change in fair value of the derivative liability of approximately $801,000 during the year ended December 31, 2013 compared to $326,000 during the year ended December 31, 2012.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees decreased during the year from approximately $1,157,000 for the year ended December 31, 2012 to approximately $732,000 for the year ended December 31, 2013.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the years ended December 31, 2013 and 2012 are as follows. Insurance expense decreased approximately $50,000 from approximately $80,000 in the year ended December 31, 2012 compared to approximately $30,000 in the year ended December 31, 2013. Consulting fees decreased approximately $240,000 from approximately $790,000 in the year ended December 31, 2012 to approximately $550,000 in the year ended December 31, 2013.

Professional fees decreased approximately $64,000 from approximately $70,000 in the year ended December 31, 2012 to approximately $6,000 during the year ended December 31, 2013. This decrease was due to additional fees incurred in connection with the stock split that occurred during 2012, as well as a reduction in consulting fees relating to regulatory filings during the year ended December 31, 2013.

We expect to incur significant additional consulting and professional fees as we continue to proceed with our exploration activities.

Impairment loss

During the year ended December 31, 2012 we impaired the carrying value of our oil and gas properties by approximately $5,758,000.

The impairment was the difference between the carrying value and the fair value of the Coos Bay oil and gas properties on December 31, 2012. The fair value was prepared by valuation experts using level 3 inputs in a discounted cash flow model. The valuation prepared by the experts for the year ended December 31, 2013 did not indicate that any impairment existed at the balance sheet date, and accordingly none was recognized.

Liquidity and Capital Resources

Our liquid assets, consisting of cash on hand and restricted cash, was approximately $731,000 as of December 31, 2013, compared with approximately $711,000 at December 31, 2012. As of December 31, 2013 our working capital deficit was approximately $52 million.

During the year the Company borrowed $625,000 on terms similar to other notes the Company incurred at the time of the reverse merger. Those funds will be used to supply funding for the day-to-day activities while we continue to try and find additional sources of financing to fund the Company’s activities.

We expect to incur significant additional professional fees as we continue to proceed with our exploration activities, which will require additional financing. In addition, the Company will need to re-negotiate terms with the holders of our debentures as they become due. Currently, we do not have sufficient capital to meet the needs of our note holders and cannot predict when operations will commence, and if so, will provide enough capital resources to meet those needs.

During the year ended December 31, 2013, the Company had a net increase in cash of approximately $19,000. Our principal sources and uses of funds were as follows:

Cash used in operating activities. For the year ended December 31, 2013, the Company used approximately $405,000 in cash for operating activities as compared to approximately $1,397,000 for the year ended December 31, 2012. This decrease was due primarily to the decrease in general and administrative expenses as a result of the decrease in professional fees and consulting fees.

Cash used in investing activities. For the year ended December 31, 2013, the Company used approximately $1,000 in net cash from investing activities as compared to receiving approximately $69,000 for the year ended December 31, 2012. This decrease was due primarily to activity in trading securities during the prior year.

Cash provided by financing activities. For the year ended December 31, 2013, the Company received approximately $425,000 in cash from financing activities as compared to approximately $507,000 for the year ended December 31, 2012. This decrease was due primarily to the proceeds from the issuance of senior secured convertible debt during the year.

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

Oil and Gas Properties

The Company utilizes the successful efforts method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of December 31, 2013, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of December 31, 2013, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers, and certain significant employees as of the fiscal year ending December 31, 2013. All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Board of Directors and Executive Officers

Name	Age	Position
Stephen J. Schoepfer	57	Director & Chief Executive Officer

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

Based solely on our review of the copies of such forms received by it with respect to fiscal year 2013, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

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

Summary Compensation Table

The following table provides information concerning compensation of the Company’s named executives for the Company’s last two completed fiscal years ending December 31, 2012 and 2013.

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Stephen J.	2013	$209,000	__	__	__	__	__	__	$209,000
Schoepfer, Chief Executive Officer	2012	$209,000	—	—	—	—	—	—	$209,000

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

Outstanding Equity Awards at December 31, 2013 Fiscal Year End

As of December 31, 2013, there are no equity compensation plans outstanding under which shares of our common stock are authorized for issuance.

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

Equity Compensation Plan Information

The following table summarizes the shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2013. As there are no equity compensation plans outstanding under which shares of our common stock are authorized for issuance, the table blow reflects the relevant items as “Not applicable.”

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

ITEM 14. Principal Accounting Fees and Services

Rosenberg Rich Baker Berman & Company, P.A. (“RRBB”) has served as our independent auditors since 2004.

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2013 and 2012 by our independent auditors:

	Fiscal Year Ended December 2013		Fiscal Year Ended December 2012
Audit Fees	$25,000	(1)	$27,000	(1)
Audit Related Fees	$-	(2)	$-	(2)
Tax Fees	$-		$-
All Other Fees	$-		$-
Total	$25,000		$27,000

(1)	Audit fees for 2013 and 2012 were for professional services rendered for the audit of the Company’s financial statements for the fiscal year including reviews of the Company’s quarterly financial statements.

(2)	RRBB did not provide any audit related services.

All Other Fees

There were no other fees billed by RRBB in the years ended December 31, 2013 or December 31, 2012.

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

10.2

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

10.22

Amendment No. 2 to Securities Purchase Agreement dated as of December 6, 2011 entered into by and between Carbonics Capital Corporation and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference.

10.23	Secured Convertible Debenture dated December 6, 2011 in the principal amount of $172,411.00, with YA Global Investments L.P. as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference.

10.24

Amendment No. 3 to Securities Purchase Agreement dated as of December 6, 2011 entered into by and between Carbonics Capital Corporation and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference.

10.25	Secured Convertible Debenture dated May 31, 2012 in the principal amount of $200,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on June 6, 2012, and incorporated herein by reference.

10.26

Amendment No. 4 to Securities Purchase Agreement dated as of May 31, 2012 entered into by and between Carbonics Capital Corporation and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on June 6, 2012, and incorporated herein by reference.

10.27	Secured Convertible Debenture dated August 13, 2012 in the principal amount of $25,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on August 20, 2012, and incorporated herein by reference.

10.28	Amendment No. 5 to Securities Purchase Agreement dated as of August 13, 2012 entered into by and between Carbonics Capital Corporation and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on August 20, 2012, and incorporated herein by reference.

Exhibit No.	Description

10.29	Secured Convertible Debenture dated August 29, 2012 in the principal amount of $25,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on September 4, 2012, and incorporated herein by reference.

10.30	Amendment No. 6 to Securities Purchase Agreement dated as of August 29, 2012 entered into by and between Carbonics Capital Corporation and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on September 4, 2012, and incorporated herein by reference.

10.31	Secured Convertible Debenture dated September 7, 2012 in the principal amount of $50,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on September 13, 2012, and incorporated herein by reference.

10.32	Amendment No. 7 to Securities Purchase Agreement dated as of September 7, 2012 entered into by and between Carbonics Capital Corporation and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on September 13, 2012, and incorporated herein by reference.

10.33	Secured Convertible Debenture dated October 2, 2012 in the principal amount of $50,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on November 21, 2012, and incorporated herein by reference.

10.34	Amendment No. 8 to Securities Purchase Agreement dated as of October 2, 2012 entered into by and between Carbonics Capital Corporation and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on November 21, 2012, and incorporated herein by reference.

10.35	Secured Convertible Debenture dated November 6, 2012 in the principal amount of $75,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Carbonics Capital Corporation as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on November 21, 2012, and incorporated herein by reference.

10.36	Amendment No. 9 to Securities Purchase Agreement dated as of November 6, 2012 entered into by and between Carbonics Capital Corporation and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on November 21, 2012, and incorporated herein by reference.

10.37	Secured Convertible Debenture dated December 1, 2012 in the principal amount of $100,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Westport Energy Holdings Inc. as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on December 3, 2012, and incorporated herein by reference.

10.38	Amendment No. 10 to Securities Purchase Agreement dated as of December 1, 2012 entered into by and between Westport Energy Holdings Inc and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on December 3, 2012, and incorporated herein by reference.

10.39	Secured Convertible Debenture dated January 15, 2013 in the principal amount of $50,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Westport Energy Holdings Inc. as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on January 29, 2013, and incorporated herein by reference.

10.40	Amendment No. 11 to Securities Purchase Agreement dated as of January 15, 2013 entered into by and between Westport Energy Holdings Inc and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on January 29, 2013, and incorporated herein by reference.

10.41	Secured Convertible Debenture dated February 12, 2013 in the principal amount of $50,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Westport Energy Holdings Inc. as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on March 1, 2013, and incorporated herein by reference.

Exhibit No.	Description

10.42	Amendment No. 12 to Securities Purchase Agreement dated as of February 12, 2013 entered into by and between Westport Energy Holdings Inc and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on March 1, 2013 and incorporated herein by reference.

10.43	Secured Convertible Debenture dated March 21, 2013 in the principal amount of $50,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Westport Energy Holdings Inc. as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference.

10.44	Amendment No. 13 to Securities Purchase Agreement dated as of March 21, 2013 entered into by and between Westport Energy Holdings Inc and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference.

10.45	Secured Convertible Debenture dated May 14, 2013 in the principal amount of $25,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Westport Energy Holdings Inc. as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference.

10.46	Amendment No. 14 to Securities Purchase Agreement dated as of April 24, 2013 entered into by and between Westport Energy Holdings Inc and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference.

10.47	Secured Convertible Debenture dated June 1, 2013 in the principal amount of $200,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Westport Energy Holdings Inc. as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015 and incorporated herein by reference.

10.48	Amendment No. 15 to Securities Purchase Agreement dated as of May 31, 2013 entered into by and between Westport Energy Holdings Inc and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference.

10.49	Non-Recourse Assignment dated May 31, 2013 pursuant to which YA Global Investments L.P. as the “Holder” under Debenture No. NEOM-11-11 issued by Neomedia Technologies Inc. in the original principal amount of $325,000 (the “Neomedia Debenture”), assigned its rights and interests in and to $150,000 of outstanding principal and $14,830.82 in accrued interest under the Neomedia Debenture to Westport Energy LLC– filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference.

10.50	Collateral Assignment dated May 31, 2013 entered into between YA Global Investments L.P. and Westport Energy LLC- filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference.

10.51	Letter from YA Global Investments L.P. to Neomedia Technologies Inc. dated May 31, 2013 regarding Assignment of Neomedia Debenture to Westport Energy LLC. – filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference.

10.52	Secured Convertible Debenture dated June 14, 2013 in the principal amount of $25,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Westport Energy Holdings Inc. as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference.

10.53	Amendment No. 16 to Securities Purchase Agreement dated as of June 14, 2013 entered into by and between Westport Energy Holdings Inc and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference.

10.54	Secured Convertible Debenture dated July 12, 2013 in the principal amount of $25,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Westport Energy Holdings Inc. as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference.

Exhibit No.	Description

10.55	Amendment No. 17 to Securities Purchase Agreement dated as of July 11, 2013 entered into by and between Westport Energy Holdings Inc and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference.

10.56	Secured Convertible Debenture dated August 20, 2013 in the principal amount of $100,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Westport Energy Holdings Inc. as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference.

10.57	Amendment No. 18 to Securities Purchase Agreement dated as of August 19, 2013 entered into by and between Westport Energy Holdings Inc and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference.

10.58	Secured Convertible Debenture dated November 1, 2013 in the principal amount of $50,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Westport Energy Holdings Inc. as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed May 18, 2015, and incorporated herein by reference.

10.59	Amendment No. 19 to Securities Purchase Agreement dated as of November 1, 2013 entered into by and between Westport Energy Holdings Inc and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference.

10.60	Secured Convertible Debenture dated December 19, 2013 in the principal amount of $50,000.00, with YA Global Investments L.P. as the “Holder” thereunder and Westport Energy Holdings Inc. as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference.

10.61	Amendment No. 20 to Securities Purchase Agreement dated as of December 19, 2013 entered into by and between Westport Energy Holdings Inc and YA Global Investments L.P– filed as an exhibit to the Current Report on Form 8-K filed on May 18, 2015, and incorporated herein by reference.

10.62	Securities Purchase Agreement dated February 5, 2014 entered into by and between Westport Energy Holdings Inc. and YA Global Investments L.P. – filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2015, and incorporated herein by reference.

10.63	Secured Convertible Debenture No. CICS-28 dated February 5, 2014 in the principal amount of $1,080,000, with YA Global Investments L.P. as the “Holder” thereunder and Westport Energy Holdings Inc. as the “Company” thereunder– filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2015, and incorporated herein by reference.

10.64	Royalty Agreement dated February 5, 2014 entered into by and between Westport Energy Holdings Inc. and YA Global Investments L.P.– filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2015, and incorporated herein by reference.

10.65	Non-Recourse Assignment dated February 5, 2014 entered into by and between YA Global Investments L.P. as “Assignor” thereunder and Queensbury, Inc. as “Assignee” thereunder.– filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2015, and incorporated herein by reference.

10.66	Secured Convertible Debenture No. CICS-28A dated February 5, 2014 in the principal amount of $540,000, with YA Global Investments L.P. as the “Holder” thereunder and Westport Energy Holdings Inc. as the “Company” thereunder. – filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2015, and incorporated herein by reference.

10.67	Secured Convertible Debenture No. CICS-28B dated February 5, 2014 in the principal amount of $540,000, with Queensbury, Inc. as the “Holder” thereunder and Westport Energy Holdings Inc. as the “Company” thereunder. – filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2015, and incorporated herein by reference.

Exhibit No.	Description

10.68

Letter from YA Global Investments L.P. to Westport Energy Holdings Inc. dated February 5, 2014 informing Westport of the Assignment of a portion of Debenture No. CICS-28 to Westport Energy LLC. – filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2015, and incorporated herein by reference.

10.69	Royalty Agreement dated February 5, 2014 entered into by and between Westport Energy Holdings Inc. and YA Global Investments L.P. – filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2015, and incorporated herein by reference.

10.70	Royalty Agreement dated February 5, 2014 entered into by and between Westport Energy Holdings Inc. and Queensbury, Inc. – filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2015, and incorporated herein by reference.

21.1	Subsidiaries of Registrant - filed as an exhibit to the Registrant’s Form 10-K filed with the SEC on April 16, 2012 and incorporated herein by reference.

23.1*	Consent of Rosenberg Rich Baker Berman & Company

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*Filed herewith

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARIES

(AN EXPLORATION COMPANY)

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Westport Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Westport Energy Holdings, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2013. Westport Energy Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westport Energy Holdings, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2013 have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses and at December 31, 2012 these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, NJ
August 12, 2015

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS

Assets
Cash and cash equivalents	$54,157	$35,049
Restricted cash	677,193	675,997
Prepaid and other current assets	20,687	22,072
Total current assets	752,037	733,118

Note receivable	150,000	-
Oil and gas properties, unproven	4,717,000	4,717,000

Total assets	$5,619,037	$5,450,118

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Senior secured convertible debenture, net of discount	$30,643,123	$29,612,640
Account payable and accrued expenses	395,817	183,999
Convertible debentures	6,083,026	6,083,026
Accrued interest	12,306,160	8,909,386
Derivative liability	3,424,000	3,959,000
Total current liabilities	52,852,126	48,748,051

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 1,000,000 shares authorized Series C Voting Convertible, 921,890 shares issued and outstanding	921	921
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 578,346 shares issued and outstanding	58	58
Additional paid-in capital	(9,584,242)	(9,584,242)
Accumulated deficit	(37,649,826)	(33,714,670)
Total stockholders’ deficiency	(47,233,089)	(43,297,933)
Total liabilities and stockholders’ deficiency	$5,619,037	$5,450,118

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
	2013	2012
Net sales	$-	$-
Cost of sales	-	-
	-	-

Operating expenses
Impairment loss	-	5,758,000
General and administrative expenses	731,638	1,156,713

Total operating expenses	731,638	6,914,713

Loss from operations	(731,638)	(6,914,713)

Interest income (expense)	(4,102,518)	(4,516,261)
Change in fair value of derivative liability	801,000	326,000
Losses from trading securities	-	(1,440)
Other income	98,000	-
Income (Loss) before income tax provision	(3,935,156)	(11,106,414)

Income tax provision	-	-

Net loss	$(3,935,156)	$(11,106,414)

Basic and diluted loss per common share	$(6.81)	$(19.22)

Weighted average number of common shares outstanding - Basic	578,000	578,000

Weighted average number of common shares outstanding - Diluted	-	-

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Series C Voting Convertible preferred stock issued		Common Stock Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, January 1, 2012	921,890	$921	578,346	$58	$(9,584,242)	$(22,608,256)	$(32,191,519)

Net loss	-	-	-	-	-	(11,106,414)	(11,106,414)

Balance, December 31, 2012	921,890	$921	578,346	$58	$(9,584,242)	$(33,714,670)	$(43,297,933)

Net loss	-	-	-	-	-	(3,935,156)	(3,935,156)

Balance, December 31, 2013	921,890	$921	578,346	$58	$(9,584,242)	$(37,649,826)	$(47,233,089)

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,
	2013	2012
Operating activities:
Net Loss	$(3,935,156)	$(11,106,414)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment of long-lived assets	-	5,758,000
Change in fair value of derivative liability	(801,000)	(326,000)
Unrealized (gains) losses on marketable securities	-	18
Amortization of debt discount	706,752	1,213,133
Changes in Assets and Liabilities
Prepaid and other current assets	16,216	48,749
Increase in accounts payable and accrued expenses	211,718	(288,426)
Increase (Decrease) in accrued interest	3,396,774	3,303,985
Net cash used in operating activities	(404,696)	(1,396,955)

Investing activities:
Restricted cash	(1,196)	(497,976)
Proceeds from sale of trading securities	-	675,129
Purchases of trading securities	-	(107,972)
Net cash (used in) provided by investing activities	(1,196)	69,181

Financing activities
Line of credit	-	(18,238)
Proceeds from issuance of senior secured convertible debenture	425,000	525,000
Net cash provided by financing activities	425,000	506,762

(Decrease) increase in cash	19,108	(821,012)

Cash and cash equivalents, beginning of year	35,049	856,061
Cash and cash equivalents, end of year	$54,157	$35,049

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of senior secured convertible debenture in exchange for note receivable	$200,000	$-
Note receivable and accrued interest received in exchange for senior secured convertible debenture	164,831	-
Debt discount derived from derivative liability - Senior Secured convertible debentures	266,000	276,000

Total	$630,831	$276,000

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2013 the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity in its entirety from current accounting guidance. The new guidance eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of operations, stockholders’ equity and cash flows, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 is effective prospectively for public entities for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods however early adoption is permitted. The Company elected to adopt ASU 2014-10 as permitted, for the financial statements ended December 31, 2013 and, accordingly, has not included the inception-to-date disclosures and other previously required disclosures for development stage entities.

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

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Theproject to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Oil and Gas Properties (continued)

In the first quarter of 2010, the Company determined that the cost to continue exploration of the Chehalis Basin Property outweighed the benefit in which they projected. Therefore, lease agreements were not renewed with owners and the asset balance was fully impaired. This resulted in an impairment of approximately $1,331,000 recorded during the first quarter of 2010. In addition, the carrying value of the Coos Bay oil and gas properties was impaired during the fourth quarter of 2012 and 2011 for approximately $5,758,000 and $10,625,000, respectively. The impairments were the difference between the carrying value and the fair value on December 31, 2012 and 2011. The carrying amount was greater than the fair value at December 31, 2013; accordingly no impairment was recognized during the year then ended. The fair value was prepared by valuation experts using level 3 inputs in a discounted cash flow model.

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s derivative liabilities are marked to market every reporting period using level 3 inputs.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles, for the year ended December 31, 2013, the beginning and ending balances for financial instruments that are recognized at fair value using level 3 inputs in the consolidated financial statements:

Balance of derivative liability as of December 31, 2012	$3,959,000
Additional liability incurred	266,000

Change in fair value during year	(801,000)

Balance at December 31, 2013	$3,424,000

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

The computation of basic and diluted net loss attributable to common stockholders is as follows:

	December 31, 2013	December 31, 2012

Net loss attributable to common stockholders	$3,935,000	$11,106,000

Weighted-average common shares outstanding	578,000	578,000

Basic and diluted net loss per share	$(6.81)	$(19.22)

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Potentially Dilutive Securities

The following table summarizes the potentially dilutive securities which were excluded from the above computation of basic and diluted net loss per share of common stock due to their anti-dilutive effect:

	December 31, 2013		December 31, 2012

Warrants	-		400

Senior secured convertible debentures	49,196,000	*	47,807,000	*

Convertible debentures	13,182,000	*	13,182,000	*

3.	Oil and Gas Properties, Unproven

Summary

As of December 31, 2013 the remaining capitalized costs of Oil and Gas Properties, unproved are summarized as follows:

	Acquisition Costs	Impairment	Total
Coos Bay Basin Property
Year ended 2008	$24,141,000	$-	$24,141,000
Year ended 2009	-	-	-
Year ended 2010	-	(3,041,000)	(3,041,000)
Year ended 2011	-	(10,625,000)	(10,625,000)
Year ended 2012	-	(5,758,000)	(5,758,000)
Year ended 2013	-	-	-
Total	$24,141,000	$(19,424,000)	$4,717,000

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment

During the fourth quarter of 2012 and 2011, the Company determined that the carrying cost of the Coos Bay property exceeded the fair value of the property by approximately $5,758,000 and $10,625,000, respectively. The fair value of the property was independently valued based upon a discounted cash flow using management’s estimates, which are considered level 3 inputs. The differences were recorded as impairment charges in the statement of operations. The independent valuation as of December 31, 2013 was greater than the carrying value of the property, and as a result no impairment was recorded in the current year.

4.	Environmental Matters

The Company has established procedures for a continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no material environmental investigation, compliance and remediation costs for the years ended December 31, 2013 and 2012. The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Convertible Debentures, Derivative Liability and Debt Discount

The following is a summary of the Company’s senior secured convertible debenture arrangements:

Senior Secured Convertible Debenture

Senior secured convertible debentures:
	Conversion Price	2013	2012
Due August 2012 – 9%	0.65	$27,641,000	$27,641,000
Due August 2012 – 9%	0.45	650,000	650,000
Due August 2012 – 9%	0.45	120,000	120,000
Due December 2013– 9%	0.45	910,000	910,000
Due December 2013– 9%	0.45	172,000	172,000
Due December 2013– 9%	0.45	200,000	200,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	75,000	75,000
Due December 2013– 9%	0.45	100,000	100,000
Due December 2013– 9%	0.45	50,000	-
Due December 2013– 9%	0.45	50,000	-
Due December 2013– 9%	0.45	50,000	-
Due December 2013– 9%	0.45	25,000	-
Due December 2013– 9%	0.45	200,000	-
Due December 2013– 9%	0.45	25,000	-
Due December 2013– 9%	0.45	25,000	-
Due December 2013– 9%	0.45	100,000	-
Due December 2013– 9%	0.45	50,000	-
Due December 2013– 9%	0.45	50,000	-
Debt discount	-	-	(405,000)
Total senior secured convertible debentures		$30,643,000	$29,613,000

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debenture

The following is a summary of the Company’s convertible debenture arrangements:

Convertible debentures:
	Conversion Price	2013	2012
Due December 2010 – 5%	0.50	$592,000	$592,000
Due December 2010 – 12%	0.45	570,000	570,000
Due December 2010 – 5%	0.50	921,000	921,000
Due December 2011– 12%	0.45	4,000,000	4,000,000
Debt discount of $2,685,000	-	-	-
Total convertible debentures		$6,083,000	$6,083,000

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

Assumptions utilized to calculate the fair value of the derivative liability were as follows:

	December 31, 2013	December 31, 2012

Risk Free Interest Rate	1%	1%
Volatility	138%	96%
Term	.08 years	.9 years
Dividend Rate	0%	0%
Closing Price of Common Stock	$0.50	$0.50

Debt Discount

The Company records debt discount related to the fair value of the conversion options of the convertible notes on the date of issuance. Debt discount is accreted over the term of the respective note. During 2013 and 2012, debt discount of $266,000 and $276,000 was recorded related to the issuance of the senior debentures. During the year ending December 31, 2013 and 2012, the Company recorded accretion expense of approximately $708,000 and $1,213,000, respectively.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Interest

During the year ended December 31, 2013 and 2012 the Company incurred accrued interest of approximately $3,397,000 and $3,304,000, respectively.

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

Warrants

As of December 31, 2013 and 2012 the Company had 0 and 400 warrants outstanding, respectively, with an aggregate exercise price of $750 per share. The warrants expired in January 2013.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes

The (provision) benefit for income taxes was $- for the years ended December 31, 2013 and 2012.

The Company’s effective tax rate differs from the federal statutory rate of 34% as follows:

	2013	2012
Statutory federal tax (benefit) rate	(34%)	(34%)
State and local taxes, net of federal benefit	(6%)	(6%)
Permanent Difference	-	-
Valuation Allowance	40%	40%
Effective Tax Rate	-%	-%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities consist of the following:

	2013	2012
Net Operating loss carry forwards – Federal	$2,741,000	$2,911,000
Net Operating loss carry forwards – State	479,000	508,000
Oil and gas properties, unproven	6,543,000	6,543,000
Derivative liability	999,000	1,361,000
Accrued interest	4,456,000	3,099,000
Start-up costs	1,257,000	964,000
Debt Discount	11,000)	(162,000
Net deferred tax assets and liabilities	16,486,000	15,224,000
Valuation allowance	(16,486,000)	(15,224,000)
Net deferred tax assets	$-	$-

As of December 31, 2013, the Company had federal and state net operating loss carry forwards of approximately $8,422,000, which are expected to expire between 2022 and 2033.

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

During the fiscal years ended 2013 and 2012, the Company did not have unrecognized tax benefits and accordingly did not recognized interest expense or penalties related to unrecognized tax benefits.

The Company’s tax returns are subject to examination by tax authorities for three years from the date of filing.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Subsequent Events

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

45

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

46