Form 10-Q
period 2014-03-31
Westport Energy Holdings Inc.
filed 2015-11-10
CIK 1102414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.

[  ] Transition report under Section 13 or 15(d) of the Exchange Act of 1934

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

Yes [  ] No [X]

As of November 2, 2015 the Registrant had the following number of shares of its capital stock outstanding: 578,346 shares of Common Stock, par value $0.0001and 921,890 shares of Series C Preferred Stock, par value $0.001, which are convertible, in accordance with their terms, into a number of shares of Common Stock equal to 73.75% of the fully-diluted outstanding shares of Common Stock.

2

Disclosure Regarding Forward-Looking Statements

Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Westport Energy Holdings Inc. (the “Company”) or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Items 1 and 1A of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements and are subject to change due inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

3

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS

Assets
Cash and cash equivalents	$426,072	$54,157
Restricted cash	426,390	677,193
Prepaid and other current assets	16,936	20,687
Total current assets	869,398	752,037

Note receivable	150,000	150,000
Oil and gas properties, unproven	4,717,000	4,717,000

Total assets	$5,736,398	$5,619,037

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Senior secured convertible debenture, net of discount	$30,443,223	$30,643,123
Account payable and accrued expenses	260,467	395,817
Convertible debentures	6,083,026	6,083,026
Accrued interest	13,151,377	12,306,160
Derivative liability	1,940,000	3,424,000
Total current liabilities	51,878,093	52,852,126

Long-Term Liabilities:
Senior secured convertible debenture, net of discount	186,622	-
Total liabilities	52,064,715	52,852,126

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 1,000,000 shares authorized Series C Voting Convertible, 921,890 shares issued and outstanding	921	921
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 578,346 shares issued and outstanding	58	58
Additional paid-in capital	(9,584,242)	(9,584,242)
Accumulated deficiency during exploration stage	(36,745,054)	(37,649,826)
Total stockholders’ deficiency	(46,328,317)	(47,233,089)
Total liabilities and stockholders’ deficiency	$5,736,398	$5,619,037

See accompanying notes to condensed consolidated financial statements.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Net sales	$-	$-
Cost of sales	-	-
	-	-

Operating expenses
General and administrative expenses	247,389	192,348

Total operating expenses	247,389	192,348

Loss from operations	(247,389)	(192,348)

Interest income (expense)	(898,839)	(927,653)
Change in fair value of derivative liability	2,051,000	997,000
Income (Loss) before income tax provision	904,772	(123,001)

Income tax provision	-	-

Net income (loss)	$904,772	$(123,001)

Basic income (loss) per common share	$1.57	$(0.21)

Diluted income (loss) per common share	$0.01	$(0.21)
Weighted average number of common shares outstanding - Basic	578,000	578,000
Weighted average number of common shares outstanding - Diluted	238,987,000	578,000

See accompanying notes to condensed consolidated financial statements.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net Income (Loss)	$904,772	$(123,001)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Change in fair value of derivative liability	(2,051,000)	(997,000)
Amortization of debt discount	47,729	97,200
Changes in Assets and Liabilities
Decrease in Prepaid and other current assets	3,751	3,694
Increase in accounts payable and accrued expenses	(135,350)	55,050
Increase in accrued interest	851,210	830,784
Net cash used in operating activities	(378,888)	(133,273)

Investing activities:
Cash released from (placed under) restriction	250,803	(519)

Financing activities
Proceeds from issuance of senior secured convertible debenture	500,000	100,000

(Decrease) increase in cash	371,915	(33,792)

Cash and cash equivalents, beginning of period	54,157	35,049
Cash and cash equivalents, end of period	$426,072	$1,257

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt discount derived from derivative liability - Senior Secured convertible debentures	$607,000	$63,000
Debt discount on Senior Secured convertible debentures	16,471	-
Other Non-cash financing costs	5,993	-
Total	$629,464	$63,000

See accompanying notes to condensed consolidated financial statements.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation and Nature of Organization

Nature of Operations

Westport Energy Holdings Inc.’s wholly owned subsidiary, Westport Acquisition LLC and its wholly owned subsidiary, Westport Energy, LLC (the Company), was formed in December 2008, in the State of Delaware, as a limited liability company. Westport Energy is an exploration stage company engaged in the exploration for coalbed methane in the Coos Bay region of Oregon. Westport Energy holds leases to approximately 62668.07 acres of prospective coalbed methane lands in the Coos Bay Basin.

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

In addition, as of March 31, 2014, the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies

There have been no material changes during 2014 in the Company’s significant accounting policies to those previously disclosed in the 2013 Form 10K.

Fair Value Framework

The following table reconciles, for the three months ended March 31, 2014, the beginning and ending balances for financial instruments that are recognized at fair value using level 3 inputs in the condensed consolidated financial statements:

Balance of derivative liability as of December 31, 2013	$3,424,000
Additional liability incurred	567,000
Change in fair value during period	(2,051,000)
Balance at March 31, 2014	$1,940,000

Level 3 financial instruments consist of certain embedded conversion features in the Company’s convertible debentures and senior secured convertible debentures. The fair value of these embedded conversion features are measured using the Black-Scholes model. The Company computes valuations each quarter, using Black-Scholes model calculations. The unobservable input used by the Company was the estimation of the volatility of the Company’s stock price over the remaining term of the convertible debentures, which were measured at 71% at March 31, 2014.

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The computation of basic and diluted net loss attributable to common stockholders is as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013

Income (loss) attributable to common stockholders	$904,772	$(123,001)
–Effect on interest expense – convertible debenture conversions	851,023	-
–Numerator for diluted earnings per share after assumed debenture conversions	1,755,795	(123,001)
Weighted average common shares outstanding	578,000	578,000
Dilutive Securities:
Shares underlying convertible preferred stock and secured and senior secured convertible debentures	238,409,000	-
Diluted weighted average common shares outstanding and assumed conversion	238,987,000	578,000
Basic income (loss) per share	$1.57	$(0.21)
Diluted income (loss) per share	$0.01	$(0.21)

Potentially Dilutive Securities

The following table summarizes the potentially dilutive securities which were excluded from the above computation of basic net loss per share of common stock due to their anti-dilutive effect in a net loss situation:

March 31, 2013
Senior secured convertible debentures	48,141,000

Convertible debentures	13,182,000

Series C preferred sock	173,912,000

3. Oil and Gas Properties, Unproven

Summary

As of March 31, 2014 the remaining capitalized costs of Oil and Gas Properties, unproved are summarized as follows:

	Acquisition Costs	Impairment	Total
Coos Bay Basin Property
Year ended 2008	$24,141,000	$-	$24,141,000
Year ended 2009	-	-	-
Year ended 2010	-	(3,041,000)	(3,041,000)
Year ended 2011	-	(10,625,000)	(10,625,000)
Year ended 2012	-	(5,758,000)	(5,758,000)
Year ended 2013	-	-	-
3 months ended March 31, 2014	-	-	-
Total	$24,141,000	$(19,424,000)	$4,717,000

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

On February 26, 2014 Westport entered into an agreement with the State of Oregon, acting through the Department of State Lands (“DSL”) pursuant to which (i) Westport would pay to DSL $59,648 in delay rent pursuant to nine separate oil and gas leases between Westport and DSL (the “DSL Leases”); (ii) Westport would quitclaim all of its right, title and interest in all lands subject to the DSL Leases and thereby surrender and terminate the DSL Leases; and (iii) DSL would return directly to Westport’s issuing bank for cancellation of the $250,000 letter of credit issued pursuant to the DSL leases. Immediately following the agreement, all of the required acts pursuant to the agreement were consummated by each party resulting in the quitclaim by Westport of a total of 11,936.8 acres.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Environmental Matters

The Company has established procedures for a continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no material environmental investigation, compliance and remediation costs for the three months ended March 31, 2014 and 2013. The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

5. Convertible Debentures, Derivative Liability, and Debt Discount

The following is a summary of the Company’s convertible debenture arrangements:

Convertible debentures:

	Conversion Price	March 31, 2014	December 31, 2013
Due December 2010 – 5%	0.50	$592,000	$592,000
Due December 2010 – 12%	0.45	570,000	570,000
Due December 2010 – 5%	0.50	921,000	921,000
Due December 2011– 12%	0.45	4,000,000	4,000,000
Debt discount	-	-	-
Total convertible debentures		$6,083,000	$6,083,000

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s senior secured convertible debenture arrangements:

Senior secured convertible debentures:

	Conversion Price	March 31, 2014	December 31, 2013
Due August 2012 – 9%	0.65	$27,641,000	$27,641,000
Due August 2012 – 9%	0.45	650,000	650,000
Due August 2012 – 9%	0.45	120,000	120,000
Due December 2013– 9%	0.45	910,000	910,000
Due December 2013– 9%	0.45	172,000	172,000
Due December 2013– 9%	0.45	200,000	200,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	75,000	75,000
Due December 2013– 9%	0.45	100,000	100,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	200,000	200,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	-	100,000
Due December 2013– 9%	0.45	-	50,000
Due December 2013– 9%	0.45	-	50,000
Due February 2016– 9%	0.45	540,000	-
Due February 2016– 9%	0.45	222,000	-
Debt discount	-	(575,000)	-
Total senior secured convertible debentures		$30,630,000	$30,643,000

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the terms of the SPA, the purchase price for Debenture CICS-28 was paid as follows: (A) $200,000 was paid by the surrender by YA Global for cancelation of Secured Convertible Debenture No. CICS-25 issued by Westport to YA Global on August 20, 2013 in the original principal amount of $100,000, Secured Convertible Debenture No. CICS-26 issued by Westport to YA Global on November 1, 2013 in the original principal amount of $50,000 and Secured Convertible Debenture No. CICS-27 issued by Westport to YA Global on December 19, 2013 in the original principal amount of $50,000 and (B) $800,000 was paid by wire transfer of immediately available funds to the account of Westport. As of March 31, 2014, $300,000 of these funds remained unpaid.

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

Technical default

As of March 31, 2014 the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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

Assumptions utilized to calculate the fair value of the derivative liability were as follows:

	March 31, 2014	December 31, 2013
Risk Free Interest Rate	1%	1%
Volatility	71%	138%
Term	.2 years	.08 years
Dividend Rate	0%	0%
Closing Price of Common Stock	$0.50	$0.50

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

As of October 2015, Westport maintains oil and gas leases covering approximately 26,708 acres, but intends to concentrate its CBM gas development efforts on wells sites located on the property leased under Westport’s oil and gas lease with Menasha Development Corporation (the “Menasha Lease”). The Menasha Lease covers 16,427.23 acres and can accommodate approximately 51 wells, five of which are already drilled and in the final stages of connection to the nearby gas pipeline.

On September 9, 2015, the Company issued to YA Global, L.P., a senior secured convertible debenture in the principal amount $150,000. The debenture bears interest at the rate of 9% per annum, payable at maturity. The maturity date of the note was December 31, 2016. The holder of the debenture is entitled to convert the principal and accrued interest into common stock of the Company at a conversion rate equal to the lesser of $15 (fixed conversion price) or 90% of the lowest daily VWAP of the common stock during the 10 consecutive trading days immediately preceding the conversion date or other date of determination, subject to adjustment as provided for in the debenture.

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

Results of Operations – three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenues

There were no revenues from continuing operations for the three months ended March 31, 2014 and 2013.

Cost of Revenues

There was no cost of revenues for the three months ended March 31, 2014 and 2013.

Net Loss

The Company had a net income of approximately $905,000 for the three months ended March 31, 2014 versus a net loss of approximately $123,000 for the three months ended March 31, 2013.

The decrease in net loss was predominately the result of the change in derivative liability, which resulted in a gain of approximately $2,051,000 in the three months ended March 31, 2014 compared to a gain of approximately $997,000 during the three months ended March 31, 2013. This difference was offset by a decrease in interest expense from approximately $928,000 during the three months ended March 31, 2013 to approximately $899,000 during the three months ended March 31, 2014. This decrease was due to the decrease in debt discount amortization in the current period.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees increased approximately $55,000 from approximately $192,000 for the first quarter of 2013 to approximately $247,000 for the first quarter of 2014.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the three months ended March 31, 2014 and 2013 are as follows. Consulting expense increased from $138,000 during the three months ended March 31, 2013 to $121,000 for the three months ended March 31, 2014. Taxes and license fees increased from $14,000 during the three months ended March 31, 2013 to $70,000 for the three months ended March 31, 2014. These increases are attributable to the increased levels of exploration activities that occurred during the current period.

We expect to incur significant additional professional fees as we continue to proceed with our exploration activities.

Liquidity and Capital Resources

Our liquid assets, consisting of cash on hand, restricted cash and certificates of deposit were approximately $852,000 as of March 31, 2014 compared to $731,000 at December 31, 2013. As of March 31, 2014 our working capital deficit was approximately $51 million.

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

During the three months ended March 31, 2014, the Company had a net increase in cash of approximately $372,000. Our principal sources and uses of funds were as follows:

Cash used in operating activities. For the three months ended March 31, 2014, the Company used approximately $379,000 in cash for operating activities as compared to approximately $133,000 for the three months ended March 31, 2013. This increase of approximately $246,000 was due primarily to the payment of general and administrative expenses accrued during the end of 2013.

Cash provided by investing activities. For the three months ended March 31, 2014, the Company received approximately $251,000 in net cash from investing activities as compared to using approximately $1,000 for the three months ended March 31, 2013. This increase of approximately $250,000 was due primarily to the liquidation of a certificate of deposit account in connection with the quitclaim of certain lease rights.

Cash provided by financing activities. For the three months ended March 31, 2014, the Company received approximately $500,000 in cash from financing activities as compared to using approximately $100,000 for the three months ended March 31, 2013. This increase was due primarily to the proceeds from the issuance of senior secured convertible debentures during the period.

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

Oil and Gas Properties

The Company utilizes the successful efforts method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of March 31, 2014, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of March 31, 2014, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

Item 3. Quantative and Qualitative Disclosure About Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended March 31, 2014 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WESTPORT ENERGY HOLDINGS INC.

Date: November 10, 2015	By:	/s/ Stephen J. Schoepfer
	Name:	Stephen J. Schoepfer
	Title:	Chief Executive Officer

Date: November 10, 2015	By:	/s/ Stephen J. Schoepfer
	Name:	Stephen J. Schoepfer
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 LAB	XBRL Label Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

*	Filed herewith

**	In accordance with Regulation S-T, the XBRL formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

