Form 10-Q
period 2014-06-30
Westport Energy Holdings Inc.
filed 2015-11-10
CIK 1102414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS

Assets
Cash and cash equivalents	$370,235	$54,157
Restricted cash	426,390	677,193
Prepaid and other current assets	14,883	20,687
Total current assets	811,508	752,037

Note receivable	150,000	150,000
Oil and gas properties, unproven	4,717,000	4,717,000

Total assets	$5,678,508	$5,619,037

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Senior secured convertible debenture, net of discount	$30,443,223	$30,643,123
Account payable and accrued expenses	264,884	395,817
Convertible debentures	6,083,026	6,083,026
Accrued interest	14,022,368	12,306,160
Derivative liability	3,075,000	3,424,000
Total current liabilities	53,888,501	52,852,126

Long-Term Liabilities:
Senior secured convertible debenture, net of discount	310,729	-
Total liabilities	54,199,230	52,852,126

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 1,000,000 shares authorized Series C Voting Convertible, 921,890 shares issued and outstanding	921	921
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 578,346 shares issued and outstanding	58	58
Additional paid-in capital	(9,584,242)	(9,584,242)
Accumulated deficit	(38,937,459)	(37,649,826)
Total stockholders’ deficiency	(48,520,722)	(47,233,089)
Total liabilities and stockholders’ deficiency	$5,678,508	$5,619,037

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
	-	-	-	-

Operating expenses
General and administrative expenses	209,361	135,382	456,750	327,730

Total operating expenses	209,361	135,382	456,750	327,730

Loss from operations	(209,361)	(135,382)	(456,750)	(327,730)

Interest income (expense)	(961,044)	(997,759)	(1,859,883)	(1,925,412)
Change in fair value of derivative liability	(1,022,000)	1,827,000	1,029,000	2,824,000
Other income	-	32,500	-	32,500
Income (Loss) before income tax provision	(2,192,405)	726,359	(1,287,633)	603,358

Income tax provision	-	-	-	-

Net income (loss)	$(2,192,405)	$726,359	$(1,287,633)	$603,358

Basic income (loss) per common share	$(3.79)	$1.26	$(2.23)	$1.04

Diluted income (loss) per common share	$(3.79)	$0.01	$(2.23)	$0.01

Weighted average number of common shares outstanding - Basic	578,000	578,000	578,000	578,000

Weighted average number of common shares outstanding - Diluted	578,000	237,927,000	578,000	237,927,000

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Net Income (Loss)	$(1,287,633)	$603,358
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Change in fair value of derivative liability	(1,029,000)	(2,824,000)
Amortization of debt discount	137,782	225,750
Changes in Assets and Liabilities
Increase in Accounts receivable	-	(6,000)
Decrease in Prepaid and other current assets	5,804	15,073
Increase (decrease) in accounts payable and accrued expenses	(124,940)	75,550
Increase in accrued interest	1,716,208	1,700,330
Net cash used in operating activities	(581,779)	(209,939)

Investing activities:
Cash released from (placed under) restriction	250,803	(856)

Financing activities
Proceeds from issuance of senior secured convertible debenture	647,054	200,000

(Decrease) increase in cash	316,078	(10,795)

Cash and cash equivalents, beginning of period	54,157	35,049
Cash and cash equivalents, end of period	$370,235	$24,254

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of senior secured convertible debenture in exchange for note receivable	$-	$200,000
Note receivable and accrued interest received in exchange for senior secured convertible debenture	-	164,831
Debt discount derived from derivative liability - Senior Secured convertible debentures	720,000	211,000
Debt discount on Senior Secured convertible debentures	28,235	-
Other non-cash financing costs	5,993	35,169

Total	$685,993	$511,000

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation and Nature of Organization

Nature of Operations

Westport Energy Holdings Inc.’s wholly owned subsidiary, Westport Acquisition LLC and its wholly owned subsidiary, Westport Energy, LLC (the Company), was formed in December 2008, in the State of Delaware, as a limited liability company. Westport Energy is an exploration stage company engaged in the exploration for coalbed methane in the Coos Bay region of Oregon. Westport Energy holds leases to approximately 62,668.07 acres of prospective coalbed methane lands in the Coos Bay Basin.

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

In addition, as of June 30, 2014, the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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

Fair Value Framework

The following table reconciles, for the six months ended June 30, 2014, the beginning and ending balances for financial instruments that are recognized at fair value using level 3 inputs in the condensed consolidated financial statements:

Balance of derivative liability as of December 31, 2013	$3,424,000
Additional liability incurred	680,000
Change in fair value during period	(1,029,000)

Balance at June 30, 2014	$3,075,000

Level 3 financial instruments consist of certain embedded conversion features in the Company’s convertible debentures and senior secured convertible debentures. The fair value of these embedded conversion features are measured using the Black-Scholes model. The Company computes valuations each quarter, using Black-Scholes model calculations. The unobservable input used by the Company was the estimation of the volatility of the Company’s stock price over the remaining term of the convertible debentures, which were measured at 110% at June 30, 2014.

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The computation of basic and diluted net loss attributable to common stockholders is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Income (loss) attributable to common stockholders	$(2,192,405)	$726,359	$(1,287,633)	$603,358
–Effect on interest expense – convertible debenture conversions	-	834,376	-	1,665,160
–Numerator for diluted earnings per share after assumed debenture conversions	(2,192,405)	1,560,735	(1,287,633)	2,268,518
Weighted average common shares outstanding	578,000	578,000	578,000	578,000
Dilutive Securities:
Shares underlying convertible preferred stock and secured and senior secured convertible debentures	-	237,349,000	-	237,349,000
Diluted weighted average common shares outstanding and assumed conversion	578,000	237,927,000	578,000	237,927,000
Basic income (loss) per share	$(3.79)	$1.26	$(2.23)	$1.04
Diluted income (loss) per share	$(3.79)	$0.01	$(2.23)	$0.01

Potentially Dilutive Securities

The following table summarizes the potentially dilutive securities which were excluded from the above computation of basic net loss per share of common stock due to their anti-dilutive effect in a net loss situation:

June 30, 2014
Senior secured convertible debentures	48,696,000

Convertible debentures	13,182,000

Series C convertible preferred stock	175,472,000

3. Oil and Gas Properties, Unproven

Summary

As of June 30, 2014 the remaining capitalized costs of Oil and Gas Properties, unproved are summarized as follows:

	Acquisition Costs	Impairment	Total
Coos Bay Basin Property
Year ended 2008	$24,141,000	$-	$24,141,000
Year ended 2009	-	-	-
Year ended 2010	-	(3,041,000)	(3,041,000)
Year ended 2011	-	(10,625,000)	(10,625,000)
Year ended 2012	-	(5,758,000)	(5,758,000)
Year ended 2013	-	-	-
6 months ended June 30, 2014	-	-	-
Total	$24,141,000	$(19,424,000)	$4,717,000

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

4. Environmental Matters

The Company has established procedures for a continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no material environmental investigation, compliance and remediation costs for the six months ended June 30, 2014 and 2013. The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

5. Convertible Debentures, Derivative Liability, and Debt Discount

The following is a summary of the Company’s convertible debenture arrangements:

Convertible debentures:

	Conversion Price	June 30, 2014	December 31, 2013
Due December 2010 – 5%	0.50	$592,000	$592,000
Due December 2010 – 12%	0.45	570,000	570,000
Due December 2010 – 5%	0.50	921,000	921,000
Due December 2011– 12%	0.45	4,000,000	4,000,000
Debt discount	-	-	-
Total convertible debentures		$6,083,000	$6,083,000

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s senior secured convertible debenture arrangements:

Senior secured convertible debentures:

	Conversion Price	June 30, 2014	December 31, 2013
Due August 2012 – 9%	0.65	$27,641,000	$27,641,000
Due August 2012 – 9%	0.45	650,000	650,000
Due August 2012 – 9%	0.45	120,000	120,000
Due December 2013– 9%	0.45	910,000	910,000
Due December 2013– 9%	0.45	172,000	172,000
Due December 2013– 9%	0.45	200,000	200,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	75,000	75,000
Due December 2013– 9%	0.45	100,000	100,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	200,000	200,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	100,000	100,000
Due December 2013– 9%	0.45	-	100,000
Due December 2013– 9%	0.45	-	50,000
Due December 2013– 9%	0.45	-	50,000
Due February 2016– 9%	0.45	540,000	-
Due February 2016– 9%	0.45	381,000	-
Debt discount	-	(610,000)	-
Total senior secured convertible debentures		$30,754,000	$30,643,000

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the terms of the SPA, the purchase price for Debenture CICS-28 was paid as follows: (A) $200,000 was paid by the surrender by YA Global for cancelation of Secured Convertible Debenture No. CICS-25 issued by Westport to YA Global on August 20, 2013 in the original principal amount of $100,000, Secured Convertible Debenture No. CICS-26 issued by Westport to YA Global on November 1, 2013 in the original principal amount of $50,000 and Secured Convertible Debenture No. CICS-27 issued by Westport to YA Global on December 19, 2013 in the original principal amount of $50,000 and (B) $800,000 was paid by wire transfer of immediately available funds to the account of Westport. As of June 30, 2014, $152,946 of these funds remained unpaid.

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

Technical default

As of June 30, 2014 the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assumptions utilized to calculate the fair value of the derivative liability were as follows:

	June 30, 2014	December 31, 2013
Risk Free Interest Rate	1%	1%
Volatility	110%	138%
Term	.19 years	.08 years
Dividend Rate	0%	0%
Closing Price of Common Stock	$0.50	$0.50

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

As of October 2015, Westport maintains oil and gas leases covering approximately 26,708acres, but intends to concentrate its CBM gas development efforts on wells sites located on the property leased under Westport’s oil and gas lease with Menasha Development Corporation (the “Menasha Lease”). The Menasha Lease covers 16,427.23 acres and can accommodate approximately 51 wells, five of which are already drilled and in the final stages of connection to the nearby gas pipeline.

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

Results of Operations – six months ended June 30, 2014 compared to six months ended June 30, 2013

Revenues

There were no revenues from continuing operations for the six months ended June 30, 2014 and 2013.

Cost of Revenues

There was no cost of revenues for the six months ended June 30, 2014 and 2013.

Net Loss

The Company had a net loss of approximately $1,288,000 for the six months ended June 30, 2014 versus a net loss of approximately $603,000 for the six months ended June 30, 2013.

The increased net loss was predominately the result of the decreased change in derivative liability, which resulted in a gain of approximately $1,029,000 in the six months ended June 30, 2014 compared to a gain of approximately $2,824,000 during the six months ended June 30, 2013. The overall decreased net income was also attributable to an increase in operating expenses from $328,000 during the six months ended June 30, 2013 to $457,000 during the six months ended June 30, 2014. This difference was offset by an increase in interest expense from approximately $1,925,000 during the six months ended June 30, 2013 to approximately $1,860,000 during the six months ended June 30, 2014, which was due to a decrease in debt discount amortization.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees increased from approximately $328,000 for the six months ended June 30, 2013 to approximately $457,000 for the six months ended June 30, 2014.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the six months ended June 30, 2014 and 2013 are as follows. Consulting and professional fees increased from approximately $255,000 during the six months ended June 30, 2013 to approximately $306,000 during the six months ended June 30, 2014. License fees increased from $14,000 during the six months ended June 30, 2013 to approximately $70,000 during the six months ended June 30, 2014.

We expect to incur significant additional professional fees as we continue to proceed with our exploration activities.

Results of Operations – three months ended June 30, 2014 compared to three months ended June 30, 2013

Revenues

There were no revenues from continuing operations for the three months ended June 30, 2014 and 2013.

Cost of Revenues

There was no cost of revenues for the three months ended June 30, 2014 and 2013.

Net Loss

The Company had a net loss of approximately $2,192,000 for the three months ended June 30, 2014 versus a net income of approximately $726,000 for the three months ended June 30, 2013.

The increased net loss was predominately the result of the decreased change in derivative liability, which resulted in a loss of approximately $1,022,000 in the three months ended June 30, 2014 compared to a gain of approximately $1,827,000 during the three months ended June 30, 2013. This difference was offset by a decrease in interest expense from approximately $998,000 during the three months ended June 30, 2013 to approximately $961,000 during the three months ended June 30, 2014.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees increased approximately $74,000 from approximately $135,000 for the three months ended June 30, 2013 to approximately $209,000 for the three months ended June 30, 2014.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the three months ended June 30, 2014 and 2013 are as follows. Consulting and professional fees increased from approximately $117,000 during the three months ended June 30, 2013 to approximately $185,000 during the three months ended June 30, 2014.

We expect to incur significant additional professional fees as we continue to proceed with our exploration activities.

Liquidity and Capital Resources

Our liquid assets, consisting of cash on hand, restricted cash and certificates of deposit were approximately $797,000 as of June 30, 2014. As of June 30, 2014 our working capital deficit was approximately $53 million.

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

During the six months ended June 30, 2014, the Company had a net increase in cash of approximately $316,000. Our principal sources and uses of funds were as follows:

Cash used in operating activities. For the six months ended June 30, 2014, the Company used approximately $582,000 in cash for operating activities as compared to approximately $210,000 for the six months ended June 30, 2013. This increase of approximately $372,000 was due primarily to the payment of general and administrative expenses accrued during the end of 2013 and during 2014.

Cash used in investing activities. For the six months ended June 30, 2014, the Company received approximately $251,000 in net cash from investing activities as compared to using approximately $1,000 for the six months ended June 30, 2013. This increase of approximately $250,000 was due primarily to the liquidation of a certificate of deposit account in connection with the quitclaim of certain lease rights.

Cash provided by financing activities. For the six months ended June 30, 2014, the Company received approximately $647,000 in cash from financing activities as compared to approximately $200,000 for the six months ended June 30, 2013. This increase of approximately $447,000 was due primarily to the proceeds from the issuance of a senior secured convertible debenture during the period.

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

Oil and Gas Properties

The Company utilizes the successful efforts method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of June 30, 2014, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of June 30, 2014, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

Item 3. Quantative and Qualitative Disclosure About Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended June 30, 2014 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

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

WESTPORT ENERGY HOLDINGS INC.

Date: November 10, 2015	By:	/s/ Stephen J. Schoepfer
	Name:	Stephen J. Schoepfer
	Title:	Chief Executive Officer

Date: November 10, 2015	By:	/s/ Stephen J. Schoepfer
	Name:	Stephen J. Schoepfer
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

31.3	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 LAB	XBRL Label Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

*	Filed herewith

**	In accordance with Regulation S-T, the XBRL formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

