Form 10-Q
period 2014-09-30
Westport Energy Holdings Inc.
filed 2015-11-10
CIK 1102414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014.

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________.

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

3

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS

Assets
Cash and cash equivalents	$281,090	$54,157
Restricted cash	426,390	677,193
Prepaid and other current assets	14,883	20,687
Total current assets	722,363	752,037

Note receivable	150,000	150,000
Oil and gas properties, unproven	4,717,000	4,717,000

Total assets	$5,589,363	$5,619,037

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Senior secured convertible debenture, net of discount	$30,443,223	$30,643,123
Account payable and accrued expenses	341,552	395,817
Convertible debentures	6,083,026	6,083,026
Accrued interest	14,902,930	12,306,160
Derivative liability	2,679,000	3,424,000
Total current liabilities	54,449,731	52,852,126

Long-Term Liabilities:
Senior secured convertible debenture, net of discount	438,390	-
Total liabilities	54,888,121	52,852,126

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 1,000,000 shares authorized Series C Voting Convertible, 921,890 shares issued and outstanding	921	921
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 578,346 shares issued and outstanding	58	58
Additional paid-in capital	(9,584,242)	(9,584,242)
Accumulated deficit	(39,715,495)	(37,649,826)
Total stockholders’ deficiency	(49,298,758)	(47,233,089)
Total liabilities and stockholders’ deficiency	$5,589,363	$5,619,037

See accompanying notes to condensed consolidated financial statements.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
	-	-	-	-

Operating expenses
Impairment loss	-	-	-	-
General and administrative expenses	246,763	181,349	703,513	509,079

Total operating expenses	246,763	181,349	703,513	509,079

Loss from operations	(246,763)	(181,349)	(703,513)	(509,079)

Interest income (expense)	(979,223)	(1,021,968)	(2,839,106)	(2,947,380)
Change in fair value of derivative liability	442,000	(270,000)	1,471,000	2,554,000
Other income	5,950	26,500	5,950	59,000
Income (Loss) before income tax provision	(778,036)	(1,446,817)	(2,065,669)	(843,459)

Income tax provision	-	-	-	-

Net income (loss)	$(778,036)	$(1,446,817)	$(2,065,669)	$(843,459)

Basic and diluted income (loss) per common share	$(1.35)	$(2.50)	$(3.57)	$(1.46)

Weighted average number of common shares outstanding - Basic	578,000	578,000	578,000	578,000

Weighted average number of common shares outstanding - Diluted	-	-	-	-

See accompanying notes to condensed consolidated financial statements.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net Loss	$(2,065,669)	$(843,459)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in fair value of derivative liability	(1,471,000)	(2,554,000)
Amortization of debt discount	236,443	399,250
Changes in Assets and Liabilities
Increase in Accounts receivable	-	(19,000)
Decrease in Prepaid and other current assets	5,804	11,538
Increase in accounts payable and accrued expenses	(48,272)	124,050
Increase in accrued interest	2,596,770	2,549,138
Net cash used in operating activities	(745,924)	(332,483)

Investing activities:
Cash released from (placed under) restriction	250,803	(1,196)

Financing activities
Proceeds from issuance of senior secured convertible debenture	722,054	325,000

(Decrease) increase in cash	226,933	(8,679)

Cash and cash equivalents, beginning of period	54,157	35,049
Cash and cash equivalents, end of period	$281,090	$26,370

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of senior secured convertible debenture in exchange for note receivable	$-	$200,000
Note receivable and accrued interest received in exchange for senior secured convertible debenture	-	164,831
Debt discount derived from derivative liability - Senior Secured convertible debentures	766,000	238,000
Debt discount on Senior Secured convertible debentures	34,235	-
Other non-cash financing costs	5,993	35,169

Total	$731,993	$638,000

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

In addition, as of September 30, 2014, the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

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

Fair Value Framework

The following table reconciles, for the nine months ended September 30, 2014, the beginning and ending balances for financial instruments that are recognized at fair value using level 3 inputs in the condensed consolidated financial statements:

Balance of derivative liability as of December 31, 2013	$3,424,000
Additional liability incurred	726,000
Change in fair value during period	(1,471,000)

Balance at September 30, 2014	$2,679,000

Level 3 financial instruments consist of certain embedded conversion features in the Company’s convertible debentures and senior secured convertible debentures. The fair value of these embedded conversion features are measured using the Black-Scholes model. The Company computes valuations each quarter, using Black-Scholes model calculations. The unobservable input used by the Company was the estimation of the volatility of the Company’s stock price over the remaining term of the convertible debentures, which were measured at 98% at September 30, 2014.

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

The computation of basic and diluted net loss attributable to common stockholders is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Income (loss) attributable to common stockholders	$(778,000)	$(1,447,000)	$(2,066,000)	$(843,000)
Weighted-average common shares outstanding - basic and diluted	578,000	578,000	578,000	578,000
Basic and diluted income (loss) per share	$(1.35)	$(2.50)	$(3.57)	$(1.46)

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Potentially Dilutive Securities

The following table summarizes the potentially dilutive securities which were excluded from the above computation of basic net loss per share of common stock due to their anti-dilutive effect in a net loss situation:

	September 30, 2014	September 30, 2013
Senior secured convertible debentures	50,979,000	48,974,000

Convertible debentures	13,182,000	13,182,000

Series C convertible preferred stock	181,886,000	176,253,000

3. Oil and Gas Properties, Unproven

Summary

As of September 30, 2014 the remaining capitalized costs of Oil and Gas Properties, unproved are summarized as follows:

	Acquisition Costs	Impairment	Total
Coos Bay Basin Property
Year ended 2008	$24,141,000	$-	$24,141,000
Year ended 2009	-	-	-
Year ended 2010	-	(3,041,000)	(3,041,000)
Year ended 2011	-	(10,625,000)	(10,625,000)
Year ended 2012	-	(5,758,000)	(5,758,000)
Year ended 2013	-	-	-
9 months ended September 30, 2014	-	-	-
Total	$24,141,000	$(19,424,000)	$4,717,000

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

On February 26, 2014 Westport entered into an agreement with the State of Oregon, acting through the Department of State Lands (“DSL””) pursuant to which (i) Westport would pay to DSL $59,648 in delay rent pursuant to nine separate oil and gas leases between Westport and DSL (the “DSL Leases”); (ii) Westport would quitclaim all of its right, title and interest in all lands subject to the DSL Leases and thereby surrender and terminate the DSL Leases; and (iii) DSL would return directly to Westport’s issuing bank for cancellation of the $250,000 letter of credit issued pursuant to the DSL leases. Immediately following the agreement, all of the required acts pursuant to the agreement were consummated by each party resulting in the quitclaim by Westport of a total of 11,936.8 acres.

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Environmental Matters

The Company has established procedures for a continuing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company’s business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no material environmental investigation, compliance and remediation costs for the nine months ended September 30, 2014 and 2013. The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

5. Convertible Debentures, Derivative Liability, and Debt Discount

The following is a summary of the Company’s convertible debenture arrangements:

Convertible debentures:

	Conversion Price	September 30, 2014	December 31, 2013
Due December 2010 – 5%	0.50	$592,000	$592,000
Due December 2010 – 12%	0.45	570,000	570,000
Due December 2010 – 5%	0.50	921,000	921,000
Due December 2011– 12%	0.45	4,000,000	4,000,000
Debt discount	-	-	-
Total convertible debentures		$6,083,000	$6,083,000

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

WESTPORT ENERGY HOLDINGS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s senior secured convertible debenture arrangements:

Senior secured convertible debentures:

	Conversion Price	September 30, 2014	December 31, 2013
Due August 2012 – 9%	0.65	$27,641,000	$27,641,000
Due August 2012 – 9%	0.45	650,000	650,000
Due August 2012 – 9%	0.45	120,000	120,000
Due December 2013– 9%	0.45	910,000	910,000
Due December 2013– 9%	0.45	172,000	172,000
Due December 2013– 9%	0.45	200,000	200,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	75,000	75,000
Due December 2013– 9%	0.45	100,000	100,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	50,000	50,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	200,000	200,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	25,000	25,000
Due December 2013– 9%	0.45	100,000	100,000
Due December 2013– 9%	0.45	-	100,000
Due December 2013– 9%	0.45	-	50,000
Due December 2013– 9%	0.45	-	50,000
Due February 2016– 9%	0.45	540,000	-
Due February 2016– 9%	0.45	462,000	-
Debt discount	-	(564,000)	-
Total senior secured convertible debentures		$30,881,000	$30,643,000

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

Pursuant to the terms of the SPA, the purchase price for Debenture CICS-28 was paid as follows: (A) $200,000 was paid by the surrender by YA Global for cancelation of Secured Convertible Debenture No. CICS-25 issued by Westport to YA Global on August 20, 2013 in the original principal amount of $100,000, Secured Convertible Debenture No. CICS-26 issued by Westport to YA Global on November 1, 2013 in the original principal amount of $50,000 and Secured Convertible Debenture No. CICS-27 issued by Westport to YA Global on December 19, 2013 in the original principal amount of $50,000 and (B) $800,000 was paid by wire transfer of immediately available funds to the account of Westport. As of September 30, 2014, $77,946 of these funds remained unpaid.

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

Technical default

As of September 30, 2014 the Company is not compliant with the repayment terms of the convertible notes and is in technical default. The senior secured convertible debentures have cross-default provisions within the agreement, which necessitated their classification as a current liability. All convertible debentures are currently due and the Company continues to work with the note holders to remediate the default.

Derivative Liability –Conversion Option

Price protection features of the convertible debentures required the Company to treat the conversion options in the Company’s senior secured convertible debentures and convertible debentures as a derivative liability. The Company used the Black-Scholes option pricing model to calculate the fair value of the conversion options.

Assumptions utilized to calculate the fair value of the derivative liability were as follows:

	September 30, 2014	December 31, 2013

Risk Free Interest Rate	1%	1%
Volatility	98%	138%
Term	.17 years	.08 years
Dividend Rate	0%	0%
Closing Price of Common Stock	$0.50	$0.50

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

Results of Operations – nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Revenues

There were no revenues from continuing operations for the nine months ended September 30, 2014 and 2013.

Cost of Revenues

There was no cost of revenues for the nine months ended September 30, 2014 and 2013.

Net Loss

The Company had a net loss of approximately $2,066,000 for the nine months ended September 30, 2014 versus a net loss of approximately $843,000 for the nine months ended September 30, 2013.

The increase in net loss was predominately the result of the change in derivative liability, which resulted in a gain of approximately $1,471,000 in the nine months ended September 30, 2014 compared to a gain of approximately $2,554,000 during the nine months ended September 30, 2013. The increase was also attributable to an increase in general and administrative expenses, which increased from $509,000 to $704,000.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees increased approximately $195,000 from approximately $509,000 for the nine months ended September 30, 2013 to approximately $704,000 for the nine months ended September 30, 2014.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the nine months ended September 30, 2014 and 2013 are as follows. Mineral rights lease expense decreased from approximately $40,000 during the nine months ended September 30, 2013 to approximately $18,000 during the nine months ended September 30, 2014. Consulting and professional fees increased from approximately $404,000 during the nine months ended September 30, 2013 to approximately $499,000 during the nine months ended September 30, 2014.

We expect to incur significant additional professional fees as we continue to proceed with our exploration activities.

Results of Operations – three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenues

There were no revenues from continuing operations for the three months ended September 30, 2014 and 2013.

Cost of Revenues

There was no cost of revenues for the three months ended September 30, 2014 and 2013.

Net Loss

The Company had a net loss of approximately $778,000 for the three months ended September 30, 2014 versus a net loss of approximately $1,447,000 for the three months ended September 30, 2013.

The increase in net loss was predominately the result of the change in derivative liability, which resulted in a gain of approximately $442,000 in the three months ended September 30, 2014 compared to a loss of approximately $270,000 during the three months ended September 30, 2013. This difference was offset by a decrease in interest expense from approximately $1,021,000 during the three months ended September 30, 2013 to approximately $979,000 during the three months ended September 30, 2014.

Operating Expenses:

General and administrative expenses

General and administrative fees and professional fees increased approximately $66,000 from approximately $181,000 for the three months ended September 30, 2013 to approximately $247,000 for the three months ended September 30, 2014.

Variance in individual expenses included in general and administrative fees and professional fees that constituted greater than 5% of total operating expenses during the three months ended September 30, 2014 and 2013 are as follows. Mineral rights lease expense decreased from approximately $14,000 during the three months ended September 30, 2013 to approximately $2,000 during the three months ended September 30, 2014. Consulting and professional fees increased from approximately $149,000 during the three months ended September 30, 2013 to approximately $193,000 during the nine months ended September 30, 2014.

We expect to incur significant additional professional fees as we continue to proceed with our exploration activities.

Liquidity and Capital Resources

Our liquid assets, consisting of cash on hand, restricted cash and certificates of deposit were approximately $707,000 as of September 30, 2014. As of September 30, 2014 our working capital deficit was approximately $56 million.

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

During the nine months ended September 30, 2014, the Company had a net increase in cash of approximately $227,000. Our principal sources and uses of funds were as follows:

Cash used in operating activities. For the nine months ended September 30, 2014, the Company used approximately $746,000 in cash for operating activities as compared to approximately $332,000 for the nine months ended September 30, 2013. This decrease of approximately $414,000 due primarily to the payment of general and administrative expenses accrued during the end of 2013 and during 2014.

Cash provided by investing activities. For the nine months ended September 30, 2014, the Company received approximately $251,000 in net cash from investing activities as compared to using approximately $1,000 for the nine months ended September 30, 2013. This change of approximately $250,000 was due primarily to the liquidation of a certificate of deposit account in connection with the quitclaim of certain lease rights.

Cash provided by financing activities. For the nine months ended September 30, 2014, the Company received approximately $722,000 in cash from financing activities as compared to approximately $325,000 for the nine months ended September 30, 2013. This increase of approximately $397,000 was due primarily to the proceeds from the issuance of senior secured convertible debentures during the period.

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

Oil and Gas Properties

The Company utilizes the successful efforts method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of September 30, 2014, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties will be added to the capitalized cost to be amortized. As of September 30, 2014, all of the Company’s oil and gas properties were unproved and were excluded from amortization.

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

Item 3. Quantative and Qualitative Disclosure About Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our management assessed the effectiveness of our internal controls over financial reporting for the quarter ended September 30, 2014 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that during the period covered by this report, our internal controls over financial reporting were not effective. Management has identified the following material weaknesses in our internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

